Form 10-Q
period 2020-06-30
Apex Technology Acquisition Corp
filed 2020-08-12
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 35,810,000 shares of Class A common stock, $0.0001 par value per share, and 8,750,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

APEX TECHNOLOGY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of June 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2020 (unaudited) and for the period from April 5, 2019 (inception) through June 30, 2019 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 (unaudited) and for the period from April 5, 2019 (inception) through June 30, 2019 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months June 30, 2020 (unaudited) and for the period from April 5, 2019 (inception) through June 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

i

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$609,507	$994,810
Prepaid expenses and other current assets	167,836	183,639
Total Current Assets	777,343	1,178,449

Cash and marketable securities held in Trust Account	353,184,803	351,809,163
Total Assets	$353,962,146	$352,987,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12,014	$151,799
Franchise tax payable	40,403	148,543
Income taxes payable	879,916	317,902
Total Current Liabilities	932,333	618,244

Deferred underwriting commissions	13,150,000	13,150,000
Total Liabilities	14,082,333	13,768,244

Commitments and contingencies

Class A, $0.0001 par value, common stock subject to possible redemption, 33,487,981 and 33,421,936 shares at June 30, 2020 and December 31, 2019 (at $10.00 per share), respectively	334,879,810	334,219,360

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,322,019 and 2,388,064 issued and outstanding (excluding 33,487,981 and 33,421,936 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	232	239
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,750,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	875	875
Additional paid-in capital	3,437,641	4,098,084
Retained earnings	1,561,255	900,810
Total Stockholders’ Equity	5,000,003	5,000,008
Total Liabilities and Stockholders’ Equity	$353,962,146	$352,987,612

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from April 5, 2019 (Inception) Through June 30,
	2020	2020	2019
General and administrative expenses	$213,837	$408,120	$1,000
Franchise tax expense	50,000	100,000	—
Loss from operations	(263,837)	(508,120)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	131,366	1,583,780	—

(Loss) income before provision for income taxes	(132,471)	1,075,660	(1,000)
Provision for income taxes	(22,769)	(415,215)	—
Net (loss) income	$(155,240)	$660,445	$(1,000)

Weighted average shares outstanding of Class A redeemable common stock	35,000,000	35,000,000	—
Basic and diluted income per share, Class A	$0.00	$0.03	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	9,560,000	7,625,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.02)	$(0.04)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,388,064	$239	8,750,000	$875	$4,098,084	$900,810	$5,000,008

Common stock subject to possible redemption	(81,569)	(8)	—	—	(815,682)	—	(815,682)

Net income	—	—	—	—	—	815,685	815,685

Balance – March 31, 2020	2,306,495	231	8,750,000	875	3,282,402	1,716,495	5,000,003

Common stock subject to possible redemption	15,524	1	—	—	155,239	—	155,240

Net loss	—	—	—	—	—	(155,240)	(155,240)

Balance – June 30, 2020	2,322,019	$232	8,750,000	$875	$3,437,641	$1,561,255	$5,000,003

FOR THE PERIOD FROM APRIL 5, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Class B Common Stock (1)		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – April 5, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	8,768,750	877	24,123	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020	8,768,750	$877	$24,123	$(1,000)	$24,000

(1)     Included up to 1,143,750 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from April 5, 2019 (Inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$660,445	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,583,780)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15,803	—
Accounts payable and accrued expenses	(139,785)	1,000
Franchise tax payable	(108,140)	—
Income taxes payable	562,014	—
Net cash used in operating activities	(593,443)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	208,140	—
Net cash provided by investing activities	208,140	—

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	25,000
Payment of offering costs	—	(25,000)
Net cash provided by financing activities	—	25,000

Net Change in Cash	(385,303)	25,000
Cash – Beginning of period	994,810	—
Cash – End of period	$609,507	$25,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$660,450	$—
Offering costs included in accrued offering costs	$—	$5,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $19,806,442, consisting of $6,100,000 of underwriting fees, $13,150,000 of deferred underwriting fees and $556,442 of other offering costs. In addition, at June 30, 2020, cash of $609,507 is held outside of the Trust Account and is available for working capital purposes.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

JUNE 30, 2020

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $19,806,442 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $197,000 and $62,000, respectively, which had a full valuation allowance recorded against it of approximately $197,000 and $62,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax expense of approximately $23,000 and $415,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate of (17)% and 39% for the three and six months ended June 30, 2020, respectively, differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $131,366 and $1,583,780 for the three and six months ended June 30, 2020, respectively (net of applicable franchise and income taxes of approximately $73,000 and $515,000 for the three and six months end June 30, 2020, respectively), by the weighted average number of Class A redeemable common stock for the periods of 35,000,000 shares. Net loss per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

JUNE 30, 2020

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of June 30, 2020 and December 31, 2019.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 16, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,322,019 and 2,388,064 shares of Class A common stock issued or outstanding, excluding 33,487,981 and 33,421,936 shares of common stock subject to possible redemption, respectively.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

At June 30, 2020, assets held in the Trust Account were comprised of $377 in cash and $353,184,426 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2019, assets held in the Trust Account were comprised of $532 in cash, $94,650 in money market funds, which are invested in U.S. Treasury Securities, and $351,713,981 in U.S. Treasury Bills.

During the six months ended June 30, 2020, the Company withdrew $208,140 of interest earned on the Trust Account to pay its franchise taxes. During the period ended December 31, 2019, the Company did not withdraw any interest income from the Trust Account to pay its taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$353,184,803

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, following the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months June 30, 2020, we had a net loss of $155,240, which consists of operating costs of $213,837, franchise taxes of $50,000 and a provision for income taxes of $22,769, offset by interest income on marketable securities held in the trust account of $131,366.

For the six months June 30, 2020, we had a net income of $660,445, which consists of interest income on marketable securities held in the trust account of $1,583,780, offset by operating costs of $408,120, franchise taxes of $100,000 and a provision for income taxes of $415,215.

For the period from April 5, 2019 (inception) through June 30, 2019, we had a net loss of $1,000, which consists formation costs.

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

For the six months ended June 30, 2020, cash used in operating activities was $593,443. Net income of $660,445 was offset by interest earned on marketable securities held in the trust account of $1,583,780 and changes in operating assets and liabilities, which provided $329,892 of cash from operating activities.

As of June 30, 2020, we had investments of $353,184,803 held in the trust account. Interest income on the balance in the trust account may be used by us to pay taxes. During the six months ended June 30, 2020, we withdrew $208,140 of interest earned on the trust account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $609,507 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer and Co-Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer and Co-Chief Executive Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

APEX TECHNOLOGY ACQUISITION CORPORATION

Date: August 11, 2020	/s/ Jeff Epstein
	Name:	Jeff Epstein
	Title:	Co-Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: August 11, 2020	/s/ Brad Koenig
	Name:	Brad Koenig
	Title:	Co-Chief Executive Officer and Director