Form 10-Q
period 2020-09-30
Apex Technology Acquisition Corp
filed 2020-11-16
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 35,810,000 shares of Class A common stock, $0.0001 par value per share, and 8,750,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

APEX TECHNOLOGY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the Three Months Ended September 30,2019 and for the period from April 5, 2019 (inception) through September 30, 2019 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the Three Months Ended September 30,2019 and for the period from April 5, 2019 (inception) through September 30, 2019 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months September 30, 2020 (unaudited) and for the period from April 5, 2019 (inception) through September 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

i

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$469,109	$994,810
Prepaid expenses and other current assets	131,150	183,639
Prepaid income taxes	473,316	—
Total Current Assets	1,073,575	1,178,449

Cash and marketable securities held in Trust Account	351,882,140	351,809,163
Total Assets	$352,955,715	$352,987,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,828	$151,799
Franchise tax payable	90,403	148,543
Income taxes payable	—	317,902
Total Current Liabilities	102,231	618,244

Deferred underwriting commissions	13,150,000	13,150,000
Total Liabilities	13,252,231	13,768,244

Commitments and contingencies

Class A, $0.0001 par value, common stock subject to possible redemption, 33,470,348 and 33,421,936 shares at September 30, 2020 and December 31, 2019 (at $10.00 per share), respectively	334,703,480	334,219,360

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized 2,339,652 and 2,388,064 issued and outstanding (excluding 33,470,348 and 33,421,936 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	234	239
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,750,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	875	875
Additional paid-in capital	3,613,969	4,098,084
Retained earnings	1,384,926	900,810
Total Stockholders’ Equity	5,000,004	5,000,008
Total Liabilities and Stockholders’ Equity	$352,955,715	$352,987,612

The accompanying notes are an integral part of the condensed financial statements.

 APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from April 5, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
General and administrative expenses	$176,898	$31,507	$585,018	$32,507
Franchise tax expense	50,000	100,000	150,000	100,000
Loss from operations	(226,898)	(131,507)	(735,018)	(132,507)

Other income:
Interest earned on marketable securities held in Trust Account	50,790	177,344	1,634,570	177,344

(Loss) income before provision for income taxes	(176,108)	45,837	899,552	44,837
Provision for income taxes	(221)	(16,242)	(415,436)	(16,242)
Net (loss) income	$(176,329)	$29,595	$484,116	$28,595

Weighted average shares outstanding of Class A redeemable common stock	35,000,000	35,000,000	35,000,000	35,000,000
Basic and diluted income per share, Class A	$0.00	$0.00	$0.03	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	8,855,652	9,560,000	8,804,607
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.02)	$0.00	$(0.06)	$0.00

The accompanying notes are an integral part of the condensed financial statements.

 APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,388,064	$239	8,750,000	$875	$4,098,084	$900,810	$5,000,008

Common stock subject to possible redemption	(81,569)	(8)	—	—	(815,682)	—	(815,682)

Net income	—	—	—	—	—	815,685	815,685
Balance – March 31, 2020	2,306,495	231	8,750,000	875	3,282,402	1,716,495	5,000,003

Common stock subject to possible redemption	15,524	1	—	—	155,239	—	155,240

Net loss	—	—	—	—	—	(155,240)	(155,240)
Balance – June 30, 2020	2,322,019	232	8,750,000	875	3,437,641	1,561,255	5,000,003

Common stock subject to possible redemption	17,633	2	—	—	176,328	—	176,330

Net loss	—	—	—	—	—	(176,329)	(176,329)
Balance – September 30, 2020	2,339,652	$234	8,750,000	$875	$3,613,969	$1,384,926	$5,000,004

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND

FOR THE PERIOD FROM APRIL 5, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – April 5, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	8,768,750	877	24,123	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – June 30, 2019	—	—	8,768,750	877	24,123	(1,000)	24,000

Forfeiture of Class B common stock	—	—	(18,750)	(2)	2	—	—

Sale of 35,000,000 Units, net of underwriting discount and offering expenses	35,000,000	3,500	—	—	330,190,058	—	330,193,558

Sale of 810,000 Private Placement Units	810,000	81	—	—	8,099,919	—	8,100,000

Common stock subject to possible redemption	(33,334,715)	(3,333)	—	—	(333,343,817)	—	(333,347,150)

Net income	—	—	—	—	—	29,595	29,595
Balance – September 30, 2019	2,475,285	$248	8,750,000	$875	$4,970,285	$28,595	$5,000,003

(1)	Included up to 1,143,750 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the condensed financial statements.

 APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from April 5, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$484,116	$28,595
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,634,570)	(177,344)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	52,489	(215,050)
Prepaid income taxes	(473,316)	—
Accounts payable and accrued expenses	(139,971)	17,857
Franchise tax payable	(58,140)	100,000
Income taxes payable	(317,902)	16,242
Net cash used in operating activities	(2,087,294)	(229,700)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(350,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	1,561,593	—
Net cash provided by (used in) investing activities	1,561,593	(350,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	343,900,000
Proceeds from sale of Private Units	—	8,100,000
Proceeds from promissory note – related party	—	275,000
Repayment of promissory note – related party	—	(275,000)
Payment of offering costs	—	(556,442)
Net cash provided by financing activities	—	351,468,558

Net Change in Cash	(525,701)	1,238,858
Cash – Beginning of period	994,810	—
Cash – End of period	$469,109	$1,238,858

Supplemental information
Cash paid for income taxes	$1,353,453	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$333,314,490
Change in value of common stock subject to possible redemption	$484,120	$111,660
Deferred underwriting fee payable	$—	$13,150,000

The accompanying notes are an integral part of the condensed financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Offering costs amounted to $19,806,442, consisting of $6,100,000 of underwriting fees, $13,150,000 of deferred underwriting fees and $556,442 of other offering costs. In addition, at September 30, 2020, cash of $469,109 is held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by September 19, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 19, 2021.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $19,806,442 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $246,000 and $62,000, respectively, which had a full valuation allowance recorded against it of approximately $246,000 and $62,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax expense of approximately $200 and $415,000, respectively, primarily related to interest income earned on the Trust Account. During the three months ended September 30, 2019 and for the period from April 5, 2019 (inception) through September 30, 2019, the Company recorded income tax expense of approximately $16,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate of 0% and 46% for the three and nine months ended September 30, 2020 and 35% and 36% for the three and months ended September 30, 2019 and for the period from April 5, 2019 (inception) through September 30, 2019, respectively, differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $50,790 and $177,344 for the three months ended September 30, 2020 and 2019 and $1,634,570 and $177,344 for the nine months ended September 30, 2020 and for the period from April 5, 2019 (inception) through September 30, 2019, respectively (net of applicable franchise and income taxes of approximately $51,000 and $116,000 for the three months end September 30, 2020 and 2019 and $565,000 and $116,000 for the nine months end September 30, 2020 and for the period from April 5, 2019 (inception) through September 30, 2019, respectively), by the weighted average number of Class A redeemable common stock for the periods of 35,000,000 shares. Net loss per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of September 30, 2020 and December 31, 2019.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 16, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred and paid $45,000 and $135,000 in fees for these services, respectively. For the three months ended September 30, 2019 and for the period from April 5, 2019 (inception) through September 30, 2019, the Company incurred $15,000 in fees for these services.

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,339,652 and 2,388,064 shares of Class A common stock issued or outstanding, excluding 33,470,348 and 33,421,936 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

At September 30, 2020, assets held in the Trust Account were comprised of $2,423 in cash and $176,558,753 in money market funds, which are invested in U.S. Treasury Securities and $176,558,734 in U.S. Treasury Bills. At December 31, 2019, assets held in the Trust Account were comprised of $532 in cash, $94,650 in money market funds, which are invested in U.S. Treasury Securities, and $351,713,981 in U.S. Treasury Bills.

During the nine months ended September 30, 2020, the Company withdrew $1,561,593 of interest earned on the Trust Account to pay its franchise and income taxes. During the period ended December 31, 2019, the Company did not withdraw any interest income from the Trust Account to pay its taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$175,320,964	$94,650

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding (Loss) Gains	Fair Value

September 30, 2020	U.S. Treasury Securities (Mature on 10/29/2020)	$176,561,177	$(1,114)	$176,560,063
December 31, 2019	U.S. Treasury Securities (Mature on 3/19/2020)	$351,713,981	$281,644	$351,995,625

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, following the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months September 30, 2020, we had a net loss of $176,329, which consists of operating costs of $176,898, franchise taxes of $50,000 and a provision for income taxes of $221, offset by interest income on marketable securities held in the trust account of $50,790.

For the nine months September 30, 2020, we had a net income of $484,116, which consists of interest income on marketable securities held in the trust account of $1,634,570, offset by operating costs of $585,018, franchise taxes of $150,000 and a provision for income taxes of $415,436.

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

For the nine months ended September 30, 2020, cash used in operating activities was $2,087,294. Net income of $484,116 was offset by interest earned on marketable securities held in the trust account of $1,634,570 and changes in operating assets and liabilities, which used $936,840 of cash from operating activities.

For the period from April 5, 2019 (inception) through September 30, 2019, cash used in operating activities was $229,700. Net income of $28,595 was offset by interest earned on marketable securities held in the Trust Account of $177,344 and changes in operating assets and liabilities, which used $80,951 of cash from operating activities.

As of September 30, 2020, we had investments of $351,882,140 held in the trust account. Interest income on the balance in the trust account may be used by us to pay taxes. During the nine months ended September 30, 2020, we withdrew $1,561,593 of interest earned on the trust account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $469,109 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer and Co-Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer and Co-Chief Executive Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

APEX TECHNOLOGY ACQUISITION CORPORATION

Date: November 13, 2020	/s/ Jeff Epstein
	Name:	Jeff Epstein
	Title:	Co-Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 13, 2020	/s/ Brad Koenig
	Name:	Brad Koenig
	Title:	Co-Chief Executive Officer and Director