Form 10-K
period 2020-12-31
Apex Technology Acquisition Corp
filed 2021-03-09
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: (619) 736-6855

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

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒     No ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2020, as reported on the Nasdaq Capital Market, was approximately $358,400,000.

As of March 8, 2021, there were 35,810,000 shares of Class A common stock and 8,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

______	our ability to complete our initial business combination, including the AvePoint Business Combination (as defined below);

______	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

______	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

______	our potential ability to obtain additional financing to complete our initial business combination;

______	our pool of prospective target businesses;

______	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

______	the ability of our officers and directors to generate a number of potential investment opportunities;

______	our public securities’ potential liquidity and trading;

______	the lack of a market for our securities;

______	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

______	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

______	“AvePoint” are to AvePoint, Inc. a Delaware corporation;

______	“AvePoint Business Combination” are to the transactions contemplated by the Business Combination Agreement (as defined below);

______	“AvePoint Registration Statement” are to the Form S-4 filed with the SEC (as defined below) on February 4, 2021, as amended;

______	“Board of Directors” or “Board” are to the board of directors of the Company;

______	“Business Combination Agreement,” are to the Business Combination Agreement, dated as of November 23, 2020, as it may be amended, by and among the Company, AvePoint, and the other parties thereto;

______	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (as defined below);

______	“common stock” are to our Class A common stock and our Class B common stock, collectively;

______	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below and warrant agent of our public warrants (as defined below);

______	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

______	“DGCL” are to the Delaware General Corporation Law;

______	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

______	“GAAP” are to the accounting principles generally accepted in the United States of America;

______	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

______	“initial public offering” are to that was consummated by the Company on September 19, 2019;

______	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

______	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

______	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

______	“letter agreement” are to a letter agreement that our sponsor, officers and directors have entered into with us as of September 16, 2019;

______	“management” or our “management team” are to our officers and directors;

______	“Merger Sub 1” are to Athena Technology Merger Sub, Inc., a Delaware corporation;

______	“Merger Sub 2” are to Athena Technology Merger Sub 2, LLC, a Delaware limited liability company;

______	“Merger Subs” are to Merger Sub 1 and Merger Sub 2;

______	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

______	“placement units” are to the units sold to our sponsor and Cantor, each placement unit consisting of one placement share and one-half of one placement warrant;

______	“placement shares” are to the shares of our common stock included within the placement units sold to our sponsor and Cantor in the private placement;

______	“placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

______	“public shares” are to shares of our Class A common stock sold as part of the units (as defined below) in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

______	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

______	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

______	“Registration Statement” are to the Form S-1 filed with the SEC (as defined below) on August 15, 2019, as amended;

______	“SEC” are to the U.S. Securities and Exchange Commission;

______	“Securities Act” are to the Securities Act of 1933, as amended;

______	“sponsor” are to Apex Technology Sponsor LLC, a Delaware limited liability company;

______	“trust account” are to the trust account in which an amount of $350,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and placement units in the initial public offering was placed following the closing of the initial public offering.

______	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

______	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement warrants or their permitted transferees;

______	“we,” “us,” “Apex”, “Company” or “our Company” are to Apex Technology Acquisition Corporation; and

______	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

RISK FACTORS SUMMARY

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Report including the financial statements.

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For risks relating to AvePoint and the AvePoint Business Combination, please see the AvePoint Registration Statement.

v

PART I

Item 1. Business

Overview

We are a blank check company formed on April 5, 2019 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Throughout this Report we will refer to this as our “initial business combination.” While our efforts to identify a target business have spanned many industries and regions worldwide, we have focused our search for prospects within the software and internet technology industries. Our ability to locate a potential target is and has been subject to the uncertainties discussed elsewhere in this Report.

Initial Public Offering

On September 19, 2019, the Company consummated the initial public offering of 35,000,000 units. In addition to one share of our public shares, each unit also consists of one-half of one public warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $350,000,000. The Company had granted Cantor, the representative of the several underwriters in the initial public offering, a 45-day option to purchase up to 4,575,000 additional units to cover over-allotments. On September 19, 2019, Cantor partially exercised the option and purchased an additional 4,500,000 units at $10.00 per unit and forfeited the option to exercise the remaining 75,000 units.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 810,000 placement units at a price of $10.00 per placement unit in a private placement to the sponsor and Cantor, generating gross proceeds of $8,100,000. The sponsor purchased 657,500 placement units and Cantor purchased 152,500 placement units. Each placement unit consists of one placement share and one-half of one placement warrant. Each whole placement warrant is exercisable to purchase one public share at a price of $11.50 per share. The proceeds from the placement units were added to the proceeds from the initial public offering held in the trust account.

A total of $350,000,000 from the net proceeds of the sale of the units in the initial public offering and the sale of the placement units was placed in the trust account.

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “APXTU,” “APXT” and “APXTW,” respectively. Our units commenced public trading on September 17, 2019, and our public shares and public warrants commenced separate public trading on November 5, 2019.

AvePoint Business Combination

On November 23, 2020, we entered into the Business Combination Agreement with the Merger Subs and AvePoint, pursuant to which Merger Sub 1 will be merged with and into AvePoint (the “First Merger”), with AvePoint surviving the First Merger as a wholly-owned subsidiary of the Company, and promptly following the First Merger, AvePoint will be merged with and into Merger Sub 2 (the “Second Merger,” together with the First Merger, the “Mergers”, and together with the other transactions related thereto, the “Proposed Transactions”), with Merger Sub 2 surviving the Second Merger as a wholly-owned subsidiary of the Company (“Surviving Company”).

Upon the consummation of the Mergers, the aggregate consideration to be paid to AvePoint equityholders will be (i) an amount in cash of approximately $262 million (the “Aggregate Cash Consideration”) and (ii) 143,261,093 shares of our public shares (such aggregate amount, the “Aggregate Stock Consideration”). The Aggregate Cash Consideration may be subject to downward adjustment based on the Cash Election (as defined below) and any cutback due to redemptions by stockholders of Apex and any such adjustment shall be offset by an equivalent increase in the Aggregate Stock Consideration based on a value of $10.00 per public share. AvePoint’s stockholders who hold shares of Series C Preferred Stock, par value $0.001 (“AvePoint Preferred Stock”) and certain named executives (the “Named Executives”) will receive an aggregate amount of $135 million and $35 million in cash, (subject to deduction for certain expenses) respectively, from the Aggregate Cash Consideration and will receive the balance of their consideration in public shares from the Aggregate Stock Consideration. All holders of shares of common stock of AvePoint, par value $0.001 per share (“AvePoint Common Stock”) other than the Named Executives will receive an aggregate amount of between $75 million and approximately $92 million in cash (subject to deduction for certain expenses) based on an election (“Cash Election”) from the balance of the Aggregate Cash Consideration and will receive the remainder of their consideration in public shares from the Aggregate Stock Consideration. Each outstanding option to purchase AvePoint Common Stock (“AvePoint Options”) other than certain options held by the Named Executives will be converted into or replaced with an option to purchase public shares from the Aggregate Stock Consideration based on the exchange ratio set forth in the Business Combination Agreement. The holders of AvePoint Preferred Stock, AvePoint Common Stock and AvePoint Options may be entitled to receive up to an additional 3,000,000 public shares contingent upon the achievement of certain milestones set forth in the Business Combination Agreement (the “Contingent Consideration”).

The obligations of AvePoint and Apex to consummate the Proposed Transactions, including the Mergers, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing (as defined below) of various conditions, including, among other things: (i) the accuracy of the representations and warranties of Apex and AvePoint, respectively; (ii) the performance by Apex and AvePoint, respectively, of its covenants and agreements; (iii) the absence of any material adverse effect that is continuing with respect to Apex or AvePoint, respectively, between the date of the Business Combination Agreement and the date of the Closing, (iv) the approval of AvePoint’s and Apex’s stockholders; (v) the effectiveness of the AvePoint Registration Statement and the submission by Apex of the supplemental listing application to the Nasdaq Stock Market; (vi) the receipt of requisite government approvals, including approval related to the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended; (vii) the consummation by Apex of the Private Placements (as defined below); (viii) Apex having at least $5,000,001 of net tangible assets following the exercise of redemption rights provided in accordance with the organizational documents of Apex; and (ix) as a condition to AvePoint’s obligations, the total cash and cash equivalents of Apex at the Effective Time, after giving effect to the Merger and the Private Placements, being no less than $300 million.

Simultaneously with the execution of the Business Combination Agreement on November 23, 2020, the Named Executives entered into the Named Executive Equity Agreements (the “Named Executive Equity Agreements”) pursuant to which the Named Executives will contribute shares of AvePoint Common Stock to Apex immediately prior to the Effective Time in exchange for a portion of the Aggregate Cash Consideration.

In connection with the closing of the AvePoint Business Combination (the “Closing”), certain key stockholders of AvePoint (the “Key AvePoint Stockholders”) will enter into agreements (the “Lock-Up Agreements”) providing that they will not, subject to certain exceptions, sell or transfer any public shares or securities convertible into or exercisable for public shares held by them immediately after the effective time of the First Merger (the “Effective Time”) until 180 days after the Closing (the “Lock-Up Period”).

Simultaneously with the execution of the Business Combination Agreement on November 23, 2020, each of the sponsor, Jeff Epstein and Brad Koenig entered into the Insider Letter Agreement (the “Insider Letter Agreement”) providing that such parties will not, subject to certain exceptions, sell or transfer certain public shares held by the Sponsor on behalf of Jeff Epstein and Brad Koenig immediately prior to the Effective Time (“Apex Founder Lock-Up Shares”) until 12 months after the Closing and will not sell or transfer 50% of the Apex Founder Lock-Up Shares until 24 months after the Closing.

Simultaneously with the execution of the Business Combination Agreement on November 23, 2020, the Key AvePoint Stockholders entered into the Stockholder Support Agreement (the “Stockholder Support Agreement”) pursuant to which the Key AvePoint Stockholders agreed to vote all of their shares of AvePoint Common Stock and AvePoint Preferred Stock in favor of the approval and adoption of the Business Combination Agreement and the Proposed Transactions.

Simultaneously with the execution of the Business Combination Agreement on November 23, 2020, the sponsor entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the sponsor agreed to vote all of public shares in favor of the approval of the Business Combination Agreement and the Proposed Transactions and certain other proposals for approval by the stockholders of Apex as set forth in the Business Combination Agreement.

Pursuant to the Sponsor Support Agreement, the sponsor agreed to deposit 2,916,700 public shares (“Sponsor Earn-Out Shares”) into escrow and that such shares will be subject to the vesting upon the occurrence, any time prior to or as of the seventh anniversary of the Closing, of either: (i), the closing price of public shares is greater than or equal to $15.00 (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30 trading day period; or (ii) Apex consummates a change of control transaction.

Simultaneously with the execution of the Business Combination Agreement on November 23, 2020, Apex entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 14,000,000 public shares (the “PIPE Shares”), at a purchase price of $10.00 per share for an aggregate purchase price of $140,000,000, in one or more private placement transactions (the “Private Placements”). The closing of the Private Placements pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the Private Placements is to raise additional capital for use by the combined company following the Closing.

In connection with the Closing, that certain registration rights agreement dated September 16, 2019 will be amended and restated and Apex, certain persons and entities holding securities of Apex prior to the Closing (the “Initial Holders”) and certain persons and entities receiving public shares pursuant to the AvePoint Business Combination (the “New Holders” and together with the Initial Holders, the “Reg Rights Holders”) shall enter into an amended and restated registration rights agreement at the Closing (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, Apex will agree that, within 15 business days after the Closing, Apex will file with the SEC (at Apex’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and Apex shall use reasonable best efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof. In certain circumstances, the New Holders can demand up to two underwritten offerings, and all of the Reg Rights Holders will be entitled to piggyback registration rights.

Other than as specifically discussed, this Report does not assume the closing of the AvePoint Business Combination.

Our Mission

Our purpose is to complete a business combination with a leading software or internet company, like AvePoint, that is valued between $650 million and $2 billion. We seek to effectively employ our management team’s industry skills and experience as well as their extensive personal network to add substantial value to any acquired company. These benefits include the following:

______	Expertise in growing successful software and internet companies: Our management team has demonstrated consistent prowess in building, investing, nurturing and leading software and internet companies. We believe they can spot unique ideas or disruptive business models and grow them from local sensation to global ubiquity. We believe we can also recruit top talent and use that intellectual capital to great competitive advantage;

______	Ability to mentor and support exceptional executives: Our Co-Chief Executive Officers, directors and advisors have served on more than 30 public and 100 private boards of directors in North America, Europe and Asia, both within and outside the software and internet sectors. They have overseen more than 200 acquisitions, taken companies public, thrived amid complex governance dilemmas and enhanced their companies’ global growth; and

______	Maximizing the value of becoming a publicly traded entity: As a public entity, we believe we offer a wide range of advantages to stakeholders. These include but are not limited to: working with management and shareholders who aspire to have their company become a public entity and generate substantial wealth creation; transitioning from a private to a public entity may include broader access to debt and equity providers; provision of liquidity for employees and potential acquisitions; and expansion of branding in the marketplace.

Acquisition Criteria

Our intent has been to seek potential target companies globally. We have used a broad and global network of professional contacts that has been developed by our management team and advisors over many years. This network encompasses private equity firms, venture capitalists and entrepreneurs.

The maturity and judgment skills accumulated by our management team and advisors has guided our acquisition process. When candidate companies are being evaluated, we use the following, non-exclusive criteria listed below for determining opportunities.

______	Size: We have targeted entities whose enterprise value is between $650 million and $2 billion. These companies have an international following, and we believe offer long-term risk-adjusted return potential;

______	Focus: The software industry and internet sector are domains in which we have an accomplished track record and “pattern recognition” knowledge. Our management team and advisors’ multifaceted expertise in assessing a target’s technology and their potential for disruption have been key in evaluating business transaction candidates swiftly and adequately;

______	Management’s maturity: We have sought companies with proven and accomplished management teams which are eager to march forward together with and benefit from our management team’s expertise. We have devoted significant resources to analyzing and reaching alignment among a target’s management and its stakeholders, a paramount element to successful execution of any business plan;

______	Operational maturity: We have targeted companies that have the requisite compliance, financial controls and reporting processes in place and are ready for the regulatory constraints of a public entity;

______	Growth: We have invested in software or internet companies that are on what we believe to be a promising growth path, driven by a sustainable competitive advantage, resulting in strong unit economics;

______	Strategic Initiatives: We have sought management teams with the interest and ability to execute on strategic opportunities, including acquisitions of companies that enhances shareholder value;

______	Benefit from being public: We are committed to working with management and shareholders who aspire to have their company become a public entity and generate substantial wealth creation. The benefits of transitioning from a private to a public entity may include a broader access to debt and equity providers, liquidity for employees and potential acquisitions, and expanded branding in the marketplace;

______	Reputation and market acceptance: We have sought companies with a sizable market share in their segment and the opportunity to achieve market leadership. They should also have defensible proprietary technology and intellectual property rights; and

______	Appropriate valuations: We are rigorous, disciplined, and valuation-centric investors, with a keen understanding of market value. We expect to enter into a business combination only if it pairs significant upside potential with limited downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business, such as AvePoint, that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

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

Our Search for Business Combination Opportunities

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

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of AvePoint was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Our Business Combination Process

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. While AvePoint is not affiliated with our sponsor, officers or directors, in the event we do not consummate the AvePoint Business Combination and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

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

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination, such as the Business Combination Agreement, or we have liquidated the trust account.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business, like AvePoint, an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, such as the AvePoint Business Combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “AvePoint Business Combination” above for more information regarding such exchange in the AvePoint Business Combination.

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as AvePoint, will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, such as the AvePoint Business Combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Financial Position

With funds available in our trust account for an initial business combination in the amount of $338,708,320 (as of December 31, 2020), after payment of $13,150,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business, such as AvePoint, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, other than with regard to the Private Placements described above, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

See “AvePoint Business Combination” above for more information regarding the financing of and agreements related to the AvePoint Business Combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finders’ fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers, directors or advisors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers, directors or advisors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein.

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

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While AvePoint is not affiliated with our sponsor, officers or directors, in the event we do not consummate the AvePoint Business Combination and we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

In evaluating a prospective business target, such as AvePoint, we have conducted, and will continue to conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

______	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

______	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we have closely scrutinized the management of a prospective target business, including the management of AvePoint, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the AvePoint Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the AvePoint Business Combination in which Jeff Epstein will serve as a director and Brad Koenig will serve as an observer of the combined company post-Closing, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

______	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

______	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

______	the issuance or potential issuance of common stock will result in our undergoing a change of control.

See “AvePoint Business Combination” above for more information regarding the requisite approvals needed in the AvePoint Business Combination.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. In connection with the Private Placements, each of Brad Koenig and Jeff Epstein agreed to purchase 50,000 shares of Apex Common Stock. There are currently no other commitments, plans or intentions by our initial stockholders, directors, officers, advisors or their affiliates to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

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

See “AvePoint Business Combination” above for more information regarding such purchases in the AvePoint Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, such as the AvePoint Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2020 is approximately $10.05 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and (along with Cantor) placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, as in the AvePoint Business Combination, or (ii) by means of a tender offer if the AvePoint Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we are required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

______	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

______	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

______	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

______	file proxy materials with the SEC.

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

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its equityholders, as is the case with the AvePoint Business Combination (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

See “AvePoint Business Combination” above for more information regarding the requisite approvals needed in the AvePoint Business Combination.

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

See “AvePoint Business Combination” above for more information regarding the requisite approvals needed in the AvePoint Business Combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights (which requirement is applicable in the Business Combination Agreement), whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s Deposit/Withdrawal At Custodian (“DWAC”) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If our proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until September 19, 2021.

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

If we do not consummate the AvePoint Business Combination or any other initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $197,628 of proceeds held outside the trust account (as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and Cantor, the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We seek to reduce the possibility that our Sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $197,628 of the proceeds held outside the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as AvePoint, we have encountered, and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 533 Airport Blvd, Suite 400, Burlingame, CA 94010, and our telephone number is (619) 736-6855. Our executive offices are provided to us by our sponsor. We pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary and intend to continue doing so, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination, including the AvePoint Business Combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

Our units, public shares and public warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business, such as AvePoint, as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

Item 1A. Risk Factors.

You should carefully consider all of the following risk factors and all of the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risks relating to AvePoint and the AvePoint Business Combination, please see the AvePoint Registration Statement.

Risks Related to Our Business and Corporate Structure

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

______	if we do not develop successful new products or improve existing ones, our business will suffer;

______	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

______	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

______	disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could seriously harm our business;

______	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

______	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

______	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

______	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business; and

______	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

______	restrictions on the nature of our investments; and

______	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

______	registration as an investment company;

______	adoption of a specific form of corporate structure; and

______	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Our initial stockholders own shares representing approximately 21.5% of our issued and outstanding shares of common stock (including the placement shares). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, not all directors will be considered for election at our annual meetings of stockholders prior to the consummation of our initial business combination and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Risks Related to Our Initial Business Combination

If the AvePoint Business Combination is not consummated, our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

If the AvePoint Business Combination is not consummated and we seek to enter into a business combination with other target companies, we may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

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

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Although we are seeking stockholder approval of the AvePoint Business Combination, if such transaction is not consummated and we seek to enter into a business combination with other target companies, our Board of Directors may complete such business combination without seeking stockholder approval. Under such circumstances, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In particular, the Business Combination Agreement provides for an aggregate cash consideration of $300 million in cash, including funds in the trust account and from any equity financing as a closing condition for the AvePoint Business Combination, and we may have to satisfy a higher minimum cash closing condition if the AvePoint Business Combination is not consummated and we seek to enter into a business combination with other target companies. Under those circumstances, if too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination (including the Business Combination Agreement), we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by September 19, 2021. We may not be able to complete the AvePoint Business Combination or find another suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination (such as the AvePoint Business Combination) and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate until September 19, 2021, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account as of December 31, 2020 of $197,628 are sufficient to allow us to operate until September 19, 2021; however, we cannot assure you that our estimate is accurate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the placement units, only approximately $197,628 (as of December 31, 2020) will be available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate in addition to the $0 loans outstanding as of December 31, 2020 or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance additional funds to us in such circumstances. Any such additional advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

The grant of registration rights to our initial stockholders, as well as sellers and investors in connection with our initial business combination, may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the placement warrants, the shares of Class A common stock issuable upon exercise of the placement warrants, the shares of Class A common stock issuable upon conversion of the founder shares, the shares of Class A common stock included in the placement units and holders of unit that may be issued upon conversion of working capital loans may demand that we register such Class A common stock, warrants or the Class A common stock issuable upon exercise of such units and warrants. In connection with the closing of the AvePoint Business Combination, that agreement will be amended and restated, and the combined company, our sponsor, Cantor and certain stockholders of the combined company will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which the combined company will agree that, within 15 business days after the closing of the AvePoint Business Combination, the combined company will be required to file a resale registration statement, which registers for resale certain securities of the combined company held by our sponsor, the subscribers in the Private Placements and holders of our warrants. The combined company will be required to use commercially reasonable efforts to have such resale registration statement declared effective as soon as practicable after the filing thereof. Additionally, each of (i) certain entities affiliated with Sixth Street and (ii) the other Key Company Stockholders (as defined in the AvePoint Business Combination Agreement), may demand registration of their registrable securities by the combined company up to twice a year. Each such group of demanding holders may request to sell all or any portion of their registrable securities in an underwritten offering as long as the total offering price is expected to exceed, in the aggregate, $10 million. Parties subject to the Registration Rights Agreement will be entitled to unlimited piggyback registration rights.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

Because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

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

If the AvePoint Business Combination is not consummated, we may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

As of the date of this Report, we have been focusing on business combination opportunities with software and internet technology companies. Even if the AvePoint Business Combination is not consummated, we intend to continue to focus on identifying business combination opportunities with software and internet technology companies. However, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors, especially risks in connection with target businesses in industries outside of our management’s area of expertise. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business, such as AvePoint, with which we enter into our initial business combination will not have all of these attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there are 46,285,000 and 1,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. There are currently no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

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

The issuance of additional shares of common or preferred stock:

______	may significantly dilute the equity interest of investors;

______	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

______	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

______	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, may not presently be ascertained. Although some of our key personnel may remain with the target business in senior management positions, directorships, or advisory roles following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

______	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

______	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

______	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

______	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

______	our inability to pay dividends on our common stock;

______	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

______	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

______	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

______	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

______	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the placement units, $351,809,163 is available to complete our initial business combination and pay related fees and expenses (which includes up to $13,150,000 for the payment of deferred underwriting commissions). In addition, in connection with the AvePoint Business Combination, we entered into subscription agreements with certain accredited investors, pursuant to which we have agreed to issue and sell to such investors an aggregate of 14,000,000 shares of our common stock at a price of $10.00 per share in a private placement transaction.

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

______	solely dependent upon the performance of a single business, property or asset, or

______	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or international financial reporting standards as issued by the IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing of our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Since we are not deemed to be a large accelerated filer or an accelerated filer based on such evaluation, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

______	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

______	rules and regulations regarding currency redemption;

______	complex corporate withholding taxes on individuals;

______	laws governing the manner in which future business combinations may be effected;

______	tariffs and trade barriers;

______	regulations related to customs and import/export matters;

______	longer payment cycles and challenges in collecting accounts receivable;

______	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

______	currency fluctuations and exchange controls;

______	rates of inflation;

______	cultural and language differences;

______	employment regulations;

______	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

______	deterioration of political relations with the United States; and

______	government appropriations of assets.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Related to Our Trust Account

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Withum, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

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

Risks Related to Our Common Stock and the Securities Market

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders with at least 50% of such round lot holders holding securities with a market value of at least $2,500). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

______	a limited availability of market quotations for our securities;

______	reduced liquidity for our securities;

______	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

______	a limited amount of news and analyst coverage; and

______	a decreased ability to issue additional securities or obtain additional financing in the future.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

Not applicable.

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

Holders

On March 8, 2021, there were three (3) holders of record of our units, one (1) holder of record of our Class A common stock, one (1) holder of our Class B common stock and one (1) holder of record of our warrants.

Dividends

We have not paid any cash dividends on our shares, and we have no present intention of doing so. Any future payment of cash dividends will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations. Except as noted in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, there are currently no contractual restrictions on our ability to pay dividends in cash or shares.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on April 5, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses (an “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Business Combination Agreement

On November 23, 2020, the Company entered into an Agreement and Plan of Merger (the “Business Combination Agreement”) by and among the Company, Athena Technology Merger Sub, Inc., a Delaware corporation (“Merger Sub 1”), Athena Technology Merger Sub 2, LLC, a Delaware limited liability company (“Merger Sub 2”), and AvePoint, relating to a proposed business combination transaction between the Company and AvePoint. The Business Combination Agreement was amended on December 30, 2020.

Pursuant to the Business Combination Agreement, Merger Sub 1 will be merged with and into AvePoint (the “First Merger”), with AvePoint surviving the First Merger as a wholly owned subsidiary of the Company, and promptly following the First Merger, AvePoint will be merged with and into Merger Sub 2 (the “Second Merger”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of the Company.

Pursuant to the terms of the Business Combination Agreement, at the effective time of the Merger:

(a)	The aggregate consideration to be paid to AvePoint equity shareholders will be (i) an amount in cash of approximately $262 million (the “Aggregate Cash Consideration”), minus a deduction for the PIPE Fees and (ii) 143,261,093 shares of common stock of Apex, par value $0.0001 (“Apex Common Stock”), which includes shares of Apex Common Stock that may be issuable pursuant to the exercise of exchanged AvePoint stock options (such aggregate amount, the “Aggregate Stock Consideration”). The Aggregate Stock Consideration will be increased by a number of shares of Apex Common Stock equal to the aggregate exercise price of the Exchanged Options divided by $10.00;

(b)	AvePoint’s stockholders who hold shares of Series C Preferred Stock, par value $0.001 (“AvePoint Preferred Stock”) will receive an aggregate amount of $135 million (subject to deduction for Preferred PIPE Fees) from the Aggregate Cash Consideration and will receive the balance of their consideration in shares of Apex Common Stock from the Aggregate Stock Consideration;

(c)	All holders of shares of common stock of AvePoint, par value $0.001 per share (“AvePoint Common Stock”) other than the Named Executives will receive an aggregate amount of between $75 million and approximately $92 million in cash (subject to deduction for certain expenses) based on an election (“Cash Election”) from the balance of the Aggregate Cash Consideration and will receive the remainder of their consideration in shares of Apex Common Stock from the Aggregate Stock Consideration;

(d)	All shares of AvePoint Common Stock and AvePoint Preferred Stock held in the treasury of AvePoint or by Apex shall be canceled without any conversion thereof and no payment or distribution shall be made with respect thereto;

(e)	Each share of common stock of Merger Sub 1 issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and non-assessable share of common stock, par value $0.001 per share, of the Surviving Corporation;

(f)	Each Named Executive Cash-Settled Option that is outstanding immediately prior to the Effective Time, shall be converted into the right to receive (A) an amount of cash equal to: the product of (1) the number of Named Executive Cash-Settled Options multiplied by (2) the Per Share Amount, minus (y) the aggregate exercise price attributable to such Named Executive Cash-Settled Options; and (B) the contingent right to receive a number of shares Contingent Consideration following the Closing in accordance with the Business Combination Agreement;

(g)	The Named Executives will receive an aggregate amount of $35 million in cash (subject to deduction for the Named Executive PIPE Fees (as defined in the Business Combination Agreement)) from the Aggregate Cash Consideration and will receive the balance of their transaction consideration in shares of Apex Common Stock from the Aggregate Stock Consideration;

(h)	Each AvePoint Option that is outstanding immediately prior to the Effective Time, whether vested or unvested (other than the Named Executive Cash-Settled Options and AvePoint Options granted to Eligible individuals in the People’s Republic of China (“PRC Options”)), shall be converted into (1) an option to purchase a number of shares of Apex Common Stock (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of AvePoint Common Stock subject to such AvePoint Option immediately prior to the Effective Time and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such AvePoint Option immediately prior to the Effective Time divided by (B) the Exchange Ratio; and

(i)	The PRC Options will not be continued or assumed by AvePoint, Apex or the Merger Subs as part of the Mergers. The cancelled PRC Options will be replaced and substituted for as of the Effective Time with the award of a new stock option to purchase a number of shares of Apex Common Stock pursuant to the 2021 Plan equal to the product (rounded down to the nearest whole number) of (x) the number of shares of AvePoint Common Stock subject to such PRC Option immediately prior to the Effective Time and (y) the Exchange Ratio, at an exercise price (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such PRC Option prior to the Effective Time divided by (B) the Exchange Ratio. The replacement stock options will be credited with vesting to the same extent as the existing PRC Options being replaced, and the new replacement awards will be subject to same vesting schedule and exercisability provisions

Additionally, On November 23, 2020, Apex entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 14,000,000 shares of Apex Common Stock (the “PIPE Shares”), at a purchase price of $10.00 per share for an aggregate purchase price of $140,000,000, in one or more private placement transactions (the “Private Placements”). The closing of the Private Placements pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the Private Placements is to raise additional capital for use by the combined company following the Closing.

Following the Closing, in addition to the Aggregate Cash Consideration and Aggregate Stock Consideration, the holders of AvePoint Preferred Stock, AvePoint Common Stock and AvePoint Options shall be issued additional shares of Apex Common Stock, as follows:

(a)	1,000,000 shares of Apex Common Stock, in the aggregate, if at any time from and after the Closing through the seventh anniversary thereof (x) the Closing Price is greater than or equal to $12.50 over any 20 Trading Days within any 30 Trading Day period or (y) Apex consummates a Subsequent Transaction, which results in the stockholders of Apex having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $12.50 per share (the “First Milestone”) (such 1,000,000 shares of Apex Common Stock, the “First Milestone Contingent Consideration”);

(b)	1,000,000 shares of Apex Common Stock, in the aggregate, if at any time from and after the Closing through the seventh anniversary thereof (x) the Closing Price is greater than or equal to $15.00 over any 20 Trading Days within any 30 Trading Day period or (y) Apex consummates a Subsequent Transaction, which results in the stockholders of Apex having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $15.00 per share (the “Second Milestone”) (such 1,000,000 shares of Apex Common Stock, the “Second Milestone Contingent Consideration”); and

(c)	1,000,000 shares of Apex Common Stock, in the aggregate, if at any time from and after the Closing through the seventh anniversary thereof (x) the Closing Price is greater than or equal to $17.50 over any 20 Trading Days within any 30 Trading Day period or (y) Apex consummates a Subsequent Transaction, which results in the stockholders of Apex having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $17.50 per share (the “Third Milestone”) (such 1,000,000 shares of Apex Common Stock, the “Third Milestone Contingent Consideration” and together with the First Milestone Contingent Consideration and the Second Milestone Contingent Consideration, the “Contingent Consideration”). For the avoidance of doubt, the maximum amount of the Contingent Consideration is 3,000,000 shares of Apex Common Stock, in the aggregate.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants, including, among others, with respect to the conduct of the businesses of AvePoint and Apex during the period between execution of the Business Combination Agreement and the consummation of the Business Combination

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, following the Initial Public Offering, identifying a target company for a Business Combination and completing activities related to the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2020, we had a net loss of $4,251,085, which consisted of operating costs of $5,309,612, franchise taxes of $201,196 and a provision for income taxes of $411,315 offset by interest earned on marketable securities held in the Trust Account of $1,671,038

For the period from April 5, 2019 (inception) through December 31, 2019, we had a net income of $900,810, which consisted of interest earned on marketable securities held in the Trust Account of $1,809,163, offset by operating costs of $295,109, franchise taxes of $295,342 and a provision for income taxes of $317,902.

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

For the year ended December 31, 2020, cash used in operating activities was $2,419,063. Net loss of $4,251,085 was affected by interest earned on marketable securities held in the trust account of $1,671,038 and changes in operating assets and liabilities, which provided $3,503,060 of cash from operating activities.

For the period from April 5, 2019 (inception) through December 31, 2019, cash used in operating activities was $473,748. Net income of $900,810 was offset by interest earned on marketable securities held in the Trust Account of $1,809,163 and changes in operating assets and liabilities, which provided $434,605 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities of $351,858,320 held in the trust account. Interest income on the balance in the trust account may be used by us to pay taxes. During the year ended December 31, 2020, we withdrew $1,621,881 of interest earned on the trust account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $197,628 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until September 19, 2021 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 19, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated statements.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods presented. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Position
Jeff Epstein	64	Co-Chief Executive Officer, Chief Financial Officer and Secretary
Brad Koenig	62	Co-Chief Executive Officer and Director
David Chao	54	Director
Peter Bell	56	Director
Donna Wells	59	Director

The experience of our directors and executive officers are as follows:

Jeff Epstein, our Co-Chief Executive Officer, Chief Financial Officer and Secretary since inception, has since 2011 been an operating partner with Bessemer Venture Partners, a venture capital firm, where he primarily works with chief executive and financial officers to create substantial operational improvements. From 2008 to 2011, Mr. Epstein was executive vice president and chief financial officer of Oracle Corporation (NYSE:ORCL), a global technology company. Prior to joining Oracle, he served as chief financial officer of several public and private companies, including DoubleClick (sold to Google), King World Productions (sold to CBS) and Nielsen’s Media Measurement and Information Group. Earlier in his career, he was an investment banker at The First Boston Corporation. Today Mr. Epstein leads the CFO Advisory Board at Bessemer where more than 100 portfolio company CFOs meet in person and online to help each other improve their effectiveness. Mr. Epstein specializes in marketplaces and B2B software companies and co-teaches the Lean Launchpad class at Stanford University’s Graduate School of Engineering. Within the last five years he has served on the boards of directors Booking Holdings, an online travel company, Twilio, a cloud communications platform, Poshmark, an online marketplace, and Shutterstock, an online creative platform. Mr. Epstein holds an MBA from the Stanford University Graduate School of Business, and a BA from Yale College.

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

David Chao, one of our directors since September 2019, has since 1996 been a co-founder and general partner of the venture capital firm DCM. At DCM, he guides portfolio companies in formulating corporate and product marketing strategies, developing strong management teams and implementing domestic and international partnerships. He is also responsible for DCM’s investments in numerous public and private technology-related companies in the US, China and Japan. Mr. Chao has since 2000 been the chairman of the board of 51job (Nasdaq: JOBS), a human resources advertisement and outsourcing company in China. Mr. Chao also serves on the Advisory Board of Legend Capital in China. Mr. Chao was previously a co-founder of Japan Communications Inc. (TYO:9424), a provider of mobile data and voice communications services in Japan. Previously, he worked as a management consultant at McKinsey & Company in San Francisco, in marketing and product management at Apple Computer (Nasdaq:AAPL) and as an account executive for Recruit Co., Ltd., a Japanese provider of integrated human resources services. Mr. Chao holds a B.A. with high honors in East Asian Studies from Brown University, and an M.B.A from Stanford University. Due to his extensive investment, technology and venture capital experience, we believe Mr. Chao is well qualified to serve as a Director.

Peter Bell, one of our directors since September 2019, has since 2018 been general partner of Amity Ventures, a venture capital and private equity fund. Mr. Bell has spent three decades starting, building, and investing in technology businesses. His thematic areas of focus include Machine Learning, Big Data, Cybersecurity, Internet of Things, Autonomous Logistics, Data Analytics, Cloud Computing, Personal/Mobile Commerce, FinTech, and Enterprise Software. Over the last five years he has served on the boards of several private technology companies including, most recently, Bromium, which focuses on virtual hardware seeking to reduce or eliminate endpoint computer threats like viruses, malware, and adware, LevelUp, an ordering, payments and loyalty experiences provider for restaurants, Turbonomic, an enterprise software company, WePay, an integrated payments provider affiliated with Chase bank, Qumulo, Inc., a hybrid cloud storage provider, GameClosure, a maker of messenger games and HTML 5 apps, and ENJOY, a provider of same day technology delivery and setup services. Mr. Bell began his career at Price Waterhouse in Boston. In 1986, he joined, EMC Corporation (now Dell EMC) an enterprise data company, and helped lead EMC initiatives in Silicon Valley. In 1998, Mr. Bell co-founded StorageNetworks, a pioneer in cloud computing. He led the company as its chief executive and completed an IPO in 2000. After stepping down in 2003, he formed his own investment firm, Stowe Capital, focusing on early stage investments in enterprise software, data center infrastructure, and consumer internet companies, where to this day he is managing director. In 2006, Mr. Bell joined Highland Capital Partners, a global venture capital firm, where he led investments in early and growth stage technology companies, eventually becoming the managing general partner of the firm. He stepped down from his day-to-day responsibilities at Highland in 2016 and continued to serve as a senior advisor to the firm through 2018. Mr. Bell holds a B.S. in Management from Boston College, an M.B.A. from the Harvard Business School, and an Honorary Doctorate from Babson College. Due to his extensive operational, investing and board in the technology industry, we believe Mr. Bell is well qualified to serve as a Director.

Donna Wells, one of our directors since September 2019, is a serial entrepreneur, an experienced public and private company board director and an innovator in the financial services, FinTech and cloud software industries. Since 2017, she has been the founder and chief executive officer at Valencia Ventures, LLC, a provider of strategic consulting advice that assists founding teams in capital raising activities. From 2010 to 2017, Ms. Wells was chief executive officer of Mindflash Technologies Inc., a private enterprise software company which she grew from product launch to market leadership, and which was named a Top 50 Small Company to Work for by Fortune Magazine in 2016. Before leading Mindflash, she was the founding chief marketing officer for Mint.com, a personal finance platform, from 2007 to 2009, during which time she was instrumental from launch to the company’s acquisition by Intuit, Inc. (Nasdaq:INTU). Prior to Mint, Ms. Wells had a 20-year career in strategic B2C, B2B and product marketing with The American Express Company (NYSE:AXP) and The Charles Schwab Corporation (NYSE:SCHW) and led marketing for two Fortune 500 companies, Intuit, Inc. (Nasdaq:INTU) and Expedia Group (Nasdaq:EXPE). She was appointed by the Center for Entrepreneurship at the Stanford University Graduate School of Business, as a Lecturer in Management in September 2019. Ms. Wells has served on the Board of Directors of Mitek Systems, Inc. (Nasdaq: MITK), a software company providing digital identity verification, since November 2019 following two years as a board advisor to the company. She has served as a director at Betterment, an online investment company, since 2018 and at Happy Money, a private financial services company, since 2017. She was previously a director at Boston Private Financial Holdings, Inc. (Nasdaq: BPFH), a bank holding company, from 2014 to 2018. She holds an M.B.A. from Stanford University and a B.S. in Economics from The Wharton School at the University of Pennsylvania. Due to her extensive financial industry, investment and technology experience, we believe Ms. Wells is well qualified to serve as a Director.

Number and Terms of Office of Officers and Directors

We have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Chao and Ms. Wells, expired at the 2020 annual meeting, our first annual meeting of stockholders. Both Mr. Chao and Ms. Wells were re-elected to serve until the 2023 annual meeting of stockholders or until their successors are elected and qualified. The term of office of the second class of directors, consisting of Mr. Bell, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Koenig, will expire at the third annual meeting of stockholders.

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

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Consequently, each of the standing committees of the board of directors is comprised entirely of independent directors.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

______	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

______	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

______	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

______	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

______

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

______	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

______	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Chao and Bell and Ms. Wells. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

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

Code of Ethics

We have filed a copy of our form of Code of Ethics applicable to our directors, officers and employees, our audit committee charter, and our compensation committee charter as exhibits to the Registration Statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

______	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

______	each of our executive officers and directors that beneficially owns shares of our common stock; and

______	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned (2)	% of Class
Apex Technology Sponsor LLC(2)	657,500	1.84%	8,750,000	100%
Jeff Epstein(3) (5)	--	--	--	--
Brad Koenig(2)(5)	--	--	--	--
David Chao(3)	--	--	--	--
Peter Bell(3)	--	--	--	--
Donna Wells(3)	--	--	--	--
All executive officers and directors as group (5 individuals)	--	--	8,750,000	100%
HGC Investment Management Inc.(4)	2,740,000	7.65%	--	--

(1)	Unless otherwise noted, the business address for each of the following entities or individuals is c/o Apex Technology Sponsor LLC, 533 Airport Blvd., Suite 400, Burlingame, CA 94010.

(2)	Each of our officers, directors, director nominees and advisors is or will be, directly or indirectly, a member of our sponsor. There are three managing members of our sponsor, Brad Koenig, Alex Vieux and Steven Fletcher. Each manager has one vote, and the approval of two of the three managing members is required to approve an action of our sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing, no individual managing member of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Each of our officers and directors is a member of our sponsor.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor as described in footnote (2).

(4)	According to Schedule 13G filed with the SEC on February 14, 2020 by HGC Investment Management Inc. (“HCG”), which serves as the investment manager to HGC Arbitrage Fund LP (the “Fund”), the address for HCG is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. HCG is an investment fund manager, portfolio manager and exempt market dealer registered with the Ontario Securities Commission. As a result, HCG may be deemed to have beneficial ownership with respect to the shares held by HCG on behalf of the Fund.
(5)	In connection with the Subscription Agreements, each of Brad Koenig and Jeff Epstein agreed to purchase of 50,000 shares of Apex Common Stock. These numbers are calculated without regard to Mr. Koenig’s or Mr. Epstein’s membership interest in the Sponsor

The table above does not include the shares of common stock underlying the placement warrants or forward purchase securities held or to be held by our sponsor because these securities are not exercisable within 60 days of this Report.

Changes in Control

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In June 2019, we issued an aggregate of 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In August and September 2019, we effected a 1.1 for 1 stock dividend and a 1.109091 for 1 stock dividend, respectively, for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 8,768,750 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding the placement units purchased by our sponsor in a private placement that closed simultaneously with our initial public offering, and underlying securities). Since the underwriters partially exercised the over-allotment option, the sponsor forfeited 18,750 of its founder shares, which were canceled by the Company.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, such as the AvePoint Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, such as the AvePoint Business Combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The holders of the founder shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement that was signed on the effective date of the initial public offering. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

For more information about the AvePoint Business Combination, the Business Combination Agreement and the other contemplated agreements related to the AvePoint Business Combination, see “Item 1. Business”.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Chao and Bell and Ms. Wells are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is composed solely of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2020 and for the period from April 5, 2019 (inception) through December 31, 2019, fees for our independent registered public accounting firm were approximately $89,610 and $72,875, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 and 2019 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2020 and for the period from April 5, 2019 (inception) through December 31, 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the year ended December 31, 2020 and for the period from April 5, 2019 (inception) through December 31, 2019, fees from our independent registered public accounting firm were approximately $6,000 and $0, respectively, for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2020 and for the period from April 5, 2019 (inception) through December 31, 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Combination Agreement, dated November 23, 2020, by and among the Company, AvePoint, Merger Sub 1 and Merger Sub 2. (5)

2.2	Amendment No. 1 to the Business Combination Agreement, (6)

3.1	Certificate of Incorporation. (2)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Bylaws. (2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Class A Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement, dated September 16, 2019, by and between the Company and Continental, as warrant agent. (1)

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended. (4)

10.1	Promissory Note, dated June 25, 2019, issued to the sponsor. (2)

10.2	Letter Agreement, dated September 16, 2019, by and among the Company, its officers, its directors and the sponsor. (1)

10.3	Investment Management Trust Account Agreement, dated September 16, 2019, by and between the Company and Continental, as trustee. (1)

10.4	Registration Rights Agreement, dated September 16, 2019, by and among the Company, the sponsor and Cantor. (1)

10.5	Administrative Support Agreement, dated September 16, 2019, by and between the Company and First In Line Enterprises, Inc. (1)

10.6	Unit Subscription Agreement, dated September 16, 2019, by and between the Company and the sponsor. (1)

10.7	Unit Subscription Agreement, dated September 16, 2019, by and between the Company and Cantor. (1)

10.8	Securities Subscription Agreement, dated June 25, 2019, between the Company and the sponsor. (2)

10.9	Form of Indemnity Agreement. (3)

10.10	Underwriting Agreement, dated September 16, 2019, between the Company and Cantor, as representatives of the several underwriters. (1)

10.11	Form of Named Executive Equity Agreement, by and among the Company, AvePoint and the named executive therein. (5)

10.12	Form of Registration Rights Agreement by and among the Company, the sponsor, Cantor and certain former stockholders of AvePoint. (5)

10.13	Form of Lock-Up Agreement. (5)

10.14	Insider Letter Agreement, dated November 23, 2020, by and among the Company, its officers and directors, and the sponsor. (5)

10.15	Stockholder Support Agreement, dated November 23, 2020, by and among the Company and the persons set forth therein. (5)

10.16	Sponsor Support Agreement, dated November 23, 2020, by and among the Company, the sponsor and AvePoint. (5)

10.17	Subscription Agreement, dated November 23, 2020, by and among the Company and the investor named therein. (5)

14.1	Code of Ethics. (3)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 20, 2019.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on August 15, 2019.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 30, 2019.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 27, 2020.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 23, 2020.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 30, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2021	APEX TECHNOLOGY ACQUISITION CORPORATION

	By:	/s/ Jeff Epstein
		Name:	Jeff Epstein
		Title:	Co-Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeff Epstein	Co-Chief Executive Officer, Chief Financial Officer and Secretary	March 8, 2021
Jeff Epstein	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brad Koenig	Co-Chief Executive Officer and Director	March 8, 2021
Brad Koenig

/s/ David Chao	Director	March 8, 2021
David Chao

/s/ Peter Bell	Director	March 8, 2021
Peter Bell

/s/ Donna Wells	Director	March 8, 2021
Donna Wells

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Apex Technology Acquisition Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apex Technology Acquisition Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and for the period from April 5, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for the year ended December 31, 2020, and for the period from April 5, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by September 19, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

March 8, 2021

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$197,628	$994,810
Prepaid expenses	74,642	183,639
Prepaid income taxes	477,437	—
Total Current Assets	749,707	1,178,449

Cash and marketable securities held in Trust Account	351,858,320	351,809,163
TOTAL ASSETS	$352,608,027	$352,987,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,408,489	$151,799
Franchise tax payable	81,255	148,543
Income taxes payable	—	317,902
Total Current Liabilities	4,489,744	618,244

Deferred underwriting commissions	13,150,000	13,150,000
TOTAL LIABILITIES	17,639,744	13,768,244

Commitments and Contingencies

Class A common stock subject to possible redemption, 32,996,828 and 33,421,936 shares as of December 31, 2020 and 2019 (at $10.00 per share), respectively	329,968,280	334,219,360

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,813,172 and 2,388,064 shares issued and outstanding (excluding 32,996,828 and 33,421,936 subject to possible redemption) as of December 31, 2020 and 2019, respectively	281	239
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,750,000 shares issued and outstanding as of December 31, 2020 and 2019	875	875
Additional paid-in capital	8,349,122	4,098,084
(Accumulated deficit) Retained earnings	(3,350,275)	900,810
Total Stockholders’ Equity	5,000,003	5,000,008
Total Liabilities and Stockholders’ Equity	$352,608,027	$352,987,612

The accompanying notes are an integral part of the consolidated financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from April 5, 2019 (Inception) Through December 31,
	2020	2019
General and administrative expenses	$5,309,612	$295,109
Franchise tax expense	201,196	295,342
Loss from operations	(5,510,808)	(590,451)

Other income:
Interest earned on marketable securities held in Trust Account	1,671,038	1,809,163

(Loss) income before provision for income taxes	(3,839,770)	1,218,712
Provision for income taxes	(411,315)	(317,902)
Net (loss) income	$(4,251,085)	$900,810

Weighted average shares outstanding of Class A redeemable common stock	35,000,000	35,000,000
Basic and diluted net income per share, Class A redeemable common stock	$0.03	$0.03

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	9,062,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.56)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – April 5, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,786,750	877	24,123	—	25,000

Forfeiture of Class B common stock	—	—	(18,750)	(2)	2	—	—

Sale of 35,000,000 Units, net of underwriting discount and offering costs	35,000,000	3,500	—	—	330,190,058	—	330,193,558

Sale of 810,000 Private Placement Units	810,000	81	—	—	8,099,919	—	8,100,000

Class A common stock subject to possible redemption	(33,421,936)	(3,342)	—	—	(334,216,018)	—	(334,219,360)

Net income	—	—	—	—	—	900,810	900,810

Balance – December 31, 2019	2,388,064	239	8,750,000	875	4,098,084	900,810	5,000,008

Change in value of Class A common stock subject to possible redemption	425,108	42	—	—	4,251,038	—	4,251,080

Net loss	—	—	—	—	—	(4,251,085)	(4,251,085)

Balance – December 31, 2020	2,813,172	$281	8,750,000	$875	$8,349,122	$(3,350,275)	$5,000,003

The accompanying notes are an integral part of the consolidated financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from April 5, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(4,251,085)	$900,810
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,671,038)	(1,809,163)
Changes in operating assets and liabilities:
Prepaid expenses	108,997	(183,639)
Prepaid income taxes	(477,437)	—
Accounts payable and accrued expenses	4,256,690	151,799
Franchise tax payable	(67,288)	148,543
Income taxes payable	(317,902)	317,902
Net cash used in operating activities	(2,419,063)	(473,748)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(350,000,000)
Cash withdrawn from Trust Account for franchise and income taxes	1,621,881	—
Net cash provided by (used in) investing activities	1,621,881	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	343,900,000
Proceeds from sale of Private Units	—	8,100,000
Proceeds from promissory note – related party	—	275,000
Repayment of promissory note – related party	—	(275,000)
Payment of offering costs	—	(556,442)
Net cash provided by financing activities	—	351,468,558

Net Change in Cash	(797,182)	994,810
Cash – Beginning of period	994,810	—
Cash – End of period	$197,628	$994,810

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$333,314,490
Change in value of Class A common stock subject to possible redemption	$(4,251,080)	$904,870
Deferred underwriting fee payable	$—	$13,150,000

The accompanying notes are an integral part of the consolidated financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Apex Technology Acquisition Corporation (the “Company”) was incorporated in Delaware on April 5, 2019. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

The Company has two subsidiaries, Athena Technology Merger Sub, Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on October 13, 2020 (“Merger Sub 1”) and Athena Technology Merger Sub 2, LLC, a wholly -owned subsidiary of the Company incorporated in Delaware on November 2, 2020 (“Merger Sub 2”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of AvePoint, Inc., a Delaware corporation (“AvePoint”) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on September 16, 2019. On September 19, 2019, the Company consummated the Initial Public Offering of 35,000,000 units (“Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), which included the partial exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $350,000,000, which is described in Note 3.

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

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company will provide its holders of the outstanding shares of Class A common stock (the “public stockholders”) included in the public units (“Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 19, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 19, 2021. Management plans to continue efforts to close a business combination within the prescribed time frame.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $19,806,442 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock for the periods of 35,000,000 shares. Net loss per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per share for common shares (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from April 5, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,671,038	$1,809,163
Income Tax and Franchise Tax	(612,511)	(613,244)
Net Earnings	$1,058,527	$1,195,919
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	35,000,000	35,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.03	$0.03

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net (Loss) Income	$(4,251,085)	$900,810
Net Earnings applicable to Redeemable Class A Common Stock	(1,058,527)	(1,195,919)
Non-Redeemable Net Loss	$(5,309,612)	$(295,109)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Class A and B Non-Redeemable Common Stock, Basic and Diluted (1)	9,560,000	9,062,000
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.56)	$(0.03)

Note: As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

(1)	The weighted average non-redeemable common stock for the year ended December 31, 2020 and the period from April 6, 2019 (inception) through December 31, 2019, includes the effect of 810,000 Private Units, which were issued in conjunction with the initial public offering on September 19, 2019.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At December 31, 2020 and 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended December 31, 2019, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. On August 13, 2019 and September 16, 2019, the Company effected a 1.1 for 1 stock dividend and a 1.109091 for 1 stock dividend, respectively, for each share of Class B common stock outstanding, resulting in an aggregate of 8,768,750 Founder Shares issued and outstanding. All share and per share amounts were retroactively restated.

The Founder Shares included an aggregate of up to 1,143,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding Placement Shares underlying the Placement Units). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 18,750 Founder Shares were forfeited and 1,125,000 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 8,750,000 Founder Shares issued and outstanding as of December 31, 2020 and 2019.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of December 31, 2020 and 2019.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 16, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020 and for the period from April 5, 2019 (inception) through December 31, 2019, the Company incurred and paid $180,000 and $50,500 in fees for these services, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, search for a target company, and/or closing of the AvePoint Business Combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on September 16, 2019, the holders of the Founder Shares, Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Placement Warrants) and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of units issued upon conversion of the Working Capital Loans and Class A common stock issuable upon conversion of the Founder Shares will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,575,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On September 19, 2019, the underwriters partially exercised their over-allotment option to purchase an additional 4,500,000 Units at $10.00 per Unit and forfeited the option to exercise the remaining 75,000 Units.

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

Business Combination Agreement

On November 23, 2020, the Company entered into an Agreement and Plan of Merger (the “Business Combination Agreement”) by and among the Company, Athena Technology Merger Sub, Inc., a Delaware corporation (“Merger Sub 1”), Athena Technology Merger Sub 2, LLC, a Delaware limited liability company (“Merger Sub 2”), and AvePoint, relating to a proposed business combination transaction between the Company and AvePoint. The Business Combination Agreement was amended on December 30, 2020.

Pursuant to the Business Combination Agreement, Merger Sub 1 will be merged with and into AvePoint (the “First Merger”), with AvePoint surviving the First Merger as a wholly owned subsidiary of the Company, and promptly following the First Merger, AvePoint will be merged with and into Merger Sub 2 (the “Second Merger”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of the Company.

Pursuant to the terms of the Business Combination Agreement, at the effective time of the Merger:

(a)	The aggregate consideration to be paid to AvePoint equity shareholders will be (i) an amount in cash of approximately $262 million (the “Aggregate Cash Consideration”), minus a deduction for the PIPE Fees and (ii) 143,261,093 shares of common stock of Apex, par value $0.0001 (“Apex Common Stock”), which includes shares of Apex Common Stock that may be issuable pursuant to the exercise of exchanged AvePoint stock options (such aggregate amount, the “Aggregate Stock Consideration”). The Aggregate Stock Consideration will be increased by a number of shares of Apex Common Stock equal to the aggregate exercise price of the Exchanged Options divided by $10.00;

(b)	AvePoint’s stockholders who hold shares of Series C Preferred Stock, par value $0.001 (“AvePoint Preferred Stock”) will receive an aggregate amount of $135 million (subject to deduction for Preferred PIPE Fees) from the Aggregate Cash Consideration and will receive the balance of their consideration in shares of Apex Common Stock from the Aggregate Stock Consideration;

(c)	All holders of shares of common stock of AvePoint, par value $0.001 per share (“AvePoint Common Stock”) other than the Named Executives will receive an aggregate amount of between $75 million and approximately $92 million in cash (subject to deduction for certain expenses) based on an election (“Cash Election”) from the balance of the Aggregate Cash Consideration and will receive the remainder of their consideration in shares of Apex Common Stock from the Aggregate Stock Consideration;

(d)	All shares of AvePoint Common Stock and AvePoint Preferred Stock held in the treasury of AvePoint or by Apex shall be canceled without any conversion thereof and no payment or distribution shall be made with respect thereto;

(e)	Each share of common stock of Merger Sub 1 issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and non-assessable share of common stock, par value $0.001 per share, of the Surviving Corporation;

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

(f)	Each Named Executive Cash-Settled Option that is outstanding immediately prior to the Effective Time, shall be converted into the right to receive (A) an amount of cash equal to: the product of (1) the number of Named Executive Cash-Settled Options multiplied by (2) the Per Share Amount, minus (y) the aggregate exercise price attributable to such Named Executive Cash-Settled Options; and (B) the contingent right to receive a number of shares Contingent Consideration following the Closing in accordance with the Business Combination Agreement;

(g)	The Named Executives will receive an aggregate amount of $35 million in cash (subject to deduction for the Named Executive PIPE Fees (as defined in the Business Combination Agreement)) from the Aggregate Cash Consideration and will receive the balance of their transaction consideration in shares of Apex Common Stock from the Aggregate Stock Consideration;

(h)	Each AvePoint Option that is outstanding immediately prior to the Effective Time, whether vested or unvested (other than the Named Executive Cash-Settled Options and AvePoint Options granted to Eligible individuals in the People’s Republic of China (“PRC Options”)), shall be converted into (1) an option to purchase a number of shares of Apex Common Stock (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of AvePoint Common Stock subject to such AvePoint Option immediately prior to the Effective Time and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such AvePoint Option immediately prior to the Effective Time divided by (B) the Exchange Ratio; and

(i)	The PRC Options will not be continued or assumed by AvePoint, Apex or the Merger Subs as part of the Mergers. The cancelled PRC Options will be replaced and substituted for as of the Effective Time with the award of a new stock option to purchase a number of shares of Apex Common Stock pursuant to the 2021 Plan equal to the product (rounded down to the nearest whole number) of (x) the number of shares of AvePoint Common Stock subject to such PRC Option immediately prior to the Effective Time and (y) the Exchange Ratio, at an exercise price (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such PRC Option prior to the Effective Time divided by (B) the Exchange Ratio. The replacement stock options will be credited with vesting to the same extent as the existing PRC Options being replaced, and the new replacement awards will be subject to same vesting schedule and exercisability provisions

Additionally, On November 23, 2020, Apex entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 14,000,000 shares of Apex Common Stock (the “PIPE Shares”), at a purchase price of $10.00 per share for an aggregate purchase price of $140,000,000, in one or more private placement transactions (the “Private Placements”). The closing of the Private Placements pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the Private Placements is to raise additional capital for use by the combined company following the Closing.

Following the Closing, in addition to the Aggregate Cash Consideration and Aggregate Stock Consideration, the holders of AvePoint Preferred Stock, AvePoint Common Stock and AvePoint Options shall be issued additional shares of Apex Common Stock, as follows:

(a)	1,000,000 shares of Apex Common Stock, in the aggregate, if at any time from and after the Closing through the seventh anniversary thereof (x) the Closing Price is greater than or equal to $12.50 over any 20 Trading Days within any 30 Trading Day period or (y) Apex consummates a Subsequent Transaction, which results in the stockholders of Apex having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $12.50 per share (the “First Milestone”) (such 1,000,000 shares of Apex Common Stock, the “First Milestone Contingent Consideration”);

(b)	1,000,000 shares of Apex Common Stock, in the aggregate, if at any time from and after the Closing through the seventh anniversary thereof (x) the Closing Price is greater than or equal to $15.00 over any 20 Trading Days within any 30 Trading Day period or (y) Apex consummates a Subsequent Transaction, which results in the stockholders of Apex having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $15.00 per share (the “Second Milestone”) (such 1,000,000 shares of Apex Common Stock, the “Second Milestone Contingent Consideration”); and

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

(c)	1,000,000 shares of Apex Common Stock, in the aggregate, if at any time from and after the Closing through the seventh anniversary thereof (x) the Closing Price is greater than or equal to $17.50 over any 20 Trading Days within any 30 Trading Day period or (y) Apex consummates a Subsequent Transaction, which results in the stockholders of Apex having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $17.50 per share (the “Third Milestone”) (such 1,000,000 shares of Apex Common Stock, the “Third Milestone Contingent Consideration” and together with the First Milestone Contingent Consideration and the Second Milestone Contingent Consideration, the “Contingent Consideration”). For the avoidance of doubt, the maximum amount of the Contingent Consideration is 3,000,000 shares of Apex Common Stock, in the aggregate.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants, including, among others, with respect to the conduct of the businesses of AvePoint and Apex during the period between execution of the Business Combination Agreement and the consummation of the Business Combination

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,813,172 and 2,388,064 shares of Class A common stock issued and outstanding, excluding 32,996,828 and 33,421,936 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax asset
Organizational costs/Startup expenses	$1,568,202	$61,973
Total deferred tax asset	1,568,202	61,973
Valuation allowance	(1,568,202)	(61,973)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	As of December 31,
	2020	2019
Federal
Current	$281,381	$317,902
Deferred	(1,115,020)	(61,973)

State
Current	$129,934	$—
Deferred	(391,209)	—
Change in valuation allowance	1,506,229	61,973
Income tax provision	$411,315	$317,902

As of December 31, 2020 and 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and for the period from April 5, 2019 (inception) through December 31, 2019, the change in the valuation allowance was $1,506,229 and $61,973, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.0%	0.0%
Change in valuation allowance	(38.7)%	5.1%
Income tax provision	(10.7)%	26.1%

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities for 2019 and 2020.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $1,455 in cash and $175,325,383 in money market funds, which are invested in U.S. Treasury Securities and $176,531,482 in U.S. Treasury Bills. At December 31, 2019, assets held in the Trust Account were comprised of $532 in cash, $94,650 in money market funds, which are invested in U.S. Treasury Securities, and $351,713,981 in U.S. Treasury Bills.

During the year ended December 31, 2020, the Company withdrew $1,621,881 of interest earned on the Trust Account to pay its franchise and income taxes. During the period ended December 31, 2019, the Company did not withdraw any interest income from the Trust Account to pay its taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$175,325,383	$94,650

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The gross holding losses and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding (Loss) Gains	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/19/2021)	1	$176,531,482	$2,987	$176,534,469
December 31, 2019	U.S. Treasury Securities (Mature on 3/19/2020)	1	$351,713,981	$281,644	$351,995,625

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to, March 8, 2021, the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.