Form 10-K/A
period 2020-12-31
Apex Technology Acquisition Corp
filed 2021-05-13
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Apex Technology Acquisition Corp (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 9, 2021, or the Original Filing, to restate our consolidated financial statements for the year ended December 31, 2020. We are also restating the financial statement as of September 19, 2019; as of December 31, 2019 and for the period April 5, 2019 (inception) to December 31, 2019; and as of and for the periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30 , 2020, in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts. Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on September 19, 2019 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should have been presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that its previously issued audited financial statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “warrants”) and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on September 19, 2019, in light of the SEC Staff Statement. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported Financial Statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

Items Amended

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing have been amended: Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.2) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Amendment. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Amendment, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise stated in this Amendment, or the context otherwise requires, references to:

●	“Amendment” are to Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020;

______	“AvePoint” are to AvePoint, Inc. a Delaware corporation;

______	“AvePoint Business Combination” are to the transactions contemplated by the Business Combination Agreement (as defined below);

______	“AvePoint Registration Statement” are to the Form S-4 filed with the SEC (as defined below) on February 4, 2021, as amended;

______	“Board of Directors” or “Board” are to the board of directors of the Company;

______	“Business Combination Agreement,” are to the Business Combination Agreement, dated as of November 23, 2020, as it may be amended, by and among the Company, AvePoint, and the other parties thereto;

______	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (as defined below);

______	“common stock” are to our Class A common stock and our Class B common stock, collectively;

______	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below and warrant agent of our public warrants (as defined below);

______	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

______	“DGCL” are to the Delaware General Corporation Law;

______	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

______	“GAAP” are to the accounting principles generally accepted in the United States of America;

______	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

______	“initial public offering” are to that was consummated by the Company on September 19, 2019;

______	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

______	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

______	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

______	“letter agreement” are to a letter agreement that our sponsor, officers and directors have entered into with us as of September 16, 2019;

______	“management” or our “management team” are to our officers and directors;

______	“Merger Sub 1” are to Athena Technology Merger Sub, Inc., a Delaware corporation;

______	“Merger Sub 2” are to Athena Technology Merger Sub 2, LLC, a Delaware limited liability company;

______	“Merger Subs” are to Merger Sub 1 and Merger Sub 2;

______	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

______	“placement units” are to the units sold to our sponsor and Cantor, each placement unit consisting of one placement share and one-half of one placement warrant;

______	“placement shares” are to the shares of our common stock included within the placement units sold to our sponsor and Cantor in the private placement;

______	“placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

______	“public shares” are to shares of our Class A common stock sold as part of the units (as defined below) in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

______	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

______	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

______	“Registration Statement” are to the Form S-1 filed with the SEC (as defined below) on August 15, 2019, as amended;

______	“SEC” are to the U.S. Securities and Exchange Commission;

______	“Securities Act” are to the Securities Act of 1933, as amended;

______	“sponsor” are to Apex Technology Sponsor LLC, a Delaware limited liability company;

______	“trust account” are to the trust account in which an amount of $350,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and placement units in the initial public offering was placed following the closing of the initial public offering.

______	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

______	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement warrants or their permitted transferees;

______	“we,” “us,” “Apex”, “Company” or “our Company” are to Apex Technology Acquisition Corporation; and

______	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

RISK FACTORS SUMMARY

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Amendment including the financial statements.

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

●

our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities;

●	trust account funds may not be protected against third party claims or bankruptcy;
●	we have identified a material weakness in our internal control over financial reporting;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For risks relating to AvePoint and the AvePoint Business Combination, please see the AvePoint Registration Statement.

v

PART I

Item 1. Business

Overview

We are a blank check company formed on April 5, 2019 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Throughout this Amendment we will refer to this as our “initial business combination.” While our efforts to identify a target business have spanned many industries and regions worldwide, we have focused our search for prospects within the software and internet technology industries. Our ability to locate a potential target is and has been subject to the uncertainties discussed elsewhere in this Report.

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

Other than as specifically discussed, this Amendment does not assume the closing of the AvePoint Business Combination.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business, such as AvePoint, that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Amendment, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

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

Periodic Reporting and Financial Information

Our units, public shares and public warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Amendment contains financial statements audited and reported on by our independent registered public accountants.

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

Item 1A. Risk Factors.

You should carefully consider all of the following risk factors and all of the other information contained in this Amendment, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risks relating to AvePoint and the AvePoint Business Combination, please see the AvePoint Registration Statement.

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock and/or may make it more difficult for us to consummate an initial business combination.

We account for the 17,905,000 warrants issued in connection with the initial public offering (including the 17,500,000 warrants sold as part of the units in the initial public offering and the 405,000 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). In connection with the foregoing development and as a result of the Restatement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

As of March 8, 2021, we have been focusing on business combination opportunities with software and internet technology companies. Even if the AvePoint Business Combination is not consummated, we intend to continue to focus on identifying business combination opportunities with software and internet technology companies. However, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors, especially risks in connection with target businesses in industries outside of our management’s area of expertise. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate.

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

Although we have no commitments As of March 8, 2021 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with the Original Filing. Since we are not deemed to be a large accelerated filer or an accelerated filer based on such evaluation, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment.

Special Note Regarding Forward-Looking Statements

This Amendment includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Restatement

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 17, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the period ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on September 19, 2019, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our audited financial statements as of, and for the period ended December 31, 2020.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had a net loss of $60,723,035, which consisted of operating costs of $5,309,612, franchise taxes of $201,196, a provision for income taxes of $411,315 and a change in the fair value of the warrant liability of $56,471,950, offset by interest earned on marketable securities held in the Trust Account of $1,671,038

For the period from April 5, 2019 (inception) through December 31, 2019, we had a net income of $2,965,368, which consisted of interest earned on marketable securities held in the Trust Account of $1,809,163, a change in the fair value of the warrant liability of ($3,052,800) and transaction costs of $988,242, offset by operating costs of $295,109, franchise taxes of $295,342 and a provision for income taxes of $317,902.

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

For the year ended December 31, 2020, cash used in operating activities was $2,419,063. Net loss of $60,723,035 was affected by interest earned on marketable securities held in the trust account of $1,671,038, a non-cash charge for the change in the fair value of warrant liabilities of $56,471,950, and changes in operating assets and liabilities, which provided $3,503,060 of cash from operating activities.

For the period from April 5, 2019 (inception) through December 31, 2019, cash used in operating activities was $473,748. Net income of $2,965,368 was offset by interest earned on marketable securities held in the Trust Account of $1,809,163, a non-cash charge for the change in the fair value of warrant liabilities of ($3,052,800), and transaction costs of $988,242, and changes in operating assets and liabilities, which provided $434,605 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities of $351,858,320 held in the trust account. As of December 31, 2019, we had cash and marketable securities of $351,809,163 held in the trust account. Interest income on the balance in the trust account may be used by us to pay taxes. During the year ended December 31, 2020, we withdrew $1,621,881 of interest earned on the trust account to pay for our franchise tax obligations. During the year ended December 31, 2019, we did not withdraw any interest earned on the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

This information appears following Item 15 of this Amendment and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Amendment, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Amendment are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of December 31, 2019 and for the period from April 5, 2019 (inception) through December 31, 2019 and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Amendment does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On April 22, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020; as of December 31, 2019 and for the period April 5, 2019 (inception) through December 31, 2019; as of September 19, 2019; and as of and for the periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of March 8, 2021, our directors and executive officers are as follows:

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

The table above does not include the shares of common stock underlying the placement warrants or forward purchase securities held or to be held by our sponsor because these securities are not exercisable within 60 days of March 8, 2021.

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

Audit Fees. For the year ended December 31, 2020 and for the period from April 5, 2019 (inception) through December 31, 2019, fees for our independent registered public accounting firm were approximately $89,610 and $72,875, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 and 2019 consolidated financial statements included in this Amendment.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements (as restated):

(2)	Financial Statement Schedules:

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

May 13, 2021	APEX TECHNOLOGY ACQUISITION CORPORATION

	By:	/s/ Jeff Epstein
		Name:	Jeff Epstein
		Title:	Co-Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeff Epstein	Co-Chief Executive Officer, Chief Financial Officer and Secretary	May 13, 2021
Jeff Epstein	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brad Koenig	Co-Chief Executive Officer and Director	May 13, 2021
Brad Koenig

/s/ David Chao	Director	May 13, 2021
David Chao

/s/ Peter Bell	Director	May 13, 2021
Peter Bell

/s/ Donna Wells	Director	May 13, 2021
Donna Wells

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Apex Technology Acquisition Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apex Technology Acquisition Corporation and Subsidiaries (the “Company”), as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and for the period from April 5, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and their cash flows for the year ended December 31, 2020, and for the period from April 5, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by September 19, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 13, 2021

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (As Restated)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$197,628	$994,810
Prepaid expenses	74,642	183,639
Prepaid income taxes	477,437	—
Total Current Assets	749,707	1,178,449

Cash and marketable securities held in Trust Account	351,858,320	351,809,163
TOTAL ASSETS	$352,608,027	$352,987,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,408,489	$5,000
Franchise tax payable	81,255	148,543
Income taxes payable	—	464,701
Total Current Liabilities	4,489,744	618,244

Deferred underwriting commissions	13,150,000	13,150,000
Warrant liability	77,419,100	20,947,150
TOTAL LIABILITIES	95,058,844	34,715,394

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,254,918 and 31,327,221 shares as of December 31, 2020 and 2019 (at $10.00 per share), respectively	252,549,180	313,272,210

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 10,555,082 and 4,482,779 shares issued and outstanding (excluding 25,254,918 and 31,327,221 subject to possible redemption) as of December 31, 2020 and 2019, respectively	1,056	448
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,750,000 shares issued and outstanding as of December 31, 2020 and 2019	875	875
Additional paid-in capital	62,755,739	2,033,317
(Accumulated deficit) Retained earnings	(57,757,667)	2,965,368
Total Stockholders’ Equity	5,000,003	5,000,008
Total Liabilities and Stockholders’ Equity	$352,608,027	$352,987,612

The accompanying notes are an integral part of the consolidated financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,	For the Period from April 5, 2019 (Inception) Through December 31,
	2020	2019
General and administrative expenses	$5,309,612	$295,109
Franchise tax expense	201,196	295,342
Loss from operations	(5,510,808)	(590,451)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,671,038	1,809,163
Change in fair value of warrant liability	(56,471,950)	3,052,800
Transaction costs – warrants	-	(988,242)
Other income (expense), net	(54,800,912)	3,873,721

(Loss) income before provision for income taxes	(60,311,720)	3,283,270
Provision for income taxes	(411,315)	(317,902)
Net (loss) income	$(60,723,035)	$2,965,368

Weighted average shares outstanding of Class A redeemable common stock	35,000,000	35,000,000
Basic and diluted net income per share, Class A redeemable common stock	$0.03	$0.03

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	9,062,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(6.46)	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – April 5, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,786,750	877	24,123	—	25,000

Forfeiture of Class B common stock	—	—	(18,750)	(2)	2	—	—

Sale of 35,000,000 Units, net of underwriting discount and offering costs and the fair value of the Public Warrants	35,000,000	3,500	—	—	307,903,300	—	307,906,800

Sale of 810,000 Private Placement Units, net of the fair value of the Private Placement Warrants	810,000	81	—	—	7,374,969	—	7,375,050

Class A common stock subject to possible redemption	(31,327,221)	(3,133)	—	—	(313,269,077)	—	(313,272,210)

Net income	—	—	—	—	—	2,965,368	2,965,368

Balance – December 31, 2019	4,482,779	448	8,750,000	875	2,033,317	2,965,368	5,000,008

Change in value of Class A common stock subject to possible redemption	6,072,303	608	—	—	60,722,422	—	60,723,030

Net loss	—	—	—	—	—	(60,723,035)	(60,723,035)

Balance – December 31, 2020	10,555,082	$1,056	8,750,000	$875	$62,755,739	$(57,757,667)	$5,000,003

The accompanying notes are an integral part of the consolidated financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,	For the Period from April 5, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(60,723,035)	$2,965,368
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,671,038)	(1,809,163)
Change in fair value of warrant liability	56,471,950	(3,052,800)
Transaction costs	-	988,242
Changes in operating assets and liabilities:
Prepaid expenses	108,997	(183,639)
Prepaid income taxes	(477,437)	—
Accounts payable and accrued expenses	4,256,690	151,799
Franchise tax payable	(67,288)	148,543
Income taxes payable	(317,902)	317,902
Net cash used in operating activities	(2,419,063)	(473,748)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(350,000,000)
Cash withdrawn from Trust Account for franchise and income taxes	1,621,881	—
Net cash provided by (used in) investing activities	1,621,881	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	343,900,000
Proceeds from sale of Private Units	—	8,100,000
Proceeds from promissory note – related party	—	275,000
Repayment of promissory note – related party	—	(275,000)
Payment of offering costs	—	(556,442)
Net cash provided by financing activities	—	351,468,558

Net Change in Cash	(797,182)	994,810
Cash – Beginning of period	994,810	—
Cash – End of period	$197,628	$994,810

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$309,314,540
Change in value of Class A common stock subject to possible redemption	$(60,723,030)	$3,957,670
Deferred underwriting fee payable	$—	$13,150,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of AvePoint, Inc., a Delaware corporation (“AvePoint”) (see Note 7). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on September 16, 2019. On September 19, 2019, the Company consummated the Initial Public Offering of 35,000,000 units (“Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), which included the partial exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $350,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 810,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Apex Technology Sponsor LLC, a Delaware limited liability company (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, generating gross proceeds of $8,100,000, which is described in Note 5.

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

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company will provide its holders of the outstanding shares of Class A common stock (the “public stockholders”) included in the public units (“Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of September 19, 2019 (audited)
Total Liabilities	$13,150,815	$23,999,950	$37,150,765
Class A Common Stock Subject to Possible Redemption	333,314,490	(23,999,950)	309,314,540
Class A Common Stock	248	240	488
Additional Paid-in Capital	5,002,945	988,003	5,990,948
Accumulated Deficit	(4,065)	(988,243)	(992,308)
Total Stockholders’ Equity	5,000,003	—	5,000,003

Number of Class A common stock subject to redemption	33,331,449	(2,399,995)	30,931,454

Balance sheet as of September 30, 2019 (unaudited)
Total Liabilities	$13,284,099	$23,829,000	$37,113,099
Class A Common Stock Subject to Possible Redemption	333,347,150	(23,829,000)	309,518,150
Class A Common Stock	248	238	486
Additional Paid-in Capital	4,970,285	817,055	5,787,340
(Accumulated Deficit) Retained Earnings	28,595	(817,293)	(788,698)
Total Stockholders’ Equity	5,000,003	—	5,000,003

Number of Class A common stock subject to redemption	33,334,715	(2,382,900)	30,951,815

Balance sheet as of December 31, 2019 (audited)
Total Liabilities	$13,768,244	$20,947,150	$34,715,394
Class A Common Stock Subject to Possible Redemption	334,219,360	(20,947,150)	313,272,210
Class A Common Stock	239	209	448
Additional Paid-in Capital	4,098,084	(2,064,767)	2,033,317
Retained Earnings	900,810	2,064,558	2,965,368
Total Stockholders’ Equity	5,000,008	—	5,000,008

Number of Class A common stock subject to redemption	33,421,936	(2,094,715)	31,327,221

Balance sheet as of March 31, 2020 (unaudited)
Total Liabilities	$14,063,126	$16,653,150	$30,716,276
Class A Common Stock Subject to Possible Redemption	335,035,050	(16,653,150)	318,381,900
Class A Common Stock	231	166	397
Additional Paid-in Capital	3,282,402	(6,358,723)	(3,076,321)
Retained Earnings	1,716,495	6,358,557	8,075,052
Total Stockholders’ Equity	5,000,003	—	5,000,003

Number of Class A common stock subject to redemption	33,503,505	(1,665,315)	31,838,190

Balance sheet as of June 30, 2020 (unaudited)
Total Liabilities	$14,082,333	$30,863,750	$44,946,083
Class A Common Stock Subject to Possible Redemption	334,879,810	(30,863,750)	304,016,060
Class A Common Stock	232	309	541
Additional Paid-in Capital	3,437,641	7,851,734	11,289,375
(Accumulated Deficit) Retained Earnings	1,561,255	(7,852,043)	(6,290,788)
Total Stockholders’ Equity	5,000,003	—	5,000,003

Number of Class A common stock subject to redemption	33,487,981	(3,086,375)	30,401,606

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$13,252,231	35,173,100	48,425,331
Class A Common Stock Subject to Possible Redemption	334,703,480	(35,173,100)	299,530,380
Class A Common Stock	234	352	586
Additional Paid-in Capital	3,613,969	12,161,041	15,775,010
(Accumulated Deficit) Retained Earnings	1,384,926	(12,161,393)	(10,776,467)
Total Stockholders’ Equity	5,000,004	—	5,000,004

Number of Class A common stock subject to redemption	33,470,348	(3,517,310)	29,953,038

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$17,639,744	$77,419,100	$95,058,844
Class A Common Stock Subject to Possible Redemption	329,968,280	(77,419,100)	252,549,180
Class A Common Stock	281	775	1,056
Additional Paid-in Capital	8,349,122	54,406,617	62,755,739
Accumulated Deficit	(3,350,275)	(54,407,392)	(57,757,667)
Total Stockholders’ Equity	5,000,003	—	5,000,003

Number of Class A common stock subject to redemption	32,996,828	(7,741,910)	25,254,918

Three months ended September 30, 2019 (unaudited)
Net income (loss)	$29,595	$(817,293)	$(787,698)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	8,855,652	-	8,855,652
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	0.00	(0.10)	(0.10)

Period from April 5, 2019 (inception) to September 30, 2019 (unaudited)
Net income (loss)	$28,595	$(817,293)	$(788,698)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	8,804,607	-	8,804,607
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	0.00	(0.10)	(0.10)

Period from April 5, 2019 (inception) to December 31, 2019 (audited)
Net income (loss)	$900,810	$2,064,558	$2,965,368
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,062,000	-	9,062,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.03)	0.23	0.20

Three months ended March 31, 2020 (unaudited)
Net income (loss)	$815,685	4,294,000	$5,109,685
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	-	9,560,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.02)	0.45	0.43

Three months ended June 30, 2020 (unaudited)
Net income (loss)	$(155,240)	(9,916,600)	$(10,071,840)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	-	9,560,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.02)	(1.04)	(1.06)

Six months ended June 30, 2020 (unaudited)
Net income (loss)	$660,445	$(9,916,600)	$(9,256,155)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	-	9,560,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.04)	(1.04)	(1.08)

Three months ended September 30, 2020 (unaudited)
Net income (loss)	(176,329)	(14,225,950)	(14,402,279)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	-	9,560,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.02)	(1.49)	(1.51)

Nine months ended September 30, 2020 (unaudited)
Net income (loss)	$484,116	$(14,225,950)	$(13,741,834)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	-	9,560,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.06)	(1.49)	(1.55)

Year ended December 31, 2020 (audited)
Net income (loss)	$(4,251,085)	$(56,471,950)	$(60,723,035)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	-	9,560,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.56)	(5.90)	(6.46)

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $19,806,442, of which $18,818,200 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $988,242 were charged as transaction costs to the statement of operations.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

The following table reflects the calculation of basic and diluted net income (loss) per share for common shares (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from April 5, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,671,038	$1,809,163
Income Tax and Franchise Tax	(612,511)	(613,244)
Net Earnings	$1,058,527	$1,195,919
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	35,000,000	35,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.03	$0.03

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net (Loss) Income	$(60,723,035)	$2,965,368
Net Earnings applicable to Redeemable Class A Common Stock	(1,058,527)	(1,195,919)
Non-Redeemable Net Loss	$(61,781,562)	$1,769,49
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Class A and B Non-Redeemable Common Stock, Basic and Diluted (1)	9,560,000	9,062,000
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(6.46)	$0.20

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 35,000,000 Units, which includes the partial exercise by the underwriters of its option to purchase an additional 4,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended December 31, 2019, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8. On August 13, 2019 and September 16, 2019, the Company effected a 1.1 for 1 stock dividend and a 1.109091 for 1 stock dividend, respectively, for each share of Class B common stock outstanding, resulting in an aggregate of 8,768,750 Founder Shares issued and outstanding. All share and per share amounts were retroactively restated.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The parties to the Business Combination Agreement have made customary representations, warranties and covenants, including, among others, with respect to the conduct of the businesses of AvePoint and Apex during the period between execution of the Business Combination Agreement and the consummation of the Business Combination

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 10,555,082 and 4,482,779 shares of Class A common stock issued and outstanding, excluding 25,254,918 and 31,327,221 shares of Class A common stock subject to possible redemption, respectively.

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

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.0%	0.0%
Change in fair value of warrant liability	(26.2)%	0.0%
Change in valuation allowance	(2.5)%	5.1%
Income tax provision	(0.7)%	26.1%

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities for 2019 and 2020.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The gross holding losses and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding (Loss) Gains	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/19/2021)	$176,531,482	$2,987	$176,534,469
December 31, 2019	U.S. Treasury Securities (Mature on 3/19/2020)	$351,713,981	$281,644	$351,995,625

APEX TECHNOLOGY ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$175,325,383	$94,650

Liabilities:
Warrant Liability – Public Warrants	1	74,900,000	20,125,000
Warrant Liability – Private Placement Warrants	3	2,519,100	822,150

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrant was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of April 5, 2019 (inception)	$—	$—	$—
Initial measurement on September 19, 2019	724,950	23,275,000	23,299,950
Change in valuation inputs or other assumptions	97,200	(175,000)	(77,800)
Transfer from Level 3 to Level 2 measurement	—	(23,100,000)	(23,100,000)
Fair value as of December 31, 2019	822,150	—	82,500
Change in valuation inputs or other assumptions (1)	1,696,950	—	1,696,950
Fair value as of December 31, 2020	2,519,000	—	2,519,000

(1)	Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $23,100,000 during the period from April 5, 2019 through December 31, 2019.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review other than as described in footnote 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.