Form 10-Q
period 2021-03-31
Apex Technology Acquisition Corp
filed 2021-05-19
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 18, 2021, there were 35,810,000 shares of Class A common stock, $0.0001 par value per share, and 8,750,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

APEX TECHNOLOGY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$139,492	$197,628
Prepaid expenses and other current assets	105,083	74,642
Prepaid income taxes	477,437	477,437
Total Current Assets	722,012	749,707

Cash and marketable securities held in Trust Account	351,890,161	351,858,320
Total Assets	$352,612,173	$352,608,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,004,128	$4,408,489
Franchise tax payable	50,000	81,255
Convertible promissory note – related party	300,000	—
Total Current Liabilities	6,354,128	4,489,744

Warrant liabilities	47,247,250	77,419,100
Deferred underwriting commissions	13,150,000	13,150,000
Total Liabilities	66,751,378	95,058,844

Commitments and contingencies

Class A, $0.0001 par value, common stock subject to possible redemption, 28,086,079 and 25,254,918 shares at March 31, 2021 and December 31, 2020 (at $10.00 per share), respectively	280,860,790	252,549,180

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized 7,723,921 and 10,555,082 issued and outstanding (excluding 28,086,079 and 25,254,918 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	772	1,056
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	875	875
Additional paid-in capital	34,444,413	62,755,739
Retained earnings	(29,446,055)	(57,757,667)
Total Stockholders’ Equity	5,000,005	5,000,003
Total Liabilities and Stockholders’ Equity	$352,612,173	$352,608,027

The accompanying notes are an integral part of the condensed consolidated financial statements.

 APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
General and administrative expenses	$1,842,079	$194,283
Franchise tax expense	50,000	50,000
Loss from operations	(1,892,079)	(244,283)

Other income:
Change in fair value of warrant liabilities	30,171,850	4,294,000
Interest earned on marketable securities held in Trust Account	31,841	1,452,414
Other income	30,203,691	5,746,414

Income before provision for income taxes	28,311,612	5,502,131
Provision for income taxes	—	(392,446)
Net income	$28,311,612	$5,109,685

Weighted average shares outstanding of Class A redeemable common stock	35,000,000	35,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.03

Basic weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	9,560,000
Basic net income per share, Class A and Class B non-redeemable common stock	$2.96	$0.43

Diluted weighted average shares outstanding of Class A and Class B non-redeemable common stock	12,757,321	9,560,000
Diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.15)	$(0.02)

The accompanying notes are an integral part of the condensed consolidated financial statements.

 APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2021	10,555,082	$1,056	8,750,000	$875	$62,755,739	$(57,757,667)	$5,000,003

Common stock subject to possible redemption	(2,831,161)	(284)	—	—	(28,311,326)	—	(28,311,610)

Net income	—	—	—	—	—	28,311,612	28,311,612
Balance – March 31, 2021	7,723,921	$772	8,750,000	$875	$34,444,413	$(29,446,055)	$5,000,005

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	4,482,779	$448	8,750,000	$875	$2,033,317	$2,965,368	$5,000,008

Issuance of Class B common stock to Sponsor	(510,969)	(51)	—	—	(2,033,317)	(3,076,322)	(5,109,690)

Net loss	—	—	—	—	—	5,109,685	5,109,685)
Balance – March 31, 2020	3,971,810	$397	8,750,000	$875	$—	$4,998,731	$5,000,004

The accompanying notes are an integral part of the condensed consolidated financial statements.

 APEX TECHNOLOGY ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$28,311,612	$5,109,685
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(30,171,850)	(4,294,000)
Interest earned on marketable securities held in Trust Account	(31,841)	(1,452,414)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,441)	(41,061)
Accounts payable and accrued expenses	1,595,639	(145,620)
Franchise tax payable	(31,255)	(98,743)
Income taxes payable	—	539,245
Net cash used in operating activities	(358,136)	(382,908)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	—	148,743
Net cash provided by investing activities	—	148,743

Cash Flows from Financing Activities
Proceeds from convertible promissory note – related party	300,000	—
Net cash provided by financing activities	300,000	—

Net Change in Cash and Cash Equivalents	(58,136)	(234,165)
Cash and Cash Equivalents – Beginning of period	197,628	994,810
Cash and Cash Equivalents – End of period	$139,492	$760,645

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$28,311,610	$5,109,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company has two subsidiaries, Athena Technology Merger Sub, Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on October 13, 2020 (“Merger Sub 1”) and Athena Technology Merger Sub 2, LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on November 2, 2020 (“Merger Sub 2”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below identifying a target company for a Business Combination and activities in connection with the proposed acquisition of AvePoint, Inc., a Delaware corporation (“AvePoint”) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 13, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amended and Restated Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consist of money market accounts. As of March 31, 2021 and December 31, 2020, cash equivalents amounted to $50,000.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Aggregate offering costs amounted to $19,806,442, of which $18,818,200 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $988,242 were charged as an expense to the condensed consolidated statement of operations.

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $2,099,000 and $137,000, respectively, which had a full valuation allowance recorded against it of approximately $2,099,000 and $137,000, respectively.

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company did not record an income tax provision during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recorded income tax expense of approximately $392,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate of 0% and 7% for the three months ended March 31, 2021 and 2020 respectively, differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

The Company’s statements of operations includes a presentation of income per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock for the periods of 35,000,000 shares. Net income per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per share for common shares (in dollars, except per share amounts):

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$31,841	$1,452,414
Income Tax and Franchise Tax	(31,841)	(442,446)
Net Earnings	$—	$1,009,968
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	35,000,000	35,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.03

Non-Redeemable Class A and B Common Stock
Basic Earnings per Share
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$28,311,612	$5,109,685
Net Earnings allocable to Redeemable Class A Common Stock	—	(1,009,968)
Non-Redeemable Net Income - Basic	$28,311,612	$4,099,717
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Class A and B Non-Redeemable Common Stock, Basic (1)	9,560,000	9,560,000
Income/Basic Non-Redeemable Class A and B Common Stock	$2.96	$0.43

Diluted Loss per Share
Numerator: Non-Redeemable Net Income - Basic minus Change in fair value of warrant liabilities
Non-Redeemable Net Income - Basic	$28,311,612	$4,099,717
Less: Change in fair value of warrant liabilities	(30,171,850)	(4,294,000)
Non-Redeemable Net Loss – Diluted	$(1,860,238)	$(194,283)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Class A and B Non-Redeemable Common Stock, Diluted (2)	12,757,321	9,560,000
Loss/Diluted Non-Redeemable Class A and B Common Stock	$(0.15)	$(0.02)

(1)	The weighted average non-redeemable common stock for the three months ended March 31, 2021 and 2020 includes the effect of 810,000 Private Units, which were issued in conjunction with the initial public offering on September 19, 2019.
(2)	As of March 31, 2021, diluted weighted average shares outstanding was calculated using the treasury stock method utilizing a weighted average share price of $14.00 and the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 17,905,000 shares. As of March 31, 2020, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

The Founder Shares included an aggregate of up to 1,143,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding Placement Shares underlying the Placement Units). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 18,750 Founder Shares were forfeited and 1,125,000 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 8,750,000 Founder Shares issued and outstanding.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of March 31, 2021 and December 31, 2020.

As of February 3, 2021, the Company issued a convertible promissory note to the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $300,000 of the Convertible Promissory Note may be converted into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to the Placement Units. As of March 31, 2021, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $300,000.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on September 16, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021 and 2020, the Company incurred and paid $45,000 in each three month period in fees for these services.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its search for a target company, and/or closing of the AvePoint Business Combination (as defined below), the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Agreement

On November 23, 2020, the Company entered into an Agreement and Plan of Merger (the “Business Combination Agreement”) by and among the Company, Athena Technology Merger Sub, Inc., a Delaware corporation (“Merger Sub 1”), Athena Technology Merger Sub 2, LLC, a Delaware limited liability company (“Merger Sub 2”), and AvePoint, relating to a proposed business combination transaction between the Company and AvePoint. The Business Combination Agreement was amended on December 30, 2020, March 8, 2021 and May 18, 2021.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Pursuant to the terms of the Business Combination Agreement, at the effective time of the Merger:

(a)	The aggregate consideration to be paid to AvePoint equity shareholders will be (i) an amount in cash of approximately $263 million (the “Aggregate Cash Consideration”), minus a deduction for the PIPE Fees and (ii) 143,210,835 shares of common stock of the Company (“Apex Common Stock”), which includes shares of Apex Common Stock that may be issuable pursuant to the exercise of exchanged AvePoint stock options (such aggregate amount, the “Aggregate Stock Consideration”). The Aggregate Stock Consideration will be increased by a number of shares of Apex Common Stock equal to the aggregate exercise price of the Exchanged Options divided by $10.00;

(b)	AvePoint’s stockholders who hold shares of Series C Preferred Stock, par value $0.001 (“AvePoint Preferred Stock”) will receive an aggregate amount of $135 million (subject to deduction for Preferred PIPE Fees) from the Aggregate Cash Consideration and will receive the balance of their consideration in shares of Apex Common Stock from the Aggregate Stock Consideration;

(c)	All holders of shares of common stock of AvePoint, par value $0.001 per share (“AvePoint Common Stock”) other than the Named Executives will receive an aggregate amount of between $75 million and approximately $93 million in cash (subject to deduction for the Common Stockholder PIPE Fees) based on an election (“Cash Election”) from the balance of the Aggregate Cash Consideration and will receive the remainder of their consideration in shares of Apex Common Stock from the Aggregate Stock Consideration;

(d)	All shares of AvePoint Common Stock and AvePoint Preferred Stock held in the treasury of AvePoint or by the Company shall be canceled without any conversion thereof and no payment or distribution shall be made with respect thereto;

(e)	Each share of common stock of Merger Sub 1 issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and non-assessable share of common stock, par value $0.001 per share, of the Surviving Corporation;

(f)	Each Named Executive Cash-Settled Option that is outstanding immediately prior to the Effective Time, shall be converted into the right to receive (A) an amount of cash equal to: the product of (1) the number of Named Executive Cash-Settled Options multiplied by (2) the Per Share Amount, minus (y) the aggregate exercise price attributable to such Named Executive Cash-Settled Options; and (B) the contingent right to receive a number of shares Contingent Consideration following the Closing in accordance with the Business Combination Agreement;

(g)	The Named Executives will receive an aggregate amount of $35 million in cash (subject to deduction for the Named Executive PIPE Fees (as defined in the Business Combination Agreement)) from the Aggregate Cash Consideration and will receive the balance of their transaction consideration in shares of Apex Common Stock from the Aggregate Stock Consideration;

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Additionally, On November 23, 2020, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 14,000,000 shares of Apex Common Stock (the “PIPE Shares”), at a purchase price of $10.00 per share for an aggregate purchase price of $140,000,000, in one or more private placement transactions (the “Private Placements”). The closing of the Private Placements pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the Private Placements is to raise additional capital for use by the combined company following the Closing. The Subscription Agreements were each subsequently amended to extend the Outside Date (as defined therein) to July 21, 2021.

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

The parties to the Business Combination Agreement have made customary representations, warranties and covenants, including, among others, with respect to the conduct of the businesses of AvePoint and Apex during the period between execution of the Business Combination Agreement and the consummation of the Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 7,723,921 and 10,555,082 shares of Class A common stock issued or outstanding, excluding 28,086,079 and 25,254,918 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 8,750,000 shares of Class B common stock issued and outstanding.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 8. WARRANT LIABILITIES

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

At March 31, 2021, assets held in the Trust Account were comprised of $680 in cash and $351,889,481 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of $1,455 in cash and $175,325,383 in money market funds, which are invested in U.S. Treasury Securities and $176,531,482 in U.S. Treasury Bills.

During the three months ended March 31, 2021, the Company did not withdraw any interest income on the Trust Account. During the three months ended March 31, 2020, the Company withdrew $148,743 of interest earned on the Trust Account to pay its franchise taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$351,889,481	$175,325,383

Liabilities:
Warrant Liability – Public Warrants	1	45,850,000	74,900,000
Warrant Liability – Private Placement Warrants	3	1,397,250	2,519,100

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

APEX TECHNOLOGY ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was estimated through comparable guideline companies.

The key inputs into the Modified Black-Scholes Option Pricing Model for the Warrants were as follows:

Input:	March 31, 2021	December 31, 2020
Risk-free interest rate	0.95%	0.42%
Expected term (years)	5.1	5.4
Expected volatility	34.8%	34.5%
Exercise price	$11.50	$11.50
Fair value of Units	$11.08	$15.01

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$2,519,000	$74,900,000	$77,419,100
Change in valuation inputs or other assumptions(1)	(1,121,850)	(29,050,000)	(30,171,850)
Fair value as of March 31, 2021	$1,397,250	$45,850,000	$47,247,250

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the consolidated statement of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On November 23, 2020, as amended on December 30, 2020, March 8, 2021 and May 18, 2021, we entered into the Business Combination Agreement with Merger Sub 1, Merger Sub 2, and AvePoint, relating to a proposed business combination transaction between us and AvePoint.

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

Additionally, On November 23, 2020, we entered the Subscription Agreements with the PIPE Investors pursuant to which the PIPE Investors agreed to purchase an aggregate of 14,000,000 shares of Apex Common Stock (the “PIPE Shares”), at a purchase price of $10.00 per share for an aggregate purchase price of $140,000,000, in one or more private placement transactions (the “Private Placements”). The closing of the Private Placements pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the Private Placements is to raise additional capital for use by the combined company following the Closing. The Subscription Agreements were each subsequently amended to extend the Outside Date (as defined therein) to July 21, 2021.

In May 2021, we entered into Amendment No. 1 to Warrant Agreement with Continental Stock Transfer & Trust Company to correct a defective provision.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, following the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net income of $28,311,612, which consisted of a change in the fair value of the warrant liability of $30,171,850 and interest earned on marketable securities held in the Trust Account of $31,841, offset by operating costs of $1,842,079 and franchise taxes of $50,000.

For the three months ended March 31, 2020, we had net income of $5,109,685, which consisted of a change in the fair value of the warrant liability of $4,294,000 and interest earned on marketable securities held in the Trust Account of $1,452,414, offset by operating costs of $194,283, franchise taxes of $50,000 and a provision for income taxes of $392,446.

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

For the three months ended March 31, 2021, cash used in operating activities was $358,136. Net income of $28,311,612 was offset by a change in the fair value of the warrant liability of $30,171,850, interest earned on marketable securities held in the Trust Account of $31,841 and changes in operating assets and liabilities, which provided $1,533,943 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $382,908. Net income of $5,109,685 was offset by a change in the fair value of the warrant liability of $4,294,000, interest earned on marketable securities held in the Trust Account of $1,452,414 and changes in operating assets and liabilities, which provided $253,821 of cash from operating activities.

As of March 31, 2021, we had investments of $351,890,161 held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. No amounts were withdrawn during the three months ended March 31, 2021. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $139,492 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. There are no borrowings outstanding as of March 31, 2021.

As of February 3, 2021, we issued a Convertible Promissory Note to the Sponsor. The Convertible Promissory Note is non-interest bearing and payable on the earlier of the date on which we consummate a Business Combination or the date that our winding up is effective. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $300,000 of the Convertible Promissory Note may be converted into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to the Placement Units. As of March 31, 2021, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $300,000.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods presented. Net income per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 13, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Amended and Restated Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on May 13, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note
10.2*	Amendment No. 1 to Warrant Agreement
10.3*	Amendment No. 3 to Business Combination Agreement And Plan Of Reorganization
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX TECHNOLOGY ACQUISITION CORPORATION

Date: May 19, 2021	/s/ Jeff Epstein
	Name:	Jeff Epstein
	Title:	Co-Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: May 19, 2021	/s/ Brad Koenig
	Name:	Brad Koenig
	Title:	Co-Chief Executive Officer and Director