Form 10-Q
period 2021-06-30
AvePoint, Inc.
filed 2021-08-16
CIK 1777921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-39048

AvePoint, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4461709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Washington Blvd, Suite 1400 Jersey City, NJ 07310
(Address of Principal Executive Offices, including zip code)

(201) 793-1111
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	AVPT	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	AVPTW	The NASDAQ Stock Market LLC
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 10, 2021, there were
180,272,638
 shares of Class A common stock, $
0.0001
par value per share, issued and outstanding.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
Quarterly Report on Form
10-Q

i

PART 1—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$205,729	$197,628
Prepaid expenses and other current assets	57,833	74,642
Prepaid income taxes	292,818	477,437

Total Current Assets	556,380	749,707
Investments held in Trust Account	351,737,387	351,858,320

Total Assets	$352,293,767	$352,608,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$10,088,709	$4,408,489
Franchise tax payable	20,000	81,255
Convertible promissory note – related party	300,000	—

Total Current Liabilities	10,408,709	4,489,744
Warrant liabilities	61,192,900	77,419,100
Deferred underwriting commissions	13,150,000	13,150,000

Total Liabilities	84,751,609	95,058,844

Commitments and contingencies
Class A, $0.0001 par value, common stock subject to possible redemption, 26,254,215 and 25,254,918 shares at June 30, 2021 and December 31, 2020 (at $10.00 per share), respectively	262,542,154	252,549,180
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized 9,555,785 and 10,555,082 issued and outstanding (excluding 26,254, 215 and 25,254,918 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	956	1,056
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	875	875
Additional paid-in capital	52,762,865	62,755,739
Accumulated deficit	(47,764,692)	(57,757,667)

Total Stockholders’ Equity	5,000,004	5,000,003

Total Liabilities and Stockholders’ Equity	$352,293,767	$352,608,027

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(
Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative expenses	$4,331,469	$213,837	$6,173,548	$408,120
Franchise tax expense	50,000	50,000	100,000	100,000

Loss from operations	(4,381,469)	(263,837)	(6,273,548)	(508,120)
Other income (expense):
Change in fair value of warrant liabilities	(13,945,650)	(14,210,600)	16,226,200	(9,916,600)
Interest earned on investments held in Trust Account	8,482	131,366	40,323	1,583,780

Total other income (expense), net	(13,937,168)	(14,079,234)	16,266,523	(8,332,820)
Loss before provision for income taxes	(18,318,637)	(14,343,071)	9,992,975	(8,840,940)
Provision for income taxes	—	(22,769)	—	(415,215)
Net income ( loss )	$(18,318,637)	$(14,365,840)	$9,992,975	$(9,256,155)

Weighted average shares outstanding of Class A redeemable common stock	35,000,000	35,000,000	35,000,000	35,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00	$0.00	$0.03

Basic weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	9,560,000	9,560,000	9,560,000
Basic income (loss) per share, Class A and Class B	$(1.92)	$(1.51)	$1.05	$(1.08)
Diluted weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,560,000	9,560,000	10,899,634	9,560,000
Diluted loss per share, Class A and Class B	$(1.92)	$(1.51)	$(0.57)	$(1.08)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	10,555,082	$1,056	8,750,000	$875	$62,755,739	$(57,757,667)	$5,000,003
Change in value of Class A common stock subject to possible redemption	(2,831,161)	(284)	—	—	(28,311,326)	—	(28,311,610)
Net income	—	—	—	—	—	28,311,612	28,311612

Balance — March 31, 2021 (unaudited)	7,723,921	$772	8,750,000	$875	$34,444,413	$(29,446,055)	$5,000,005
Change in value of Class A common stock subject to possible redemption	1,831,864	184	—	—	18,318,452	—	18,318,636
Net loss	—	—	—	—	—	(18,318,637)	(18,318,637)

Balance — June 30, 2021 (unaudited)	9,555,785	$956	8,750,000	$875	$52,762,865	$47,764,692	$5,000,004

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance — January 1, 2020	4,482,779	$448	8,750,000	$875	$2,033,317	$2,965,368	$5,000,008
Change in value of Class A common stock subject to possible redemption	(510,969)	(51)	—	—	(5,109,639)	—	(5,109,690)
Net income	—	—	—	—	—	5,109,685	5,109,685

Balance — March 31, 2020 (unaudited)	3,971,810	$397	8,750,000	$875	$(3,076,322)	$8,075,053	$5,000,003
Change in value of Class A common stock subject to possible redemption	1,436,584	144	—	—	14,365,696	—	14,365,840
Net loss	—	—	—	—	—	(14,365,840)	(14,365,840)

Balance — June 30, 2020 (unaudited)	5,408,394	$541	8,750,000	$875	$11,289,374	$(6,290,787)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$9,992,975	$(9,256,155)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(16,226,200)	9,916,600
Interest earned on investments held in Trust Account	(40,324)	(1,583,780)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16,809	15,803
Prepaid income tax	184,619	—
Accounts payable and accrued expenses	5,680,220	(139,785)
Franchise tax payable	(61,255)	(108,140)
Income taxes payable	—	562,014

Net cash used in operating activities	(453,156)	(593,443)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	161,257	208,140

Net cash provided by investing activities	161,257	208,140

Cash Flows from Financing Activities
Proceeds from convertible promissory note – related party	300,000	—

Net cash provided by financing activities	300,000	—

Net Change in Cash and Cash Equivalents	8,101	(385,303)
Cash and Cash Equivalents – Beginning of period	197,628	994,810

Cash and Cash Equivalents – End of period	$205,729	$609,507

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$9,992,974	$(9,256,150)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Apex Technology Acquisition Corporation (the “Company”), predecessor to AvePoint, Inc., was a blank check company incorporated in Delaware on April 5, 2019. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company had two subsidiaries, Athena Technology Merger Sub, Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on October 13, 2020 (“Merger Sub 1”) and Athena Technology Merger Sub 2, LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on November 2, 2020 (“Merger Sub 2”, and together with Merger Sub 1, the “Merger Subs”).
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 related to the Company’s formation, its initial public offering (the “Initial Public Offering”), identifying a target company for a Business Combination and activities in connection with the proposed acquisition of AvePoint, Inc., a Delaware corporation (“Legacy AvePoint”) (see Note 6) which closed on July 1, 2021. The Company did not generate any operating revenues until after the completion of its initial Business Combination. The Company generated non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The Company provided its holders of the outstanding shares of Class A common stock (the “public stockholders”) included in the public units (“Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination held on June 30, 2021. In connection with Special Meeting and the Business Combination, holders of 17,372 shares of the Company’s common stock, par value
$0.0001 per share (“Apex Common Stock”), or 0.05% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.05 per share, for an aggregate redemption amount of $174,582.
On July 1, 2021 (the “Closing Date”), Legacy AvePoint, the Company, Merger Sub 1 and Merger Sub 2, consummated the closing of the transactions contemplated by the Business Combination Agreement and Plan of Reorganization, dated November 23, 2020, by and among the Company, Legacy AvePoint and Merger Subs, as amended by Amendment No. 1, dated December 30, 2020, Amendment No. 2, dated March 8, 2021 and Amendment No. 3, dated May 18, 2021 (the “Business Combination Agreement”), following the approval at a special meeting of the stockholders of the Company held on June 30, 2021 (the “Special Meeting”).
Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy AvePoint and the Company was effected by the merger of Merger Sub 1 with and into Legacy AvePoint (the “First Merger”), with Legacy AvePoint surviving the First Merger as a wholly-owned subsidiary of Apex, and promptly following the First Merger, Legacy AvePoint was merged with and into Merger Sub 2 (the “Second Merger”), with Merger Sub 2 surviving the Second Merger (the “Surviving Entity”) as a wholly-owned subsidiary of the Company (the Second Merger together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Mergers on the Closing Date, the Surviving Entity changed its name to AvePoint US, LLC and the Company changed its name from Apex Technology Acquisition Corporation to AvePoint, Inc.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with acc
o
unting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on May 13, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amended and Restated Annual Report on Form
10-K/A
for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consist of money market accounts.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Aggregate offering costs amounted to
$19,806,442, of which $18,818,200 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $988,242 were charged as an expense to the unaudited condensed consolidated statement of operations.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the unaudited condensed consolidated statements of operations.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements car
r
ying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The Company did not record an income tax provision during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company recorded income tax expense of approximately $
23,000
and $415,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to start-up
costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.
The Company’s unaudited condensed consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class
method of income per share. Net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock for the periods of 35,000,000 shares. Net income (loss) per common share, basic and diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the periods. Class A and Class B non-redeemable
common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per share for common shares (in dollars, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$8,482	$131,366	$40,323	$1,583,780
Income Tax and Franchise Tax	(8,482)	(72,769)	(40,323)	(515,215)

Net Earnings	$—	$58,597	$—	$1,068,565

Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	35,000,000	35,000,000	35,000,000	35,000,000

Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00	$0.00	$0.03

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net income (loss)	$(18,318,637)	$(14,365,840)	$9,992,975	$(9,256,155)
Les: Net Earnings allocable to Redeemable Class A Common Stock	—	(58,597)	—	(1,068,565)

Non-Redeemable Net Loss	$(18,318,637)	$(14,424,437)	$9,992,975	$(10,324,720)

Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Class A and B Non-Redeemable Common Stock, Basic	9,560,000	9,560,000	9,560,000	9,560,000

Income (Loss)/Basic Non-Redeemable Class A and B Common Stock	$(1.92)	$(1.51)	$1.05	$(1.08)

Class A and B Non-Redeemable Common Stock, Diluted	9,560,000	9,560,000	10,899,634	9,560,000

Loss/Diluted Non-Redeemable Class A and B Common Stock	$(1.92)	$(1.51)	$(0.57)	$(1.08)

Concentration of Credit Risk
Financial instruments that potentially subject
t
he Company to concentrations of credit risk
c
onsist of a cash
a
ccount in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on th
i
s account and management believes the Company is not exposed to significant risks on such account.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.
Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20)
and Deriva
t
ives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. There are no borrowings outstanding as of June 30, 2021 and December 31, 2020.
As of February 3, 2021, the Company issued a convertible promissory note to the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $300,000 of the Convertible Promissory Note may be converted into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to the Placement Units. As of June 30, 2021, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $300,000.
Administrative Support Agreement
The Company entered into an agreement whereby, commencing on September 16, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2021 and 2020, the Company incurred and paid $45,000 in fees for these services, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred and paid $90,000 and $90,000 in fees for these services, respectively.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its search for a target company, and/or closing of the AvePoint Business Combination (as defined below), the specific impact is not readily determinable as of the date of these consolidated fin
a
ncial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The underwriters were paid a cash underwriting discount of $0.20 per Unit or $6,100,000 in the aggregate at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $
13,150,000
which was paid on July 1, 2021 at the closing of the business combination. The deferred fee was paid to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Business Combination Agreement (See Note 10)
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

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
On July 1, 2021 the merger closed. At the effective time of the First Merger (the “Effective Time”), as a result of the First Merger, each share of Legacy AvePoint preferred stock, par value $0.001 per share (“Legacy AvePoint Preferred Stock”) that was then issued and outstanding was cancelled and converted into the right to receive the following: (x) the number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) equal to (1) (A) (i) the aggregate amount of shares of Common Stock distributable to the holders of the Legacy AvePoint Preferred Stock in the First Merger multiplied by the Per Share Amount (as defined below), minus (ii) $135 million, divided by (B) $10.00, divided by (2) the aggregate number of shares Legacy AvePoint common stock, par value $0.001 per share (“Legacy AvePoint Common Stock”) issuable upon the conversion of the Legacy AvePoint Preferred Stock immediately prior to the Effective Time; (y) an amount in cash equal to (i) $
135
million in cash (subject to deduction for the aggregate amount of the PIPE financing fees payable by the holders of the Legacy AvePoint Preferred Stock in the First Merger), divided by the aggregate number of shares Legacy AvePoint Common Stock issuable upon the conversion of the Legacy AvePoint Preferred Stock immediately prior to the Effective Time; and (z) the number of shares of Common Stock equal to the aggregate amount of the contingent consideration, if any, that is distributed to the holders Legacy AvePoint securities, divided by the fully diluted number of Legacy AvePoint securities.
At the Effective Time, as a result of the First Merger, each share of Legacy AvePoint Common Stock issued and outstanding immediately prior to the Effective Time (excluding any dissenting shares and shares held by certain executives of Legacy AvePoint) (such shares, the “Named Executive Shares”) was cancelled and converted into the right to receive the following: (x) an amount in cash equal to (1) the gross merger consideration divided by the number of fully diluted number of Legacy AvePoint securities (the “Per Share Amount”), multiplied by (2) the applicable percentage of cash elected to be received by the applicable holder of such shares (subject to withholding such holder’s pro rata share of the PIPE financing fees payable by such holder); (y) the number of shares of Common Stock equal to (1) (A) the Per Share Amount, multiplied by (B) the difference obtained by subtracting applicable percentage of cash elected to be received by the applicable holder of such shares from one, divided by (2) $10.00; provided that if the aggregate amount of cash elected by all such holders of Legacy AvePoint Common Stock prior to any adjustment pursuant to this proviso exceeded the aggregate amount of cash available for distribution to such holders of Legacy AvePoint Common Stock, then the cash election percentage was cut back on a proportionate basis until the amount of cash available for distribution to such holders of Legacy AvePoint Common Stock pursuant to such adjusted elections equaled the maximum amount of cash available for distribution to such holders of Legacy AvePoint Common Stock.
Immediately prior to the Effective Time, certain executives of Legacy AvePoint (the “Named Executives”) contributed the Named Executive Shares to Apex in exchange for (x) with respect to certain of the Named Executive Shares, an amount in cash equal to the Per Share Amount (subject to withholding such Named Executive’s pro rata share of the PIPE financing fees payable by such holder) and (y) with respect to remaining Named Executive Shares, a number of shares of Common Stock equal to (1) the Per Share Amount, divided by (2) $10.00; provided that if the aggregate amount of cash elected by all holders of Legacy AvePoint Common Stock other than the Named Executives prior to any adjustment pursuant to this proviso exceeded the aggregate amount of cash available for distribution to such holders of Legacy AvePoint Common Stock, then the number of Named Executive Shares contributed to Apex in exchange for cash was decreased on a proportionate basis (and the number of Named Executive Shares contributed to Apex in exchange for shares of Common Stock was increased by an equivalent amount) until the amount of cash available for distribution to such holders of Legacy AvePoint Common Stock pursuant to the adjusted elections equaled the maximum amount of cash available for distribution to such holders of Legacy AvePoint Common Stock.
At the Effective Time, as a result of the First Merger, each share of common stock, par value $0.001 per share, of Merger Sub 1 issued and outstanding immediately prior to the Effective Time was cancelled and converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock of Legacy AvePoint, the surviving corporation in the First Merger.
At the Effective Time, as a result of the First Merger, each option to purchase Legacy AvePoint Common Stock that was outstanding immediately prior to the Effective Time, whether vested or unvested (other than certain options held by the Named Executives (such options, the “Named Executive Cash-Settled Options”) and options granted pursuant to a PRC stock option award to employees and other service providers in the People’s Republic of China (such options, the “PRC Options”), was cancelled and converted into an option to purchase a number of shares of Common Stock (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Legacy AvePoint Common Stock subject to such Legacy AvePoint option immediately prior to the Effective Time and (y) the Per Share Amount divided by $10.00 (the “Exchange Ratio”), at an exercise price per share (rounded up to the nearest whole cent) equal to (1) the exercise price per share of such Legacy AvePoint option immediately prior to the Effective Time, divided by (2) the Exchange Ratio. Except as specifically provided in the Business Combination Agreement, following the Effective Time, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy AvePoint option immediately prior to the Effective Time. At the Effective Time, as a result of the First Merger, each PRC Option was cancelled. Each cancelled PRC Option will be replaced and substituted with the award of a new stock option to purchase a number of shares of Common Stock pursuant to the Equity Incentive Plan equal to the product of (rounded down to the nearest whole number) of (A) the number of shares of Legacy AvePoint common Stock subject to such PRC Option immediately prior to the Effective Time and (B) the Exchange Ratio, at an exercise price (rounded up to the nearest whole cent) equal to (i) the exercise price per share of such PRC Option immediately prior to the Effective Time, divided by (ii) the Exchange Ratio. The replacement stock options will be credited with vesting to the same extent as the PRC Options being replaced, and the new replacement awards will be subject to the same vesting schedule and exercisability provisions. In other respects, the such new stock options will be governed by the terms and conditions of the 2021 Equity Incentive Plan (the “Equity Incentive Plan”).
At the Effective Time, as a result of the First Merger, each Named-Executive Cash Settled-Option that was outstanding as of immediately prior to the Effective Time was cancelled and converted into the right to receive an amount of cash equal to (x) the number of shares of Legacy AvePoint Common Stock subject to such Named-Executive Cash Settled Option as of immediately prior to the Effective Time multiplied by (y) (1) the Per Share Amount, minus (2) the exercise price attributable to such Named-Executive Cash Settled Option.
Promptly following the Effective Time, upon the effective time of the Second Merger, as a result of the Second Merger, each share of common stock of Legacy AvePoint, the surviving corporation in the First Merger issued and outstanding immediately prior to the effective time of such Second Merger was cancelled and converted into one newly issued, fully paid and non-assessable
common membership unit of the Surviving Entity.
A description of the Business Combination and the terms of the Business Combination Agreement are included in the final prospectus and definitive proxy statement, dated June 2, 2021 (the “Proxy Statement/Prospectus”) filed by the Company with the Securities and Exchange Commission (the “SEC”) in the section titled “Proposal No. 1—The Business Combination Proposal” beginning on page 71 of the Proxy Statement/Prospectus. The foregoing description of the Business Combination Agreement is a summary only and is qualified in its entirety by the full text of the Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1, which is incorporated herein by reference.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Following the Closing, in addition to the Aggregate Cash Consideration and Aggregate Stock Consideration, the holders of AvePoint Preferred Stock, AvePoint Common Stock and AvePoint Options shall be issued additional shares of Apex Common Stock,.
On the Closing Date, a number of purchasers (each, a “Subscriber”) purchased from the Company an aggregate of
14,000,000
shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $140.0 million, pursuant to separate subscription agreements entered into effective as of November 23,
2020
, as amended (each, a “Subscription Agreement”). Pursuant to the Subscription Agreements, the Company granted certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the closing of the Business Combination (the “Closing”)

(a)
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no
shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 9,555,785
 a
nd 10,555,082 shares of Class A common stock issued or outstanding, excluding
26,254,215
 a
nd 25,254,918 shares of common stock subject to possible redemption, respectively.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,750,000 shares of Class B common stock issued and outstanding.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable; and

•
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

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At June 30, 2021, assets held in the Trust Account were comprised of $351,737,387 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of $1,455 in cash and $175,325,383 in money market funds, which are invested in U.S. Treasury Securities and $176,531,482 in U.S. Treasury Bills.
During the six months ended June 30, 2021 and 2020, the Company withdrew $161,257 and $208,140, respectively, of interest earned on the Trust Account to pay its franchise taxes.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$351,737,387	$175,325,383
Liabilities:
Warrant Liability – Public Warrants	1	59,500,000	74,900,000
Warrant Liability – Private Placement Warrants	3	1,692,900	2,519,100
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the accompanying unaudited condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

AVEPOINT, INC.
(FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the War
r
ants is the expected volatility of the common stock. The expected volatility as of the date of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was estimated through comparable guideline companies.
The key inputs into the Modified Black-Scholes Option Pricing Model for the Private Placement Warrants were as follows:

Input:	June 30, 2021	December 31, 2020
Risk-free interest rate	0.87%	0.42%
Expected term (years)	5.0	5.4
Expected volatility	34.9%	34.5%
Exercise price	$11.50	$11.50
Fair value of Units	$12.25	$15.01
The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the Warrants as of each relevant date.
The following table presents the changes in the fair value of warrant liabilities measured at fair value for the three and six months ended June 30, 2021 and 2020:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$2,519,100	$74,900,000	$77,419,100
Change in valuation inputs or other assumptions (1)	(1,121,850)	(29,050,000)	(30,171,850)

Fair value as of March 31, 2021	1,397,250	45,850,000	47,247,250
Change in valuation inputs or other assumptions (1)	295,650	13,650,000	13,945,650

Fair value as of June 30, 2021	$1,692,900	$59,500,000	$61,192,900

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	$822,150	$20,125,000	$20,947,150
Change in valuation inputs or other assumptions (1)	81,000	(4,375,000)	(4,294,000)

Fair value as of March 31, 2020	903,150	15,750,000	16,653,150
Change in valuation inputs or other assumptions (1)	210,600	14,000,000	14,210,600

Fair value as of June 30, 2020	$1,113,750	$29,750,000	$30,863,750

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the consolidated statement of operations.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, except as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On July 1, 2021 (“Closing Date”), the Company and AvePoint consummated the closing of the transactions contemplated by the Business Combination Agreement and Plan of Reorganization, following the approval at a special meeting of the stockholders of the Company held on June 30, 2021.
On the Closing Date, the PIPE investors purchased from the Company an aggregate of 14,000,000 shares of Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $140.0 million.

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
In May 2021, we entered into Amendment No. 1 to Warrant Agreement with Continental Stock Transfer & Trust Company to correct a defective provision.
On July 1, 2021 (“Closing Date”), the Company and AvePoint consummated the closing of the transactions contemplated by the Business Combination Agreement and Plan of Reorganization, following the approval at a special meeting of the stockholders of the Company held on June 30, 2021.
On the Closing Date, the PIPE investors purchased from the Company an aggregate of 14,000,000 shares of Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $140.0 million.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, following the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2021, we had net loss of $18,318,637, which consisted of interest earned on marketable securities held in the Trust Account of $8,482, offset by a change in the fair value of the warrant liability of $13,945,650, operating costs of $4,331,469, and franchise taxes of $50,000.
For the six months ended June 30, 2021, we had net income of $9,992,975, which consisted of a change in the fair value of the warrant liability of $16,226,200 and interest earned on marketable securities held in the Trust Account of $40,323, offset by operating costs of $6,173,548 and franchise taxes of $100,000.
For the three months ended June 30, 2020, we had net loss of $14,365,840, which consisted of interest earned on marketable securities held in the Trust Account of $131,366, offset by a change in the fair value of the warrant liability of $14,210,600, operating costs of $213,837, franchise taxes of $50,000, and provision for income taxes $22,769.
For the six months ended June 30, 2020, we had net loss of $9,256,155, which consisted of interest earned on marketable securities held in the Trust Account of $1,583,780, offset by a change in the fair value of the warrant liability of $9,916,600, operating costs of $408,120, and franchise taxes of $100,000, and provision for income taxes of $415,215.
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
For the six months ended June 30, 2021, cash used in operating activities was $453,156. Net income of $9,992,975 was impacted by interest earned on marketable securities held in the Trust Account of $40,323, change
(non-cash
gain) in the fair value of the warrant liability of $16,226,200 and changes in operating assets and liabilities, which provided $5,820,393 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $593,443. Net loss of $9,256,155 was impacted by a change in the fair value of the warrant liability of $9,916,600, interest earned on marketable securities held in the Trust Account of $1,583,780 and changes in operating assets and liabilities, which provided $329,892 of cash from operating activities.
As of June 30, 2021, we had investments of $351,737,387 held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2021, we withdrew $161,257 of interest earned on the Trust Account to pay its franchise taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $205,729 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. There are no borrowings outstanding as of June 30, 2021.
As of February 3, 2021, we issued a Convertible Promissory Note to the Sponsor. The Convertible Promissory Note is
non-interest
bearing and payable on the earlier of the date on which we consummate a Business Combination or the date that our winding up is effective. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $300,000 of the Convertible Promissory Note may be converted into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to the Placement Units. As of June 30, 2021, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $300,000.

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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Critical Accounting Policies
The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Net Income (Loss) per Common Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods presented. Net income (loss) per common share, basic and diluted for Class B non-redeemable
common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable
common stock outstanding for the periods presented.

Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form
10-K/A
filed on May 13, 2021) (the “Restatement”). In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEPOINT, INC. (FORMERLY KNOWN AS APEX TECHNOLOGY ACQUISITION CORPORATION)

Date: August 16, 2021	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	/s/ Sophia Wu
	Name:	Sophia Wu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)