Form 10-Q
period 2021-09-30
AvePoint, Inc.
filed 2021-11-15
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission file number: 001-39048

AvePoint, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4461709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Washington Blvd, Suite 1400

Jersey City, NJ 07310

(Address of principal executive offices) (Zip Code)

(201) 793-1111

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVPT	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	AVPTW	The Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2021, there were 181,420,149 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, sales, earnings, and statements expressing general views about future operating results — are forward-looking statements. These forward-looking statements are, by their nature, subject to significant risks and uncertainties, are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results to differ materially from historical experience and the Company’s present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this Report, the Company’s prospectus dated August 9, 2021, filed with the SEC on August 10, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-258109), relating to the Registration Statement on Form S-1 (File No. 333-258109), filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2021 (as amended on August 5, 2021), the Company’s definitive proxy statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (File No. 001-39048) on June 2, 2021 (including all exhibits), relating to the Registration Statement on Form S-4 (File No. 333-252712), filed with the SEC on February 4, 2021 (as amended on March 11, 2021, April 2, 2021, May 20, 2021, and May 28, 2021) and those described from time to time in the Company’s future reports filed with the SEC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$260,704	$69,112
Short-term investments	1,614	992
Accounts receivable, net of allowance of $878 and $1,767 at September 30, 2021 and December 31, 2020, respectively	54,226	48,250
Prepaid expenses and other current assets	13,086	2,343
Total current assets	329,630	120,697
Property and equipment, net	3,252	2,663
Deferred contract costs	35,267	31,943
Long-term unbilled receivables	6,104	5,499
Other assets	5,911	8,252
Total assets	$380,164	$169,054
Liabilities, mezzanine equity, and stockholders’ deficiency
Current liabilities:
Accounts payable	$2,265	$774
Accrued expenses and other liabilities	25,782	26,245
Current portion of deferred revenue	71,251	65,203
Total current liabilities	99,298	92,222
Long-term portion of deferred revenue	6,875	9,485
Share-based awards classified as liabilities	—	43,502
Earn-out liabilities	17,125	—
Warrant liabilities	795	—
Other non-current liabilities	3,947	3,658
Total liabilities	128,040	148,867
Commitments and contingencies (Note 10)
Mezzanine equity
Redeemable convertible preferred stock, $0.0001 par value; 94,695 shares authorized, 42,001 shares issued and outstanding with aggregate liquidation preference of $403,361 at December 31, 2020	—	183,390
Redemption value of common shares	—	25,074
Share-based awards classified as mezzanine equity	—	1,489
Redeemable noncontrolling interest	4,631	3,061
Total mezzanine equity	4,631	213,014
Stockholders’ deficiency
Common stock, $0.0001 par value; 1,000,000 and 243,360 shares authorized, 181,013 and 100,068 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	18	12
Additional paid-in capital	614,569	105,159
Treasury stock	(1,739)	—
Accumulated other comprehensive income	1,892	1,791
Accumulated deficit	(367,247)	(299,789)
Total stockholders’ deficiency	247,493	(192,827)
Total liabilities, mezzanine equity, and stockholders’ deficiency	$380,164	$169,054

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
SaaS	$22,410	$14,092	$61,255	$36,034
Term license and support	17,477	8,171	37,292	23,272
Services	8,143	10,870	21,361	26,173
Maintenance and OEM	5,293	6,056	16,160	17,837
Perpetual license	604	605	2,003	2,095
Total revenue	53,927	39,794	138,071	105,411
Cost of revenue:
SaaS	4,866	2,799	13,870	7,856
Term license and support	211	437	714	1,257
Services	9,435	6,716	21,528	19,605
Maintenance and OEM	710	304	1,608	978
Total cost of revenue	15,222	10,256	37,720	29,696
Gross profit	38,705	29,538	100,351	75,715
Operating expenses:
Sales and marketing	25,186	21,830	73,488	49,881
General and administrative	22,230	10,469	44,186	20,918
Research and development	19,648	3,003	27,633	8,760
Depreciation and amortization	326	259	863	800
Total operating expenses	67,390	35,561	146,170	80,359
Loss from operations	(28,685)	(6,023)	(45,819)	(4,644)
Gain on earn-out and warrant liabilities	13,650	—	13,650	—
Interest income, net	56	17	80	26
Other income (expense), net	(299)	65	(300)	(324)
Loss before income taxes	(15,278)	(5,941)	(32,389)	(4,942)
Income tax (benefit) expense	(5,521)	6,244	(6,633)	(72)
Net loss	$(9,757)	$(12,185)	$(25,756)	$(4,870)
Net loss attributable to and accretion of redeemable noncontrolling interest	(517)	—	(1,413)	—
Net loss attributable to AvePoint, Inc.	$(10,274)	$(12,185)	$(27,169)	$(4,870)
Deemed dividends on preferred stock	608	(5,615)	(32,928)	(21,413)
Net loss available to common shareholders	$(9,666)	$(17,800)	$(60,097)	$(26,283)
Loss per share:
Basic	$(0.05)	$(0.20)	$(0.47)	$(0.30)
Diluted	$(0.05)	$(0.20)	$(0.47)	$(0.30)
Shares used in computing loss per share:
Basic	176,621	90,805	126,738	86,784
Diluted	176,621	90,805	126,738	86,784

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(9,757)	$(12,185)	$(25,756)	$(4,870)
Other comprehensive income (loss)
Foreign currency translation adjustments	15	(33)	20	(274)
Other comprehensive income (loss)	15	(33)	20	(274)
Total comprehensive loss	$(9,742)	$(12,218)	$(25,736)	$(5,144)
Comprehensive income attributable to redeemable noncontrolling interests	(488)	—	(1,332)	—
Total comprehensive loss attributable to AvePoint, Inc	$(10,230)	$(12,218)	$(27,068)	$(5,144)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficiency

For the Three Months Ended September 30, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

			Redeemable	Share	Redeemable	Total						Accumulated
	Convertible		Common	Based	noncontrolling	mezzanine			Additional			Other	Total
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Deficiency
Balance, June 30, 2021	42,000,592	$216,926	$39,757	$1,695	$4,143	$262,521	103,831,523	$12	$112,953	$—	$(358,030)	$1,848	$(243,217)
Reclassification of common shares to mezzanine equity	—	—	(1)	—	—	(1)	—	—	—	—	—	—	—
Remeasurement of redemption value of common shares	—	—	(449)	—	—	(449)	—	—	—	—	449	—	449
Proceeds from exercise of options	—	—	—	—	—	—	740,122	—	3,955	—	—	—	3,955
Stock-based compensation expense	—	—	—	—	—	—	—	—	33,233	—	—	—	33,233
Remeasurement of redemption value of convertible preferred stock	—	(608)	—	—	—	(608)	—	—	—	—	608	—	608
Conversion of convertible preferred stock	(42,000,592)	(216,318)	—	—	—	(216,318)	28,500,592	3	85,390	—	—	—	85,393
Reclassification of redeemable common shares from mezzanine to permanent equity	—	—	(39,307)	—	—	(39,307)	—	—	39,307	—	—	—	39,307
Reclassification of share-based awards from liabilities and mezzanine equity to permanent equity	—	—	—	(1,695)	—	(1,695)	—	—	41,152	—	—	—	41,152
Merger and recapitalization, net of transaction costs	—	—	—	—	—	—	47,940,523	3	299,160	—	—	—	299,163
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	—	—	—	—	(581)	—	—	—	(581)
Reclassification of Apex shares purchased prior to the Business Combination	—	—	—	—	—	—	—	—	—	(1,739)	—	—	(1,739)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	(9,757)	—	(9,757)
Net loss attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	517	517	—	—	—	—	(517)	—	(517)
Foreign currency translation adjustment	—	—	—	—	(29)	(29)	—	—	—	—	—	44	44
Balance, September 30, 2021	—	$—	$—	$—	$4,631	$4,631	181,012,760	$18	$614,569	$(1,739)	$(367,247)	$1,892	$247,493

			Redeemable	Share	Redeemable	Total						Accumulated
	Convertible		Common	Based	noncontrolling	mezzanine			Additional			Other	Total
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Deficiency
Balance, June 30, 2020	51,091,344	$198,454	$10,699	$1,287	$—	$210,440	90,643,593	$11	$58,429	$—	$(242,455)	$1,333	$(182,682)
Reclassification of share-based awards to mezzanine equity	—	—	—	101	—	101	—	—	(101)	—	—	—	(101)
Remeasurement of redemption value of common shares	—	—	6,229	—	—	6,229	—	—	—	—	(6,229)	—	(6,229)
Proceeds from exercise of options	—	—	—	—	—	—	91,260	—	39	—	—	—	39
Stock-based compensation expense	—	—	—	—	—	—	—	—	853	—	—	—	853
Proceeds from the issuance of common stock, net of issuance costs	—	—	—	—	—	—	5,488,862	—	31,209	—	—	—	31,209
Issuance of common shares in exchange for issuance cost	—	—	—	—	—	—	391,115	—	2,408	—	—	—	2,408
Remeasurement of redemption value of convertible preferred stock	—	4,145	—	—	—	4,145	—	—	—	—	(4,145)	—	(4,145)
Redemption of Series B convertible preferred stock	(9,090,752)	(32,242)	—	—	—	(32,242)	—	—	—	—	(1,470)	—	(1,470)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	(12,185)	—	(12,185)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(33)	(33)
Balance, September 30, 2020	42,000,592	$170,357	$16,928	$1,388	$—	$188,673	96,614,829	$11	$92,837	$—	$(266,484)	$1,300	$(172,336)

(1) As part of the Business Combination (as disclosed in "Note 3 — Business Combination"), all per share information has been retroactively adjusted using an exchange ratio of 8.69144 per share.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficiency

For the Nine Months Ended September 30, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

			Redeemable	Share	Redeemable	Total						Accumulated
	Convertible		Common	Based	noncontrolling	mezzanine			Additional			Other	Total
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Deficiency
Balance, December 31, 2020	42,000,592	$183,390	$25,074	$1,489	$3,061	$213,014	100,068,469	$12	$105,159	$—	$(299,789)	$1,791	$(192,827)
Reclassification of share-based awards to mezzanine equity	—	—	—	206	—	206	—	—	(206)	—	—	—	(206)
Reclassification of common shares to mezzanine equity	—	—	6,872	—	—	6,872	—	—	—	—	—	—	—
Remeasurement of redemption value of common shares	—	—	7,361	—	—	7,361	—	—	—	—	(7,361)	—	(7,361)
Proceeds from exercise of options	—	—	—	—	—	—	4,503,176	—	7,232	—	—	—	7,232
Stock-based compensation expense	—	—	—	—	—	—	—	—	37,441	—	—	—	37,441
Remeasurement of redemption value of convertible preferred stock	—	32,928	—	—	—	32,928	—	—	—	—	(32,928)	—	(32,928)
Issuance of redeemable noncontrolling interest in EduTech	—	—	—	—	238	238	—	—	515	—	—	—	515
Conversion of convertible preferred stock	(42,000,592)	(216,318)	—	—	—	(216,318)	28,500,592	3	85,390	—	—	—	85,393
Reclassification of redeemable common shares from mezzanine to permanent equity	—	—	(39,307)	—	—	(39,307)	—	—	39,307	—	—	—	39,307
Reclassification of share-based awards from liabilities and mezzanine equity to permanent equity	—	—	—	(1,695)	—	(1,695)	—	—	41,152	—	—	—	41,152
Merger and recapitalization, net of transaction costs	—	—	—	—	—	—	47,940,523	3	299,160	—	—	—	299,163
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	—	—	—	—	(581)	—	—	—	(581)
Reclassification of Apex shares purchased prior to the Business Combination	—	—	—	—	—	—	—	—	—	(1,739)	—	—	(1,739)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	(25,756)	—	(25,756)
Net loss attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	1,413	1,413	—	—	—	—	(1,413)	—	(1,413)
Foreign currency translation adjustment	—	—	—	—	(81)	(81)	—	—	—	—	—	101	101
Balance, September 30, 2021	—	$—	$—	$—	$4,631	$4,631	181,012,760	$18	$614,569	$(1,739)	$(367,247)	$1,892	$247,493

			Redeemable	Share	Redeemable	Total						Accumulated
	Convertible		Common	Based	noncontrolling	mezzanine			Additional			Other	Total
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Deficiency
Balance, December 31, 2019	51,091,344	$182,656	$10,684	$1,291	$—	$194,631	84,331,573	$10	$33,691	$—	$(233,957)	$1,574	$(198,682)
Reclassification of share-based awards to mezzanine equity	—	—	—	97	—	97	—	—	(97)	—	—	—	(97)
Remeasurement of redemption value of common shares	—	—	6,244	—	—	6,244	—	—	—	—	(6,244)	—	(6,244)
Proceeds from exercise of options	—	—	—	—	—	—	121,680	—	54	—	—	—	54
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,803	—	—	—	1,803
Proceeds from the issuance of common stock, net of issuance costs	—	—	—	—	—	—	11,770,461	1	54,978	—	—	—	54,979
Issuance of common shares in exchange for issuance cost	—	—	—	—	—	—	391,115	—	2,408	—	—	—	2,408
Remeasurement of redemption value of preferred stock	—	19,943	—	—	—	19,943	—	—		—	(19,943)	—	(19,943)
Redemption of Series B convertible preferred stock	(9,090,752)	(32,242)	—	—	—	(32,242)	—	—	—	—	(1,470)	—	(1,470)
Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	—	—	(4,870)	—	(4,870)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(274)	(274)
Balance, September 30, 2020	42,000,592	$170,357	$16,928	$1,388	$—	$188,673	96,614,829	$11	$92,837	$—	$(266,484)	$1,300	$(172,336)

(1) As part of the Business Combination (as disclosed in "Note 3 — Business Combination"), all per share information has been retroactively adjusted using an exchange ratio of 8.69144 per share.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(25,756)	$(4,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	863	800
Foreign currency remeasurement (gain) loss	(161)	368
Provision for doubtful accounts	(880)	175
Stock-based compensation	50,475	16,235
Gain on disposal of property and equipment	(15)	—
Deferred income taxes	(1,008)	(1,973)
Change in value of earn-out and warrant liabilities	(13,650)	—
Changes in operating assets and liabilities:
Accounts receivable and long-term unbilled receivables	(7,002)	(2,416)
Prepaid expenses and other current assets	(10,775)	2,836
Deferred contract costs and other assets	(3,269)	(3,040)
Accounts payable, accrued expenses and other liabilities	1,836	(1,949)
Deferred revenue	5,377	4,965
Net cash provided by (used in) operating activities	(3,965)	11,131
Investing activities
Maturity (purchase) of short-term investments	(638)	1,466
Purchase of property and equipment	(1,445)	(314)
Net cash provided by (used in) investing activities	(2,083)	1,152
Financing activities
Proceeds from recapitalization of Apex shares	491,563	—
Payments of transaction fees	(49,990)	—
Redemption of redeemable convertible preferred stock	(130,925)	(33,712)
Redemption of Legacy AvePoint common stock	(106,169)	—
Payments of transaction fees by Legacy AvePoint	(2,998)	—
Purchase of treasury stock	(1,631)	—
Payment of net cash settlement for management options	(7,530)	—
Proceeds from stock option exercises	4,555	54
Proceeds from sale of common shares of subsidiary	753	—
Repayments of capital leases	(20)	(42)
Payments of debt issuance costs	—	(300)
Proceeds from issuance of Common stock, net of issuance costs	—	56,753
Net cash provided by financing activities	197,608	22,753
Effect of exchange rates on cash	32	(329)
Net increase in cash and cash equivalents	191,592	34,707
Cash and cash equivalents at beginning of period	69,112	12,162
Cash and cash equivalents at end of period	$260,704	$46,869
Supplemental disclosures of cash flow information
Cash received (paid) for:
Interest	$80	$—
Income taxes	$(2,823)	$80
Non-cash investing and financing activities
Issuance of common shares in exchange for issuance cost	$—	$2,408
Fixed assets acquired under capital leases	$—	$28

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Organization

Apex Technology Acquisition Corporation ("Apex") was a blank check company incorporated in Delaware on April 5, 2019. Apex was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. AvePoint, Inc. (“Legacy AvePoint”) was incorporated as a New Jersey corporation on July 24, 2001, was redomiciled as a Delaware corporation in 2006, and changed its name to "AvePoint Operations, Inc." in June 2021. On November 23, 2020, Apex, along with Athena Technology Merger Sub, Inc., a Delaware corporation, and Athena Technology Merger Sub 2, LLC, a Delaware limited liability company (collectively referred to herein as the “Apex Group”), and Legacy AvePoint entered into a Business Combination Agreement dated as of November 23, 2020 (as amended on December 30, 2020, March 8, 2021 and May 18, 2021, the “Business Combination Agreement”). On July 1, 2021, the parties to the Business Combination Agreement consummated the transactions contemplated thereby (the "Business Combination"), with Apex subsequently being renamed “AvePoint, Inc.” (hereinafter referred to as “AvePoint,” the “Company,” “we,” or “our”). On July 26, 2021, Legacy AvePoint merged with and into the Company with the Company surviving. The Business Combination is further described in "Note 3 — Business Combination".

AvePoint is a leading provider of enterprise collaboration and productivity software solutions. The Company develops, markets, and sells its suite of software solutions and services, primarily in North America, Europe, Australia, and Asia. The Company provides its customers with high-performance infrastructure management, compliance, data governance, mobility and productivity, online services and software solutions consulting. Many of the Company’s software solutions share an underlying architecture and include: DocAve Software Platform, DocAve Governance Automation, AvePoint Online Services, AvePoint Compliance Guardian, AvePoint Mobility and Productivity Software for SharePoint and Dynamics CRM, as well as customized business solutions, technical support, and services.

The Company’s headquarters are located in Jersey City, New Jersey, with additional offices in North America, Europe, Asia, Australia and the Middle East.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted.

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended  September 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021.

These unaudited interim condensed consolidated financial statements should be read in conjunction with Legacy AvePoint's audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 and the related notes included within Amendment No. 4 to Apex's Form S-4, which was filed with the SEC on May 28, 2021.

Business Combination

The Business Combination was accounted for as a reverse recapitalization as Legacy AvePoint was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations. This determination was primarily based on Legacy AvePoint comprising the ongoing operations of the combined entity, Legacy AvePoint’s senior management comprising the majority of the senior management of the combined company and the prior shareholders of Legacy AvePoint having a majority of the voting power of the combined entity. In connection with the Business Combination, the outstanding shares of Legacy AvePoint's preferred stock were redeemed for cash and shares of the Company’s common stock (the "Common Stock") and the outstanding shares of Legacy AvePoint's common stock were converted into the Company's Common Stock, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Operations and assets and liabilities of the Company prior to the Business Combination in these financial statements are those of Legacy AvePoint. As a result, these financial statements represent the continuation of Legacy AvePoint and the historical shareholders’ deficiency. Common stock, preferred stock and loss per share of Legacy AvePoint prior to the Business Combination have been retrospectively adjusted for the Business Combination using an exchange ratio of 8.69144. Options to purchase common stock of Legacy AvePoint were converted into options to purchase common stock of AvePoint, Inc. using an exchange ratio of 8.6914. The options, as converted, continue to be governed by the Company's existing stock option plan. The accumulated deficit of Legacy AvePoint has been carried forward after the Business Combination. See "Note 3 — Business Combination" for additional information.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s unaudited condensed consolidated balance sheets and the amounts of revenue and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, deferred contract costs, income taxes and related reserves, stock-based compensation and accounting for research and development costs. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the outbreak of a novel strain of the coronavirus (“COVID-19”).

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Foreign Currency

The Company has foreign operations where the functional currency has been determined to be the local currency, in accordance with FASB ASC 830, Foreign Currency Matters. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a separate component of stockholders’ deficiency under the caption, accumulated other comprehensive income. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s unaudited condensed consolidated statements of operations. Transaction gains (losses) totaled $(0.3) million and $(0.5) million for the three and nine months ended September 30, 2021 respectively, and $(0.5) million for the nine months ended September 30, 2020. There were no significant transaction gains or losses for the three months ended September 30, 2020.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers all investments available with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in the People’s Republic of China, which imposes regulations that limit the ability to transfer cash out of the country. As of September 30, 2021 and December 31, 2020, the Company’s cash balances at these entities were $8.1 million and $6.8 million, respectively. For purposes of the unaudited condensed consolidated statements of cash flows, cash includes all amounts in the unaudited condensed consolidated balance sheets captioned cash and cash equivalents.

Deferred Sales Commissions

The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining SaaS, term license and support, service, perpetual license and maintenance contracts. The Company has structured commissions plans such that the commission rate paid on renewal contracts are less than those paid on the initial contract; therefore, it is determined that the renewal commissions are not commensurate with the initial commission. The Company determines the estimated average customer relationship period and average renewal term utilizing a portfolio approach. Deferred costs are periodically reviewed for impairment.

Amortization of deferred sales commissions of $2.5 million and $7.1 million for the three and nine months ended September 30, 2021, respectively, and $3.0 million and $8.1 million for the three and nine months ended September 30, 2020, respectively, is included as a component of sales and marketing expenses in the Company’s unaudited condensed consolidated statements of operations. Deferred sales commissions recognized as a contract asset on the Company’s balance sheet was $35.3 million and $31.9 million at September 30, 2021 and December 31, 2020, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services.

Term license and support revenue recognized at a point of time was $14.1 million and $27.6 million for the three and nine months ended September 30, 2021, respectively, and $5.9 million and $16.3 million for the three and nine months ended September 30, 2020, respectively.

Revenue deferred under contracts with customers as of September 30, 2021 and December 31, 2020 was $78.1 million and $74.7 million, respectively. Revenue recognized that was included in the opening deferred revenue balance was $56.2 million and $45.6 million for the nine months ended September 30, 2021 and 2020, respectively.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred sales commissions are as follows:

	Accounts		Deferred
	receivable,	Deferred	sales
	net (1)	revenue	commissions
	(in thousands)
Opening (January 1, 2020)	$43,619	$60,600	$28,351
Closing (December 31, 2020)	53,749	74,688	31,943
Increase/(decrease)	10,130	14,088	3,592

Opening (January 1, 2021)	$53,749	$74,688	$31,943
Closing (September 30, 2021)	60,330	78,126	35,267
Increase/(decrease)	6,581	3,438	3,324

(1) Accounts receivable, net is inclusive of accounts receivable, net of allowance for doubtful accounts, short-term unbilled receivables and long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the year ended December 31, 2020 and the nine months ended September 30, 2021 outside of its sales activities.

As of September 30, 2021, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $175.4 million, of which $134.5 million is related to SaaS and term license and support revenue. AvePoint expects to recognize approximately 65% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of December 31, 2020 and  September 30, 2021, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Stock-Based Compensation

In preparing AvePoint’s full year 2020 financial statements, the Company determined that an error existed in the allocation methodology of its stock-based compensation expense in prior years. The Company evaluated the error and determined that it is not material to its financial statements. Although not material, certain amounts from prior periods related to stock-based compensation have been adjusted to conform with the appropriate allocation methodology which results in the presentation of the stock-based compensation expense in the same financial statement line items as cash compensation paid to the same employees. The reclassification of stock-based compensation resulted in the following changes:

	For the Nine Months Ended
	September 30, 2020
	(in thousands)
	Pre-Adjustment	Adjustment	Post-Adjustment
Cost of services	$19,289	$316	$19,605
Gross profit	76,031	(316)	75,715
Sales and marketing	40,654	9,227	49,881
General and administrative	30,656	(9,738)	20,918
Research and development	8,564	196	8,760

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

AvePoint recognizes liabilities for uncertain tax positions taken or expected to be taken in income tax returns. Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and unrecognize tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

AvePoint files income tax returns in the U.S. federal, various states and foreign jurisdictions. The tax years 2016 through 2020 are open and subject to audit by US federal, state and local authorities. The tax years 2010 through 2020 are open and subject to audit by foreign tax jurisdictions.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolid

ated Financial Statements

(Unaudited)

Redeemable Noncontrolling Interest

At September 30, 2021, the Company owned 76.09% and AEPL PTE. LTD. (“AEPL”) owned 23.91% of AvePoint EduTech PTE. LTD. (“EduTech”). As part of AEPL’s investment in EduTech, the Company granted AEPL a put option which allows AEPL to cause the Company to repurchase AEPL’s shares in EduTech at any time between December 24, 2022 and December 24, 2023 at a price equal to AEPL’s initial investment. Consequently, the Company records redeemable noncontrolling interest as mezzanine equity in its unaudited condensed consolidated balance sheets. At each reporting period, the Company increases the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable, and adjustments to the value are recorded as net income attributable to redeemable noncontrolling interest.

Emerging Growth Company

The Company is considered an emerging growth company. Section 102(b)(1) of the Jobs Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company elects not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 — 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The amendments in this ASU are effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various areas related to the accounting for income taxes and improve consistent application of ASC 740. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued and all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of its pending adoption of ASU 2019-12 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) and also issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2020-02, ASU 2020-05 and ASU 2021-05 (collectively, ASC 842). ASC 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASC 842 was effective for public business entities for fiscal years beginning after December 15, 2018. For all other for-profit entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. ASC 842 must be adopted using a modified retrospective method and its early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements. While the Company generally expects the financial records to be impacted by the requirements highlighted above, the Company cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements at this time.

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses on Financial Instruments,” which replaces incurred loss methodology to estimate credit losses on financial instruments with a methodology that reflects expected credit losses. This amendment affects entities holding financial assets that are not accounted for at fair value through net income including trade receivables. The amendments in this ASU were effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2019. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2022. Early application of the amendments is permitted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements. While the Company generally expects the financial records to be impacted by the requirements highlighted above, the Company cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements at this time.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Business Combination

The Business Combination by and among Legacy AvePoint and the members of the Apex Group was effected on July 1, 2021 by the merger of Athena Technology Merger Sub, Inc. ("Merger Sub 1") with and into Legacy AvePoint (the “First Merger”), with Legacy AvePoint surviving the First Merger as a wholly-owned subsidiary of Apex, and promptly following the First Merger, Legacy AvePoint was merged with and into Athena Technology Merger Sub 2, LLC ("Merger Sub 2") (the “Second Merger”), with Merger Sub 2 surviving the Second Merger (the “Surviving Entity”) as a wholly-owned subsidiary of Apex (the Second Merger together with the First Merger, the “Mergers”). Following the consummation of the Mergers, the Surviving Entity changed its name to AvePoint US, LLC and Apex changed its name to AvePoint, Inc. (hereinafter referred to as “AvePoint,” the “Company,” “we,” or “our”). On July 26, 2021, AvePoint US, LLC was merged with and into the Company.

The following transactions occurred in connection with the Business Combination which impacted the Company's mezzanine equity and permanent equity accounts:

●	Shares of Legacy AvePoint common stock were cancelled and converted into 103,831,523 shares of the Company's Common Stock, par value $0.0001 per share.
●	$106.2 million was paid to holders of Legacy AvePoint common stock in exchange for 10,602,105 shares of Common Stock (as converted).
●	Shares of Apex Class A common stock were cancelled and converted into 34,982,628 shares of the Company's Common Stock.
●	Shares of Apex Class B common stock were cancelled and converted into 9,560,000 shares of the Company's Common Stock.
●	Apex entered into subscription agreements with certain investors, whereby 14,000,000 shares of the Company's Common Stock at $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $140.0 million.
●	A portion of Legacy AvePoint preferred stock was cancelled and converted into 28,500,592 shares of the Company's Common Stock. The remaining preferred stock was redeemed for $130.9 million.
●	Options to purchase Legacy AvePoint common stock (other than certain options held by certain executives and options issued to employees in the People's Republic of China) were cancelled and converted into an option to purchase the Company's Common Stock with the same terms and conditions (including vesting and exercisability terms) applicable to the corresponding former Legacy AvePoint options.
●	Options to purchase Legacy AvePoint common stock issued to employees in the People's Republic of China were cancelled and converted into an option to purchase the Company's Common Stock with the same terms and conditions with the exception of fully vested options which will incur an additional month of vesting following the Business Combination to comply with local regulations.
●	Legacy AvePoint Officer Awards, as defined in "Note 13 — Stock-Based Compensation", were cancelled. Refer to "Note 13 — Stock-Based Compensation" for more information.
●	Put options on Legacy AvePoint Modified Options and Modified Common Stock, as defined in "Note 13 — Stock-Based Compensation", were cancelled. Refer to "Note 13 — Stock-Based Compensation" for more information.
●	The Company entered into earn-out agreements to issue additional shares if certain share price milestones are achieved. Refer to "Note 11 — Earn-Out and Warrant Liabilities" for more information.
●	The Company assumed public and private placement warrants from Apex. Refer to "Note 11 — Earn-Out and Warrant Liabilities" for more information.

As of the Closing Date and following the completion of the Business Combination, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock at a par value of $0.0001 per share and up to 20,000,000 shares of preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Company's Board.

As of the Closing Date and following the completion of the Business Combination, the Company had the following outstanding securities:

●	180,272,638 shares of Common Stock; and
●	17,905,000 warrants, each exercisable for one share of Common Stock at a price of $11.50 per share (the “Warrants”).

As a result of the Business Combination, the Company received net cash consideration of $204.5 million. AvePoint and Apex incurred costs that are considered direct and incremental costs associated with the transaction. These costs amounted to $56.2 million and were treated as a reduction of additional paid-in capital.

Cash flows provided to or paid by Legacy AvePoint or the Company in connection with the Business Combination are included in the Company's condensed consolidated statements of cash flows as financing activities. AvePoint's purchase of shares of Apex common stock prior to the Business Combination is included in the Company's condensed consolidated statements of cash flows as a financing cash outflow. The shares purchased are recorded as treasury stock.

4. Concentration of Credit Risk

The Company deposits its cash with financial institutions and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2021 and 2020. At September 30, 2021, accounts receivable from one distributor exceeded 10% of the Company's total accounts receivable. Total receivables related to this distributor were $7.1 million as of September 30, 2021. No customer made up more than 10% of accounts receivable at  December 31, 2020.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	September 30,	December 31,
	2021	2020
	(in thousands)
Trade receivables	$33,461	$33,521
Current portion of unbilled receivables	21,643	16,496
Allowance for doubtful accounts	(878)	(1,767)
	$54,226	$48,250

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Computer equipment	$5,020	$4,030
Leasehold improvements	2,700	2,633
Furniture and fixtures	880	887
Building	774	766
Office equipment	385	384
Software	374	245
	10,133	8,945
Less accumulated depreciation and amortization	(6,881)	(6,282)
	$3,252	$2,663

Accumulated depreciation and amortization includes the amortization expense relating to assets acquired under capital leases. Depreciation and amortization expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively. The Company evaluates the portion of depreciation and amortization expense attributable to cost of revenue based on organizational headcount directly attributable to the generation of revenue. Based on this evaluation, the Company has determined that depreciation and amortization attributable to cost of revenue is not material; therefore, the full expense has been recorded in operating expenses in the unaudited condensed consolidated statements of operations.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following components:

	September 30,	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$17,391	$16,738
Indirect taxes	2,690	2,571
Cloud service fees	1,172	994
Professional service fees	1,061	500
Accrued partner expenses	744	1,253
Income taxes payable	48	1,713
Current portion of capital lease and deferred rent	136	203
Other	2,540	2,273
	$25,782	$26,245

8. Line of Credit

On April 7, 2020, Legacy AvePoint entered into a loan and security agreement with HSBC Venture Bank USA Inc. (the "Bank") as lender for a revolving line of credit of up to $30.0 million (the "Loan Agreement"). The line bears interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5%. The line will mature on April 7, 2023. On  July 1, 2021, Legacy AvePoint effected an assignment of its existing rights and obligations under the Loan Agreement to AvePoint US, LLC (the “LLC”) through entry into a limited consent and first amendment to the Loan Agreement (the “Amended Loan Agreement”) and an assignment and assumption agreement (the “First Assignment and Assumption Agreement”). On July 23, 2021, in connection with the merger (the “Rollup Merger”) of the LLC with and into the Company, with the Company surviving, pursuant to an agreement dated as of July 23, 2021, by and between the Company and the LLC (“Rollup Merger Agreement”), the Company entered into that certain assignment and assumption agreement (the “Second Assignment and Assumption Agreement”) by and among the Company, the LLC, and the Bank, pursuant to which the Company would, at the effective time of the Rollup Merger, assume the LLC's obligations as borrower under the Amended Loan Agreement.

Under the Loan Agreement, the Company is required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by the Bank each quarter. The Company pledged, assigned and granted the Bank a security interest in all shares, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations. As of September 30, 2021, the Company is in compliance with all covenants under the line and had no borrowings outstanding under the line of credit.

9. Income Taxes

The Company had an effective tax rate of 36.3% and (105.1)% for the three months ended September 30, 2021 and 2020, respectively, and 20.5% and 1.5% for the nine months ended September 30, 2021 and 2020, respectively.

The change in effective tax rates for the three-month period ended September 30, 2021 as compared to the three-month period ended September 30, 2020 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates or tax losses for which no benefit can be taken, changes in the valuation allowance, windfall tax benefits on equity exercises and deductible transaction related expenses.

The change in effective tax rates for the nine-month period ended September 30, 2021 as compared to the nine-month period ended September 30, 2020 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates or tax losses for which no benefit can be taken, changes in the valuation allowance, non-deductible equity compensation and deductible transaction related expenses.

The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances. In making such an assessment, management would consider all available positive and negative evidence, including the level of historical taxable income, future reversals of existing temporary differences, tax planning strategies, and projected future taxable income.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Commitments and Contingencies

Operating Leases

The Company is obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030.

During the three and nine months ended September 30, 2021, total rent expense for facilities amounted to $1.9 million and $4.9 million, respectively. During the three and nine months ended September 30, 2020, total rent expense for facilities amounted to $1.4 million and $4.1 million, respectively. As of September 30, 2021 and December 31, 2020, letters of credit have been issued in the amount of $0.5 million, as security for operating leases. The letters of credit are secured by certificates of deposit.

The future minimum rental payments for all long-term non-cancelable property leases are as follows:

Year Ending December 31:
(in thousands)
2021 (three months)	$1,670
2022	4,875
2023	3,113
2024	1,963
2025	1,573
2026	1,252
Thereafter	2,944
$17,390

Purchase Commitments

The Company has outstanding unconditional purchase commitments to procure licenses to use IT software from suppliers. These agreements are negotiated in consideration of the volume of transactions with select suppliers and the associated required transaction volumes are expected to be met through the normal course of business.

In June 2017, the Company signed an unconditional purchase commitment in the amount of $8.0 million payable based upon consumption from June 2017 to June 2020. No payments were made for the fiscal year ended 2018. For the fiscal year ended December 31, 2019 the Company made payments in the amount of $5.5 million under this agreement. The remainder of the commitment was paid in the fiscal year ended December 31, 2020.

In April 2019, the Company signed an unconditional purchase commitment related to the use of Microsoft Office 365 in the amount of $2.1 million payable in three equal installments during 2019, 2020, and 2021. In May 2020, the Company signed an unconditional purchased commitment in the amount of $22.0 million to purchase IT solutions over a three-year term. Under this agreement, payments are made upon consumption of the IT solutions and any remaining obligations due at the end of the three-year term in May 2023. Given the Company’s history of procuring similar products, it is expected that cash payments to the supplier will occur in 2021 and 2022 with any remaining amounts coming due in 2023. During the year ended December 31, 2019, the Company paid $0.7 million under the 2019 agreement. During the year ended December 31, 2020, the Company paid $0.7 million related to the 2019 agreement and $3.1 million under the 2020 agreement for a total of $3.8 million. During the nine months ended September 30, 2021, the Company paid the remaining $0.7 million related to the 2019 agreement and $8.7 million related to the 2020 agreement.

The Company is obligated to make the following future minimum payments under the non-cancelable terms of these contracts as of September 30, 2021:

Years ending December 31,
(in thousands)
2021 (three months)	$—
2022	—
2023	10,193
2024	—
2025	—
2026	—
Thereafter	—
$10,193

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Earn-Out and Warrant Liabilities

Company Earn-Out Agreement

As a result of the Business Combination, the holders of Legacy AvePoint Preferred Stock, Legacy AvePoint common stock and Legacy AvePoint Options shall be issued additional shares of AvePoint's Common Stock, as follows:

●	1,000,000 shares of AvePoint's Common Stock, in the aggregate, if at any time from and after the Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $12.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $12.50 per share;
●	1,000,000 shares of AvePoint's Common Stock, in the aggregate, if at any time from and after the Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $15.00 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $15.00 per share;
●	1,000,000 shares of AvePoint's Common Stock, in the aggregate, if at any time from and after the Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $17.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $17.50 per share.

The rights described above are hereafter referred to as the "Company Earn-Out Shares". To the extent that any portion of the Company Earn-Out Shares that would otherwise be issued to a holder of options that remain unvested at the date of the milestones described above, then in lieu of issuing the applicable Company Earn-Out Shares, the Company shall instead issue an award of restricted stock units of the Company for a number of shares of AvePoint's Common Stock equal to such portion of the Company Earn-Out Shares issuable with respect to the unvested options (the “Company Earn-Out RSUs”). In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718. Refer to "Note 13 — Stock-Based Compensation" for more information regarding the Company Earn-Out RSUs.

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of September 30, 2021 and was determined to be $17.1 million. As a result, approximately $12.5 million was recognized and included as gain on earn-out and warrant liabilities in the statements of operations.

Warrants to Acquire Common Stock

On July 1, 2021, as part of the Business Combination, the Company effectively granted 405,000 private placement warrants with a 5-year term and strike price of $11.50 per share. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are held by only two parties and any transfer of the warrants to a party other than a current holder of the warrants would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the fair value of the public warrants described in "Note 12 — Mezzanine Equity and Stockholders’ Deficiency". Under this approach, the fair value of the private placement warrants on July 1, 2021 was determined to be $1.4 million. The fair value was remeasured as of September 30, 2021 and was determined to be $0.8 million. As a result, $0.6 million was recognized and included as gain on earn-out and warrant liabilities in the statements of operations.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Mezzanine Equity and Stockholders’ Deficiency

Prior to the Business Combination, the Company had two classes of capital stock: common stock and preferred stock. Following the Business Combination, the Company has one class of capital stock: Common Stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company's restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 181,012,760 and 100,068,469 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively. Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. The Company’s Board of Directors has not declared Common Stock dividends since inception.

On July 1, 2021, as part of the Business Combination, all outstanding shares of Legacy AvePoint common stock was converted into Common Stock of AvePoint, Inc. using an exchange ratio of 8.69144 per share and options to purchase common stock of Legacy AvePoint were converted into options to purchase Common Stock of AvePoint, Inc. using an exchange ratio of 8.6914. All per share information has been retroactively adjusted for this exchange ratio.

Sponsor Earn-Out Shares

On July 1, 2021, as a result of the Business Combination, the Company modified the terms of 2,916,700 shares of Common Stock (“Sponsor Earn-Out Shares”) then held by Apex’s sponsor, such that such shares will be subject to the following vesting provisions:

●	100% of the Sponsor Earn-Out Shares shall vest and be released if at any time through the seventh anniversary of the Business Combination, AvePoint's stock price is greater than or equal to $15.00 (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30 trading day period; and
●	100% of the remaining Sponsor Earn-Out Shares that have not previously vested shall vest and be released if at any time through the seventh anniversary of the Business Combination, the Company consummates a subsequent transaction.

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  September 30, 2021.

Public Warrants to Acquire Common Stock

On July 1, 2021, as part of the Business Combination, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint's Common Stock and the warrants are exercisable from the date of issuance through the fifth anniversary of the Business Combination. At  September 30, 2021, all 17,500,000 warrants remain outstanding.

Convertible Contingently Redeemable Preferred Stock

On July 1, 2021, as part of the Business Combination, the outstanding preferred stock of the Company was redeemed for cash in part and converted into AvePoint's Common Stock in part in connection with the Business Combination with the Apex Group as described in "Note 3 — Business Combination". At September 30, 2021 and December 31, 2020, the Company was authorized to issue up to 42,000,592 shares of Series C convertible preferred stock (the “Series C Preferred Stock” or “Preferred Stock”) at $0.001 par value, respectively. The Company had 0 and 42,000,592 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. The Series C Preferred Stock liquidation preference was $403.4 million as of  December 31, 2020. In addition to the Series C Preferred Stock, at September 30, 2021, the Company was authorized to issue up to 20,000,000 of “blank check” preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Company's Board of Directors. Although authorized for issuance, no shares of preferred stock were issued and outstanding at September 30, 2021.

No dividends were declared related to the Preferred Stock in the nine months ended September 30, 2021 and 2020.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Redeemable Noncontrolling Interest

On December 24, 2020, AEPL, an unaffiliated entity, acquired a redeemable noncontrolling interest in EduTech through the contribution of 10.0 million Singapore Dollars, which represents an investment of $7.5 million. As of December 31, 2020, AvePoint owned a 77.78% interest in EduTech and AEPL owned a 22.22% interest in EduTech. On February 11, 2021, AEPL contributed an additional 1.0 million Singapore Dollars, which represents an additional investment of $0.8 million. At the transaction closing date, AvePoint owned a 76.09% interest in EduTech and AEPL owned a 23.91% interest in EduTech. As part of AEPL’s initial and subsequent investment in EduTech, the Company granted AEPL a put option which allows AEPL to cause the Company to repurchase AEPL’s shares in EduTech at any time between December 24, 2022 and December 24, 2023 at a price equal to AEPL’s initial and subsequent investment amounts. At each reporting period, the Company increases the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable. These adjustments are recorded as net income attributable to redeemable noncontrolling interest. The rollforward of the balance of the redeemable noncontrolling interest is as follows:

Redeemable
noncontrolling
interest
(in thousands)
Beginning balance (December 31, 2020)	$3,061
Issuance of redeemable noncontrolling interest in EduTech	238
Net income (loss) attributable to redeemable noncontrolling interest	(731)
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(81)
Adjustment to present redemption value as of September 30, 2021	2,144
Ending balance (September 30, 2021)	$4,631

13. Stock-Based Compensation

The Company maintains an equity incentive plan established in 2006, the 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the Company may grant incentive stock options, non-qualified stock options and restricted stock to eligible recipients under the Plan which include employees, directors and consultants. To date, the Company has issued only stock options and restricted stock. On January 1, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”), which replaced, on a go forward basis, the 2006 Plan. All ungranted equity reserved for issuance and not subject to outstanding awards under the 2006 Plan were assumed by the 2016 Plan and no additional equity was to be granted under the 2006 Plan. On May 27, 2021, the Company’s board of directors approved the 2021 Equity Incentive Plan (the “2021 Plan”), which was later approved by the Company’s shareholders on June 30, 2021. On a going forward basis, all equity awards granted by the Company will be made pursuant to the 2021 Plan and no additional equity will be granted under the 2016 Plan, or, for the avoidance of doubt, the 2006 Plan. Under the Plans, 79,801,026 shares of the Company’s common stock were reserved for future issuance. As of September 30, 2021, 39,582,872 shares remained for future awards. All outstanding stock awards granted under the 2006 Plan and 2016 Plan will remain subject to the terms and conditions of the 2006 Plan and 2016 Plan, respectively, and the provisions of any award agreements made thereunder.

The Company records stock-based compensation in cost of revenue, sales and marketing, general and administrative and research and development. Stock-based compensation was included in the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$2,428	$214	$2,790	$316
Sales and marketing	2,171	7,917	13,073	9,227
General and administrative	13,020	5,201	19,375	6,496
Research and development	15,057	49	15,237	196
Total stock-based compensation	$32,676	$13,381	$50,475	$16,235

Stock Options

The compensation costs for stock option awards are accounted for in accordance with ASC 718, Compensation-Stock Compensation. Stock options vest over a four-year period and expire on the tenth anniversary of the date of award. Certain of the Company’s stock option awards (the “Officer Awards”) included a provision that required the Company to redeem the vested portion of options at fair value in cash upon a separation of service initiated by the Company or upon death or disability of the holder. The Company determined that the redemption feature required the Officer Awards to be classified in mezzanine equity prior to the Business Combination. For share-based payment arrangements with employees, the amount presented in mezzanine equity at each balance sheet date was based on the redemption provisions of the instrument and adjusted for the proportion of consideration received in the form of employee services. The shares underlying the Officer Awards were puttable to the Company upon certain conditions, such as death or disability of the Officer Awards recipients, which the Company determined was not probable; therefore, the Company reclassified the grant-date intrinsic value to mezzanine equity as the awards vested. The Officer Awards were cancelled concurrent with the Business Combination. In exchange for the cancellation of the Officer Awards, the Company agreed to deliver to the holders of the Officer Awards a fixed amount of shares equal to the amount of shares the holders would have received if the Officer Awards were exercised on the date of the Business Combination in a net share settlement scenario. As a result, the Company will issue 3,592,504 shares. The shares issuable on July 1, 2022 in exchange for the cancelled Officer Awards is treated as modification of the original awards under ASC 718; however, no incremental value exists as a result of the modification. As a result of the cancellation of the original Officer Awards, the $1.7 million mezzanine balance was reclassified to permanent equity on July 1, 2021 and the Company recognized $3.5 million in previously unrecognized compensation costs.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s stock option awards granted in the People’s Republic of China (the “Legacy PRC Options”) contained a performance condition that stated that the awards are only exercisable if the Company’s common shares are publicly traded. When the exercise contingency was resolved upon completion of the Business Combination, the Legacy PRC Options were cancelled and replaced with new awards with substantially the same terms and conditions (the "PRC Options"). Prior to the Business Combination, no compensation expense related to the Legacy PRC Options was recognized, as the exercise contingency was not deemed probable until the occurrence of the Business Combination. Had the exercise contingency been deemed probable, the Legacy PRC Options would have been classified as liabilities. After the Business Combination vested PRC Options can be exercised utilizing broker-assisted settlements; therefore, the PRC Options are classified as equity. As a result of this change in classification, the Company calculated the fair value of the awards on July 1, 2021 for purposes of compensation expense. In the period the exercise contingency is resolved ASC 718 the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, the Company recognized a one-time charge of $24.3 million in previously unrecognized compensation costs.

In 2020, the Company granted certain executives stock option awards that contain both service and performance vesting conditions (the “Time and Performance Based Option”). The Time and Performance Based Option granted awards in three tranches. The Time-Based Option vests 25 percent one year after the grant date and, thereafter, in 12 successive equal quarterly installments measured from the first anniversary, subject to the grantee’s continuous service with the Company. The Performance-Based I Option vests contingent upon the Company meeting certain performance goals. These goals were considered met on August 1, 2021. The Performance-Based II Option vests contingent upon the grantee achieving certain goals. These goals were considered met on January 1, 2021. Both the Performance-Based I Option and Performance-Based II Option are subject to the grantee’s continuous service to the company.

On September 1, 2021, the Company granted 5,611,658 options under the 2021 Plan. The Company estimated the grant date fair value of these stock options and the PRC Options using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	July 1,	September 1,
	2021	2021
Expected life (in years)	2.77	6.11
Expected volatility	43.25%	43.31%
Risk-free rate	0.37%	0.94%
Dividend yield	—	—

To estimate the expected life of stock options, the Company considered the vesting term, contractual expiration period, and market conditions. Expected volatility is based on historical volatility of a group of peer entities. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Based on these inputs, the grant-date fair value was determined to be $23.0 million.

As of September 30, 2021 and December 31, 2020, there was $46.2 million and $18.4 million, respectively, in unrecognized compensation costs related to all non-vested awards.

At September 30, 2021, AvePoint had 31,232,295 options outstanding and 14,879,083 options exercisable with intrinsic values of $152.6 million and $98.4 million, respectively. During the three and nine months ended September 30, 2021, 740,122 and 4,503,176 options were exercised, respectively, with a total intrinsic value of $5.3 million and $36.3 million.

Restricted Stock Units

In addition to Stock Options granted under the 2006 Plan, 2016 Plan and 2021 Plan, 5,437,932 Restricted Stock Units ("RSUs") were granted under the 2021 Plan on September 1, 2021. The compensation costs for stock option awards are accounted for in accordance with ASC 718, Compensation-Stock Compensation. RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. The RSUs are measured at the fair market value of the underlying stock at the grant date. For the three months ended September 30, 2021, the Company recorded stock-based compensation expense of $2.3 million related to the RSUs granted under the 2021 Plan. As of September 30, 2021, these was $50.1 million in unrecognized compensation costs specific to the non-vested RSUs under the 2021 Plan.

Company Earn-Out RSUs

The compensation costs for Company Earn-Out RSUs are accounted for in accordance with ASC 718, Compensation-Stock Compensation. In order to capture the market conditions associated with the Company Earn-Out RSUs, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out RSUs’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the grant-date fair value of the Company Earn-Out RSUs on July 1, 2021 was determined to be $2.5 million. The stock options underlying the Earn-Out RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. If the contingent milestones of the Earn-Out RSUs are not met by the seventh anniversary of the Business Combination, the holders of the underlying stock options will not receive the Earn-Out RSUs. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $0.2 million related to these Earn-Out RSUs.

Put and Call Options

On December 26, 2019, the Company granted put options, to certain of the Company’s management, to request a redemption of 358,188 shares of Common Stock (“Modified Common Stock”) or 592,399 shares underlying options to acquire Common Stock (Modified Options, collectively, “Eligible Shares”) during the period from March 25, 2025 to April, 2025 (the “Settlement Period”) or, if earlier, the 30 day period following a Qualifying Termination for a redemption price per share equal to the fair market value, as determined by the AvePoint’s Board of Directors; provided, that if a redemption request is delivered following a Qualifying Termination, the Company shall pay the redemption price during the Settlement Period unless the holders of Series C Preferred Stock consent to the payment of the redemption price by the Company within the 30 day period following the Qualifying Termination. In addition, the Company has a right to purchase all or any portion of the Eligible Shares at any time for a purchase price per share equal to the fair market value.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine equity classification is required if stock awards that would otherwise qualify for equity classification are subject to contingent redemption features that are not solely within the control of the issuer. The Company remeasures the Modified Common Stock at each balance sheet date based on the fair value of the Company’s shares and such remeasurements are reflected as an adjustment of the value in mezzanine equity. As of September 30, 2021 and December 31, 2020, the mezzanine equity balance related to the Modified Common Stock was $0 and $25.1 million, respectively.

The fair values of Modified Options were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions at July 1, 2021 and December 31, 2020:

July 1
2021
Expected life (in years)	4.10
Expected volatility	34.44%
Risk-free rate	0.79%
Dividend yield	—

At September 30, 2021 and December 31, 2020, the liability balance related to Modified Options was $0 and $36.8 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation (income) expense of $(0.5) million and $11.8 million related to these options, respectively. For the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense of $12.1 million and $14.4 million related to these options, respectively. These costs have been recorded in costs of revenue and operating expenses in the unaudited condensed consolidated statements of operations.

During the three and nine months ended September 30, 2021, 0 and 157,109 options included in Modified Options were exercised, respectively. As a result of exercises of the Modified Options, $15.4 million of the liability balance related to Modified Options was reclassified to liability-classified outstanding shares within the six months from the time of exercise. During the same period, $6.9 million of the liability balance for these outstanding shares was reclassified to mezzanine equity as a result of the completion of six months from the time of the exercise of 79,443 options. At July 1, 2021, the Business Combination date, and December 31, 2020, the liability balance related to this Modified Common Stock was $49.7 and $6.7 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense (income) of $(0.1) million and $1.2 million related to this Modified Common Stock, respectively.

In connection with the Business Combination, the agreements creating the Modified Common Stock and Modified Options were terminated. As a result, the $39.3 million mezzanine balance and the $49.7 million liability balance were reclassified to permanent equity on July 1, 2021.

14. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (ASC 820) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

The Company’s short-term investments consisted primarily of certificate of deposits held by financial institutions. The balance of certificate of deposits classified as short-term investments was $1.6 million and $1.0 million as of September 30, 2021 and December 31, 2020. In addition to certificates of deposits that are classified as short-term investments, the Company maintains certificates of deposits with maturities greater than twelve months and are classified as long-term investments included within other assets. The balance of certificates of deposits classified as long-term investments was $0.5 million and $0.8 million as of  September 30, 2021 and December 31, 2020. Certificates of deposits are classified as Level 2 assets in accordance with ASC 820.

As a result of the Business Combination on July 1, 2021, the Company recorded Company Earn-Out Shares and private placement warrants as liabilities that must be marked to market each reporting period. The Company measured the Company Earn-Out Shares at fair value determined at Level 3. The Company measured the private placement warrants at fair value determined at Level 1. Refer to "Note 11 — Earn-Out and Warrant Liabilities" for further details.

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Segment information

The Company operates in one segment. Its products and services are sold throughout the world, through direct and indirect sales channels. The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation or profitability by product or geography.

Revenue by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. No customers represented greater than 10% of revenue for the three and nine months ended September 30, 2021 and 2020. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
North America	$24,181	$18,051	$62,370	$46,522
EMEA	14,799	10,812	39,743	30,381
APAC	14,947	10,931	35,958	28,508
Total revenue	$53,927	$39,794	$138,071	$105,411

The North America region includes revenue from the United States and Canada. Revenue generated from customers based in the United States was $24.2 million and $62.3 million for the three and nine months ended September 30, 2021, respectively, and $18.2 million and $46.4 million for the three and nine months ended September 30, 2020, respectively.

The following table sets forth property and equipment, net held within the United States, China and foreign countries:

	September 30,	December 31,
	2021	2020
	(in thousands)
Property and equipment, net:
United States	$849	$976
China	1,864	1,219
Other	539	468
Total property and equipment, net	$3,252	$2,663

AvePoint, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16. Loss Per Share

Basic loss per share available to AvePoint common shareholders (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In computing diluted EPS, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of Common Stock resulting from outstanding share based payment awards, warrants, earn-outs and the conversion of convertible preferred shares. AvePoint applies the two-class method in calculating loss per share. AvePoint's Sponsor Earn-Out Shares described in "Note 12 — Mezzanine Equity and Stockholders’ Deficiency" are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below. As losses were incurred during all periods presented, no earnings per share exists for the Sponsor Earn-Out Shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
Loss per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net loss	$(9,757)	$(12,185)	$(25,756)	$(4,870)
Net income attributable to redeemable noncontrolling interest	(517)	—	(1,413)	—
Net loss attributable to AvePoint, Inc.	$(10,274)	$(12,185)	$(27,169)	$(4,870)
Deemed dividends on preferred stock	608	(5,615)	(32,928)	(21,413)
Total net loss available to common shareholders	$(9,666)	$(17,800)	$(60,097)	$(26,283)
Denominator:
Weighted average common shares outstanding	176,621	90,805	126,738	86,784
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	176,621	90,805	126,738	86,784

Basic loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.05)	$(0.20)	$(0.47)	$(0.30)
Diluted loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.05)	$(0.20)	$(0.47)	$(0.30)

To arrive at net loss available to common shareholders, the Company deducted net income attributable to the redeemable noncontrolling interest in EduTech and deemed dividends, which related to the redemption, extinguishment, and remeasurement of preferred stock.

For the three and nine months ended September 30, 2021 and 2020, the Company's potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities has an antidilutive impact due to losses reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Convertible preferred stock	—	41,997	—	41,997
Restricted stock	—	2,607	—	2,607
Stock options	31,232	35,496	31,232	35,496
Restricted stock units	5,437	—	5,437	—
Warrants	17,905	—	17,905	—
Executive shares issuable on July 1, 2022	3,593	—	3,593	—
Company Earn-Outs	3,000	—	3,000	—
Total potentially dilutive securities	61,167	80,100	61,167	80,100

17. Related Party Transactions

AvePoint has entered into indemnification agreements with its executive officers and directors. These agreements, among other things, require AvePoint to indemnify its directors and executive officers to the fullest extent permitted by Delaware law, specifically the Delaware General Corporation Law (as the same exists or may hereafter be amended) for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of AvePoint’s directors or officers or any other company or enterprise to which the person provides services at AvePoint’s request.

18. Subsequent Events

The Company has evaluated subsequent events through November 15, 2021, which is the date the unaudited condensed consolidated financial statements were available for issuance. No material subsequent events occurred since the date of the most recent balance sheet period reported.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of AvePoint, Inc. and its subsidiaries ("AvePoint" or the "Company") should be read together with the unaudited condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020, together with related notes thereto. The discussion and analysis should also be read together with the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018,the sections titled “Information About AvePoint” and “Unaudited Pro Forma Condensed Combined Financial Information” as set forth in Amendment No. 4 to the Company's Form S-4, as filed with the Securities and Exchange Commission on May 28, 2021, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Unaudited Pro Forma Condensed Combined Financial Information” as set forth in Amendment No. 1 to the Company's Registration Statement on Form S-1, as filed with the SEC on August 5, 2021. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors.” Please also see the section titled “Forward-Looking Statements.”

Overview

AvePoint is a Microsoft Gold Certified Partner in Application Development, Cloud Platform, Cloud Productivity, and Collaboration and Content. AvePoint is a top Independent Software Vendor (ISV) partner, ranking in the top 5 in Microsoft’s IP-Co-Sell program out of 3,000 participating partners. AvePoint’s main product platform is delivered as AvePoint Online Services, or AOS. AvePoint’s software-as-a-service, or SaaS, platform focuses on data protection, governance, and compliance management extensions for Microsoft 365 (“M365”), Dynamics 365, Salesforce, and Google Workspace. AvePoint solutions for M365 services work with many workloads in M365, including Microsoft Teams, SharePoint Online, Exchange Online, OneDrive for Business, Project Online, Planner, Yammer and Public Folders. Altogether, AvePoint offers more than 30 product SKUs.

AvePoint’s long-standing on-premises product is the DocAve Software Platform, which gives enterprise systems administrators the tools to migrate, manage, and govern SharePoint deployments from individual items to entire data farms. AvePoint’s additional on-premises products Governance Automation and Records, deliver SharePoint-as-a-Service, helping organizations build in governance and controls to common IT requests. Compliance Guardian is often deployed in hybrid and multi-cloud environments to support data classification, audit, and protection, or DCAP requirements.

AvePoint’s SaaS and data management features include Data Protection as a Service, Information Security and Compliance, Migration, Records Management and Archiving, Governance, Reporting, Risk Assessment, and Data Analytics. AvePoint also provides training, installation, configuration, AvePoint Client Services, and Technical Account Management ("TAM"), in support of its products.

AvePoint has expanded into a global data and SaaS management software company. AvePoint’s strategy is focused on supporting cloud and hybrid cloud customers and partners as they transition to and mature their cloud deployments. AvePoint has made significant investments into cloud storage and cloud-based computing products to support its growing SaaS business, since its initial release of DocAve Online, the pre-cursor to AvePoint Online Services, in 2013. AvePoint has added Governance Automation, Compliance Guardian, and Records platforms to extend availability of its solutions to other key stakeholders involved in securing collaboration. AvePoint continues to build integrated business applications into AOS, to better support business users and industry-specific challenges in Finance, Education, and more. In 2019, AvePoint expanded the distribution channels for its products through third parties. This sales channel utilizes managed service providers, or MSPs, to sell its products to end users through online marketplaces. This sales channel differs from AvePoint’s traditional business, in that contracts are monthly, and the typical end customer spends less than $100 a month on the product due to small license counts required. AvePoint launched its first Global Partner Program in July of 2021 to build on its regional programs and better support this network of MSPs, as well as VARs, Solution Providers, and Technology partners.

The Business Combination

On November 23, 2020, Apex Technology Acquisition Corporation, a Delaware corporation ("Apex") and its wholly owned subsidiaries Athena Technology Merger Sub, Inc., a Delaware corporation, and Athena Technology Merger Sub 2, LLC, a Delaware limited liability company, and the Company entered into a Business Combination Agreement dated as of November 23, 2020 (as amended on December 30, 2020, March 8, 2021 and May 18, 2021, the “Business Combination Agreement”).

On July 1, 2021, a business combination between the Company and Apex was effected by the merger of Athena Technology Merger Sub, Inc. ("Merger Sub 1") with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly-owned subsidiary of Apex, and promptly following the First Merger, the Company was merged with and into Athena Technology Merger Sub 2, LLC ("Merger Sub 2") (the “Second Merger”), with Merger Sub 2 surviving the Second Merger (the “Surviving Entity”) as a wholly-owned subsidiary of Apex (the Second Merger together with the First Merger, the “Mergers” and, collectively, the “Business Combination”). Following the consummation of the Mergers on the July 1, 2021, the Surviving Entity changed its name to AvePoint US, LLC and Apex changed its name to AvePoint, Inc. (the “Combined Company”). On July 26, 2021, AvePoint US, LLC was merged with and into the Combined Company.

The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. AvePoint was treated as the accounting predecessor and the Combined Company is the successor SEC registrant, meaning that AvePoint’s financial statements for previous periods will be disclosed in the Combined Company's future periodic reports filed with the SEC. The most significant change in the successor’s future reported financial position and results reflect the net increase in cash of approximately $204.5 million, including $140 million in gross proceeds from the PIPE by Apex. Total transaction costs were approximately $56.2 million. AvePoint expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees. See "Note 3 — Business Combination" to our unaudited condensed consolidated financial statements included elsewhere in this 10-Q filing.

Impact of COVID-19 on AvePoint’s Business

In the nine months ended September 30, 2021, COVID-19 pandemic and related voluntary and government-imposed social and business restrictions have had, and will likely continue to have, a significant impact on global economic conditions, the environment in which AvePoint operates its business, and on AvePoint's financial results. AvePoint has seen a strong demand for its existing products, as well as products released during the pandemic as a result of its customers' need for security, governance, and collaboration in both remote and hybrid work settings. During the three and nine months ended September 30, 2021 AvePoint experienced a 35.5% and 31.0% increase in revenue compared to the three and nine months ended September 30, 2020, respectively.

AvePoint believes that market volatility during the pandemic has caused organizations to accelerate their digital transformation priorities, as evidenced by increased cloud usage and demand for remote technology solutions among its customers. This transformation requires advanced technology solutions and ample automation to support new organizational realities, all of which AvePoint is in a prime position to provide. AvePoint remains focused on improving and investing in the products and services it offers to support its long-term growth while continuing to innovate and develop new products and services in response to customer needs, whether directly as a result of the pandemic or otherwise. Although AvePoint's business has not been adversely affected by the COVID-19 pandemic, and in fact has been positively affected by, among other things, its customers’ increased focus on AvePoint’s ability to provide multiple core services and products as solutions to pandemic-driven obstacles, the extent of the continuing impact of COVID-19 is uncertain and will depend on numerous factors outside of AvePoint’s control including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. Refer to Part II, Item 1A. Risk Factors for AvePoint’s consideration of risks related to COVID-19.

Key Business Metrics

AvePoint’s management reviews the following key business metrics to measure its performance, identify trends affecting its business, formulate business plans, and make strategic decisions. However, increases or decreases in its key business metrics may not correspond with increases or decreases in its revenue.

The chart below illustrates certain of AvePoint’s key business metrics, each described in more detail below, as of the end of or for the periods presented.

	September 30,
	2021	2020
Total ARR ($ in mil)	$147.5	$111.6
Core TTM dollar-based net retention rate	110%	106%

Annual Recurring Revenue

AvePoint calculates annual recurring revenue (“ARR”) at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support and maintenance revenue sources, with the exception of migration products, from all customers with a contract duration exceeding three months (“Core ARR”), and the product of the current month’s monthly recurring revenue (“MRR”) multiplied by twelve (to prospectively annualize SaaS and term license and support revenue). MRR is attributable to AvePoint’s Channel business. As of September 30, 2021 and September 30, 2020, AvePoint’s Channel business was transacting the equivalent of $7.9 million and $3.3 million in annual recurring revenue, respectively, calculated as September's and December’s MRR, multiplied by twelve months. Customer contracts used in calculating MRR may or may not be extended or renewed by AvePoint’s customers. ARR also includes some recurring professional services revenue, such as recurring TAM services. Growth in ARR is driven by both new business and the retention of existing business. AvePoint believes ARR is indicative of growth in recurring revenue streams, leading to higher revenue growth in future periods. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with, or to replace, either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by AvePoint’s customers (the same is true for those contracts used in calculating MRR, which may or may not be extended or renewed by the customer).

Core TTM Dollar-Based Net Retention Rate

AvePoint uses a trailing twelve-month ("TTM") dollar-based net retention rate to evaluate its ability to maintain and expand its revenue with its customer base over time. Core TTM dollar-based net retention rate as of a period end is calculated by starting with the ARR from the cohort of all Core customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the Core TTM dollar-based net retention rate. A net retention rate greater than 100% implies positive net revenue retention. AvePoint primarily focuses on these metrics for a TTM period. AvePoint believes this metric is indicative of its ability to grow its relationships with existing customers, and further grow ARR and revenue. Improvement in this metric is driven by improvement in both customer retention, as well as cross-sell and up-sell capabilities.

[1]	MRR-contributing customer is classified as a customer with a contract duration of 3 months or less. Most typically exists within AvePoint’s channel business.

Components of Results of Operations

Revenue

AvePoint generates revenue from four primary sources: SaaS, term license and support, services and maintenance and OEM across a variety of products.

SaaS revenue sources are generated from AvePoint's cloud-based solutions. Term license and support revenue sources are similar to SaaS revenue sources with the exception that term licenses and support are generated from the sales of on-premise or hybrid licenses which include a distinct support component. Both SaaS and term license and support revenue sources are primarily billed annually, apart from AvePoint’s Channel business. SaaS and term license and support are generally sold per user license or based upon the amount of data protected.

Services revenue includes revenue generated from implementation, training, consulting, migration, license customization and managed services. Services revenue from implementation, training, consulting, migration, and license customization are recognized by applying a measure of progress, such as labor hours to determine the percentage of completion of each contract. Services revenue from managed services are recognized ratably or on a straight-line basis over the contract term.

Maintenance revenue is a result of selling on-going support for perpetual licenses. It also includes recurring professional services such as TAM. Maintenance revenue is recognized ratably over the term of the maintenance agreement, which is typically one year.

The fundamental shift by AvePoint’s customers to the cloud has accelerated the adoption of AvePoint’s SaaS offerings. This increased adoption rate is evidenced by the shift in bookings from perpetual license to SaaS and term license and support bookings and the shift within these bookings to SaaS bookings. Beginning in 2016, AvePoint shifted its focus from a perpetual license model to a subscription pricing model. Over the last several years, AvePoint has experienced a gradual decline in sales of perpetual licenses, followed by a corresponding decline in maintenance revenue. In contrast, AvePoint has experienced a rapid increase in SaaS and term license and support sales and corresponding revenue.

Over time, AvePoint expects SaaS and term license and support revenue will increase as a percentage of total revenue and more closely reflect AvePoint’s bookings mix as it continues to focus on increasing SaaS and term license and support revenue as a key strategic priority.

Cost of Revenue

Cost of SaaS and cost of term license and support consists of all direct costs to deliver and support AvePoint’s SaaS and term license and support products, including salaries, benefits and related expenses, allocated overhead, and third-party hosting fees related to AvePoint’s cloud services. AvePoint recognizes these expenses as they are incurred. AvePoint expects that these costs will increase in absolute dollars but may fluctuate as a percentage of SaaS and term license and support revenue from period to period.

Cost of maintenance consists of all direct costs to support AvePoint’s perpetual license products, including salaries, benefits and related expenses and allocated overhead. AvePoint recognizes these expenses as they are incurred. AvePoint expects that cost of maintenance revenue will decrease in absolute dollars as maintenance revenue declines but may fluctuate as a percentage of maintenance revenue.

Cost of services consists of salaries, benefits, stock-based compensation and related expenses for AvePoint’s services organization, allocated overhead and IT necessary to provide services for AvePoint’s customers. AvePoint recognizes these expenses as they are incurred. AvePoint expects moderate fluctuations in both the percentage of services revenue and in absolute dollars relative to the extent of growth of its business.

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue. Gross profit has been and will continue to be affected by various factors, including the mix of AvePoint’s revenue, the costs associated with third-party cloud-based hosting services for AvePoint’s cloud-based subscriptions, and the extent to which AvePoint expands its customer support and services organizations. AvePoint expects that its gross margin will fluctuate from period to period depending on the interplay of these various factors but should increase in the long term as AvePoint’s product mix continues to shift in favor of SaaS and term license and support revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses for sales, marketing and customer success personnel, stock-based compensation expense, sales commissions, marketing programs, travel-related expenses, and allocated overhead costs. AvePoint focuses its sales and marketing efforts on creating sales leads and establishing and promoting its brand. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of AvePoint’s relationship with such customers. AvePoint plans to increase its investment in sales and marketing by hiring additional sales and marketing personnel, executing its go-to-market strategy globally, and building its brand awareness. AvePoint expects its sales and marketing expenses will increase in absolute dollars and continue to be its largest operating expense for the foreseeable future but will decrease as a percentage of total revenue over time. However, AvePoint anticipates that sales and marketing expense levels as a percentage of revenue will increase as AvePoint hires for continued growth.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for finance, legal and compliance, human resources, and IT, stock-based compensation expense, external professional services, allocated overhead costs and other administrative functions. As a result of the recently completed Business Combination, AvePoint's general and administrative expenses have increased as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. AvePoint expects that its general and administrative expenses will continue to increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Research and Development

Research and development expenses consist primarily of personnel-related expenses incurred for AvePoint’s engineering, product and design teams, stock-based compensation expense and allocated overhead costs. AvePoint has research and development presence in the United States, China and Vietnam, which provides a strategic advantage allowing AvePoint to invest in increasing its product capabilities in an efficient manner. AvePoint believes delivering expanding product functionality is critical to enhancing the success of existing customers while new product development further reinforces AvePoint’s breadth of solutions. AvePoint expects to continue to make substantial investments in research and development. AvePoint expects its research and development expenses to increase in absolute dollars and as a percentage of total revenue over time.

Other Income (Expense), net

Other income (expense), net consists primarily of fair value adjustments on earn-out and warrant liabilities. In addition to fair value adjustment, other income (expense), net also consists of foreign currency fluctuations partially offset by interest income on corporate funds invested in money market instruments and highly liquid short-term investments.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of income taxes related to certain foreign and state jurisdictions in which AvePoint conducts business. For U.S. federal income tax purposes and in certain foreign and state jurisdictions, AvePoint has NOL carryforwards. The foreign jurisdictions in which AvePoint operates have different statutory tax rates than those of the United States. Additionally, certain of AvePoint’s foreign earnings may also be currently taxable in the United States. Accordingly, AvePoint’s effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of AvePoint’s deferred tax assets and liabilities, applicability of any valuation allowances, and changes in tax laws in jurisdictions in which AvePoint operates.

Results of Operations

The following table summarizes AvePoint’s historical consolidated statement of operations data. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total revenue	$53,927	$39,794	$138,071	$105,411
Total cost of revenue(1)	15,222	10,256	37,720	29,696
Gross profit	38,705	29,538	100,351	75,715
Operating expenses:
Sales and marketing(1)	25,186	21,830	73,488	49,881
General and administrative(1)	22,230	10,469	44,186	20,918
Research and development(1)	19,648	3,003	27,633	8,760
Depreciation and amortization	326	259	863	800
Total operating expenses	67,390	35,561	146,170	80,359
Income (loss) from operations	(28,685)	(6,023)	(45,819)	(4,644)
Other income (expense), net	13,407	82	13,430	(298)
Income (loss) before income taxes	(15,278)	(5,941)	(32,389)	(4,942)
Income tax benefit	(5,521)	6,244	(6,633)	(72)
Net income (loss)	$(9,757)	$(12,185)	$(25,756)	$(4,870)

(1)	Stock-based compensation for the periods was included in the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$2,428	$214	$2,790	$316
Sales and marketing	2,171	7,917	13,073	9,227
General and administrative	13,020	5,201	19,375	6,496
Research and development	15,057	49	15,237	196
Total stock-based compensation	$32,676	$13,381	$50,475	$16,235

Comparison of Three Months Ended September 30, 2021 and September 30, 2020

Revenue

The components of AvePoint’s revenue during the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
SaaS	$22,410	$14,092	$8,318	59.0%
Term license and support	17,477	8,171	9,306	113.9%
Services	8,143	10,870	(2,727)	(25.1)%
Maintenance and OEM	5,293	6,056	(763)	(12.6)%
Perpetual license	604	605	(1)	(0.2)%
Total revenue	$53,927	$39,794	$14,133	35.5%

Revenue increased approximately $14.1 million, or 35.5%, from $39.8 million for the three months ended September 30, 2020 to $53.9 million for the three months ended September 30, 2021, primarily as a result of an increase in SaaS and term license and support revenue. Revenue from AvePoint’s SaaS offerings increased $8.3 million, or 59.0%, from $14.1 million for the three months ended September 30, 2020 to $22.4 million for the three months ended September 30, 2021. Revenue from AvePoint’s term license and support offerings increased $9.3 million, or 113.9%, from $8.2 million for the three months ended September 30, 2020 to $17.5 million for the three months ended September 30, 2021.

The increases attributable to SaaS and term license and support revenue were offset by a decrease in services revenue, which decreased $2.7 million, or 25.1%, from $10.9 million for the three months ended September 30, 2020 to $8.1 million for the three months ended September 30, 2021, and a decrease in maintenance and OEM revenue, which decreased $0.8 million, or 12.6%, from $6.1 million for the three months ended September 30, 2020 to $5.3 million for the three months ended September 30, 2021. Services revenue is derived from services offerings, which can be offered for software implementation, training, migration, customized solutions and managed services. These offerings are not inherently recurring in nature and as such are subject to more period-to-period volatility than other elements of AvePoint’s business. AvePoint’s revenue from perpetual license and maintenance and OEM offerings is expected to trend downward period over period. This is driven from multiple strategic decisions to shift away from the sale of perpetual licenses and towards SaaS and term licenses. Without material perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing customers have and will continue to transition to SaaS and term licenses, which will continue the decline in maintenance revenue.

Term license and support revenue for the three months ended September 30, 2021 and 2020 includes $14.1 million and $5.9 million of revenue recognized at a point of time, respectively.

Revenue by geographic region for the three months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
North America	$24,181	$18,051	$6,130	34.0%
EMEA	14,799	10,812	3,987	36.9%
APAC	14,947	10,931	4,016	36.7%
Total	$53,927	$39,794	$14,133	35.5%

From the three months ended September 30, 2020 to the three months ended September 30, 2021, North America experienced a $6.1 million increase in revenue driven by a $8.1 million increase in SaaS and term license and support, partially offset by a $1.5 million decrease in services revenue, a $0.4 million decrease in maintenance and OEM revenue and a $0.1 million decrease in perpetual license revenue. EMEA experienced a $4.0 million increase in revenue driven by a $4.9 million increase in SaaS and term license and support revenue, partially offset by a $0.6 million decrease in services revenue and a $0.3 million decrease in maintenance and OEM revenue. APAC experienced a $4.0 million increase in revenue driven by a $4.6 million increase in SaaS and term license and support revenue, partially offset by a $0.5 million decrease in services revenue and a $0.1 million decrease in maintenance and OEM revenue. The overall decrease in maintenance and OEM revenue in each geography is due to AvePoint’s continued shift towards SaaS and term license and support offerings. Although services decreased in each geography due to fewer service delivery projects, services revenue is expected to fluctuate as the offerings are not inherently recurring in nature.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue:
SaaS	$4,866	$2,799	$2,067	73.8%
Term license and support	211	437	(226)	(51.7)%
Services	9,435	6,716	2,719	40.5%
Maintenance and OEM	710	304	406	133.6%
Total cost of revenue	$15,222	$10,256	$4,966	48.4%
Gross profit	38,705	29,538	9,167	31.0%
Gross margin	71.8%	74.2%	—	—

GAAP cost of revenue	$15,222	$10,256	$4,966	48.4%
Stock-based compensation expense	(2,428)	(214)	(2,214)	1,034.6%
Non-GAAP cost of revenue	$12,794	$10,042	$2,752	27.4%
Non-GAAP gross profit	41,133	29,752	11,381	38.3%
Non-GAAP gross margin	76.3%	74.8%	—	—

Cost of revenue increased $5.0 million, or 48.4%, from $10.3 million for the three months ended September 30, 2020 to $15.2 million for the three months ended September 30, 2021. Stock-based compensation contributed $2.2 million of the increase primarily as a result of a one-time compensation expense relating to existing stock-based compensation awards to a group of AvePoint's international employees. The increase was also driven by recognition of compensation expense for AvePoint's Q3 2021 stock-based awards.

The drivers of the remaining $2.7 million increase consisted of higher aggregate hosting costs resulting from increased SaaS revenue and higher service costs associated with a greater number of customization services which typically incur higher costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$25,186	$21,830	$3,356	15.4%
Percentage of revenue	46.7%	54.9%	—	—

GAAP sales and marketing	$25,186	$21,830	$3,356	15.4%
Stock-based compensation expense	(2,171)	(7,917)	5,746	(72.6)%
Non-GAAP sales and marketing	$23,015	$13,913	$9,102	65.4%
Non-GAAP percentage of revenue	42.7%	35.0%	—	—

Sales and marketing expenses increased $3.4 million, or 15.4%, from $21.8 million for the three months ended September 30, 2020 to $25.2 million for the three months ended September 30, 2021. Stock-based compensation offset the overall increase in sales and marketing expenses, decreasing by $5.7 million year over year primarily as a result of favorable mark-to-market adjustments on liability classified awards in Q3 2021 as compared to Q3 2020.

The drivers of the remaining $9.1 million increase consisted of higher personnel and marketing costs. The increase in personnel costs, which made up approximately 70% of the increase, was driven by higher headcount required as the Company continues to expand. The increase in marketing costs, which made up the majority of the remaining increase, was driven by expanded marketing campaigns in the third quarter of 2021.

General and Administrative

General and administrative expenses during the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$22,230	$10,469	$11,761	112.3%
Percentage of revenue	41.2%	26.3%	—	—

GAAP general and administrative	$22,230	$10,469	$11,761	112.3%
Stock-based compensation expense	(13,020)	(5,201)	(7,819)	150.3%
Non-GAAP general and administrative	$9,210	$5,268	$3,942	74.8%
Non-GAAP percentage of revenue	17.1%	13.2%	—	—

General and administrative expenses increased $11.8 million, or 112.3%, from $10.5 million for the three months ended September 30, 2020 to $22.2 million for the three months ended September 30, 2021. Stock-based compensation represented the primary driver of the change, contributing $7.8 million of the increase primarily as a result of a one-time compensation expense relating to existing stock-based compensation awards to a group of AvePoint's international employees. The increase was also driven by recognition of compensation expense for AvePoint's Q3 2021 stock-based awards.

The drivers of the remaining $4.0 million increase consisted of increases in professional service, insurance and personnel costs. The increase in professional service costs, which made up approximately 30% of the increase, was driven by increased consumption of compliance, legal, consulting and insurance services due to the public listing of the Company's securities in Q3 2021. The increase in insurance costs, which made up approximately 20% of the increase, was driven by additional insurance coverage necessary for operating as a publicly traded company. The increase in personnel costs, which made up approximately 20% of the increase, was driven by higher headcount required as the Company continues to expand and due to additional need for legal, finance and administrative personnel as the Company transitioned to a publicly traded company. The remaining difference was driven by various general and administrative costs as the Company continues to expand its operations.

Research and Development

Research and development expenses during the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$19,648	$3,003	$16,645	554.3%
Percentage of revenue	36.4%	7.5%	—	—

GAAP research and development	$19,648	$3,003	$16,645	554.3%
Stock-based compensation expense	(15,057)	(49)	(15,008)	30,628.6%
Non-GAAP research and development	$4,591	$2,954	$1,637	55.4%
Non-GAAP percentage of revenue	8.5%	7.4%	—	—

Research and development expenses increased $16.6 million, or 554.3%, from $3.0 million for the three months ended September 30, 2020 to $19.6 million for the three months ended September 30, 2021. Stock-based compensation represented the primary driver of the change, contributing $15.0 million of the increase primarily as a result of a one-time compensation expense relating to existing stock-based compensation awards to a group of AvePoint's international employees.

The primary driver of the remaining $1.6 million increase resulted from higher compensation costs for research and development personnel as the Company seeks to expand development of new offerings and improvements to existing offerings.

Income Tax Benefit

Income tax benefit during the three months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax benefit	$(5,521)	$6,244	$(11,765)	(188.4)%

AvePoint's income tax benefit for the three months ended September 30, 2021 was $(5.5) million, as compared to a tax provision of $6.2 million for the three months ended September 20, 2020. The effective tax rate was 36.3% for the three months ended September 30, 2021 compared to (105.1)% for the three months ended September 30, 2020. The change in effective tax rates for the three-month period ended September 30, 2021 as compared to the three-month period ended September 30, 2020 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates or tax losses for which no benefit can be taken, changes in the valuation allowance, windfall tax benefits on equity exercises and deductible transaction related expenses.

Comparison of Nine Months Ended September 30, 2021 and September 30, 2020

Revenue

The components of AvePoint’s revenue during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
SaaS	$61,255	$36,034	$25,221	70.0%
Term license and support	37,292	23,272	14,020	60.2%
Services	21,361	26,173	(4,812)	(18.4)%
Maintenance and OEM	16,160	17,837	(1,677)	(9.4)%
Perpetual license	2,003	2,095	(92)	(4.4)%
Total revenue	$138,071	$105,411	$32,660	31.0%

Revenue increased $32.7 million, or 31.0%, from $105.4 million for the nine months ended September 30, 2020 to $138.1 million for the nine months ended September 30, 2021, primarily as a result of an increase in SaaS and term license and support revenue. Revenue from AvePoint’s SaaS offerings increased $25.2 million, or 70.0%, from $36.0 million for the nine months ended September 30, 2020 to $61.3 million for the nine months ended September 30, 2021. Revenue from AvePoint’s term license and support offerings increased $14.0 million, or 60.2%, from $23.3 million for the nine months ended September 30, 2020 to $37.3 million for the nine months ended September 30, 2021.

The increases attributable to SaaS and term license and support revenue were offset by a decrease in service, maintenance and OEM and perpetual license revenue. AvePoint's services offerings decreased $4.8 million, or 18.4%, from $26.2 million for the nine months ended September 30, 2020 to $21.4 million for the nine months ended September 30, 2021. AvePoint's maintenance and OEM offerings decreased $1.7 million, or 9.4%, from $17.8 million for the nine months ended September 30, 2020 to $16.2 million for the nine months ended September 30, 2021. AvePoint's perpetual license offerings decreased $0.1 million, or 4.4%, from $2.1 million for the nine months ended September 30, 2020 to $2.0 million for the nine months ended September 30, 2021. Services revenue is derived from services offerings, which can be offered for software implementation, training, migration, customized solutions and managed services. These offerings are not inherently recurring in nature and as such are subject to more period-to-period volatility than other elements of AvePoint’s business. AvePoint’s revenue from maintenance and OEM and perpetual license revenue is expected to continue to trend downward period over period. This is driven from multiple strategic decisions to shift away from the sale of perpetual licenses and towards SaaS and term licenses. Without material perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing customers have and will continue to transition to SaaS and term licenses, which will continue the decline in maintenance revenue.

Term license and support revenue for the nine months ended September 30, 2021 and 2020 includes $27.6 million and $16.3 million of revenue recognized at a point of time, respectively.

Revenue by geographic region during the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
North America	$62,370	$46,522	$15,848	34.1%
EMEA	39,743	30,381	9,362	30.8%
APAC	35,958	28,508	7,450	26.1%
Total	$138,071	$105,411	$32,660	31.0%

From the nine months ended September 30, 2020 to the nine months ended September 30, 2021, North America experienced a $15.8 million increase in revenue driven by a $19.9 million increase in SaaS and term license and support revenue, partially offset by a $2.5 million decrease in services revenue, a $1.5 million decrease in maintenance and OEM revenue and a $0.1 million decrease in perpetual license revenue. EMEA experienced a $9.4 million increase in revenue driven by an $11.7 million increase in SaaS and term license and support revenue and a $0.4 million increase in perpetual license revenue, partially offset by a $2.0 million decrease in services revenue and a $0.7 million decrease in maintenance and OEM revenue. APAC experienced a $7.5 million increase in revenue driven by a $7.6 million increase in SaaS and term license and support revenue and a $0.5 million increase in maintenance and OEM revenue, partially offset by a $0.3 million decrease in services revenue and a $0.3 million decrease in perpetual license revenue. The overall decrease in services and maintenance and OEM revenue in North America and EMEA is due to AvePoint’s continued shift towards SaaS and term license and support offerings, while the increase in perpetual license revenue in EMEA is a result of an increase in one-time sales of perpetual licenses. The increase in SaaS, term license and support and maintenance and OEM revenue offerings in APAC is a result of increased bookings in the region, while the decrease in perpetual license revenue is a result of the downward trend of perpetual license offerings.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue:
SaaS	$13,870	$7,856	$6,014	76.6%
Term license and support	714	1,257	(543)	(43.2)%
Services	21,528	19,605	1,923	9.8%
Maintenance and OEM	1,608	978	630	64.4%
Total cost of revenue	$37,720	$29,696	$8,024	27.0%
Gross profit	100,351	75,715	24,636	32.5%
Gross margin	72.7%	71.8%	—	—

GAAP cost of revenue	$37,720	$29,696	$8,024	27.0%
Stock-based compensation expense	(2,790)	(316)	(2,474)	782.9%
Non-GAAP cost of revenue	$34,930	$29,380	$5,550	18.9%
Non-GAAP gross profit	103,141	76,031	27,110	35.7%
Non-GAAP gross margin	74.7%	72.1%	—	—

Cost of revenue increased $8.0 million, or 27.0%, from $29.7 million for the nine months ended September 30, 2020 to $37.7 million for the nine months ended September 30, 2021. Stock-based compensation contributed $2.5 million of the increase primarily as a result of a one-time compensation expense relating to existing stock-based compensation awards to a group of AvePoint's international employees.

The remaining $5.6 million increase was driven primarily by higher hosting costs resulting from increased SaaS revenue and higher service costs associated with a greater number of customization services which typically incur higher costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$73,488	$49,881	$23,607	47.3%
Percentage of revenue	53.2%	47.3%	—	—

GAAP sales and marketing	$73,488	$49,881	$23,607	47.3%
Stock-based compensation expense	(13,073)	(9,227)	(3,846)	41.7%
Non-GAAP sales and marketing	$60,415	$40,654	$19,761	48.6%
Non-GAAP percentage of revenue	43.8%	38.6%	—	—

Sales and marketing expenses increased $23.6 million, or 47.3%, from $49.9 million for the nine months ended September 30, 2020 to $73.5 million for the nine months ended September 30, 2021. Stock-based compensation contributed $3.8 million of the increase primarily as a result of unfavorable mark-to-market adjustments on liability classified awards in the first half of 2021 compared to mark-to-market adjustment on liability classified awards in 2020.

The drivers of the remaining $19.8 million increase consisted of increases in personnel and marketing costs. The increase in personnel costs, which made up approximately 75% of the increase, was driven by higher headcount required as the Company continues to expand. The increase in marketing costs, which made up the majority of the remaining increase, was driven by expanded marketing campaigns throughout 2021.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$44,186	$20,918	$23,268	111.2%
Percentage of revenue	32.0%	19.8%	—	—

GAAP general and administrative	$44,186	$20,918	$23,268	111.2%
Stock-based compensation expense	(19,375)	(6,496)	(12,879)	198.3%
Non-GAAP general and administrative	$24,811	$14,422	$10,389	72.0%
Non-GAAP percentage of revenue	18.0%	13.7%	—	—

General and administrative expenses increased $23.3 million, or 111.2%, from $20.9 million for the nine months ended September 30, 2020 to $44.2 million for the nine months ended September 30, 2021. Stock-based compensation contributed $12.9 million of the increase as a result of a one-time compensation expense relating to existing stock-based compensation awards to a group of AvePoint's international employees, unfavorable mark-to-market adjustments on liability classified awards in the first half of 2021 compared to mark-to-market adjustment on liability classified awards in 2020, and recognition of compensation expense for AvePoint's Q3 2021 stock-based awards.

The drivers of the remaining $10.4 million increase consisted of increases in personnel, professional service and insurance costs. The increase in personnel costs, which made up approximately 45% of the increase, was driven by higher headcount required as the Company continues to expand and due to additional need for legal, finance and administrative personnel as the Company transitioned to a publicly traded company. The increase in professional service costs, which made up approximately 30% of the increase, increased as a result of increased consumption of legal and consulting services due to the public listing of the Company's securities in Q3 2021.The increase in insurance costs, which made up approximately 10% of the increase, was driven by additional insurance coverage necessary for operating as a publicly traded company.  The remaining difference was driven by various general and administrative costs as the Company continues to expand its operations.

Research and Development

Research and development expenses during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$27,633	$8,760	$18,873	215.4%
Percentage of revenue	20.0%	8.3%	—	—

GAAP research and development	$27,633	$8,760	$18,873	215.4%
Stock-based compensation expense	(15,237)	(196)	(15,041)	7,674.0%
Non-GAAP research and development	$12,396	$8,564	$3,832	44.7%
Non-GAAP percentage of revenue	9.0%	8.1%	—	—

Research and development expenses increased $18.9 million, or 215.4%, from $8.8 million for the nine months ended September 30, 2020 to $27.6 million for the nine months ended September 30, 2021. Stock-based compensation represented the primary driver of the change, contributing approximately $15.1 million of the increase primarily as a result of a one-time compensation expense relating to existing stock-based compensation awards to a group of AvePoint's international employees.

The primary driver of the remaining $3.8 million increase resulted from higher compensation costs for research and development personnel as the Company seeks to expand development of new offerings and improvements to existing offerings.

Income Tax Benefit

Income tax benefit during the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax benefit	$(6,633)	$(72)	$(6,561)	9,112.5%

AvePoint’s income tax benefit increased $6.6 million from $0.1 million for the nine months ended September 30, 2020 to $6.6 million for the nine months ended September 30, 2021. The effective tax rate was 20.5% for the nine months ended September 30, 2021 compared to 1.5% for the nine months ended September 30, 2020. The change in effective tax rates for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates or tax losses for which no benefit can be taken, changes in the valuation allowance, non-deductible equity compensation and deductible transaction related expenses.

Seasonality

Due to seasonality in AvePoint’s business, AvePoint’s quarterly revenue does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue against another. Historically, AvePoint’s third and fourth quarters have been its highest revenue quarters, however those results are not necessarily indicative of future quarterly revenue or full year results. Higher third and fourth quarter revenue is driven primarily by increased sales resulting from its customers’ fiscal year ends. The ongoing COVID-19 pandemic may have an impact on consumer behaviors and customer activities that may result in temporary changes to and increased fluctuations in the quarterly revenue of AvePoint’s business. Additionally, new product and service introductions (including the timing of those introductions) can significantly impact quarterly revenue. Quarterly revenue can also be affected when consumers and customers anticipate a product introduction. AvePoint’s operating expenses have generally increased sequentially due to increases in personnel in connection with the expansion of its business.

Certain Non-GAAP Financial Measures

AvePoint believes that, in addition to its financial results determined in accordance with GAAP, non-GAAP operating income and non-GAAP operating margin are useful in evaluating AvePoint’s business, results of operations, and financial condition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Non-GAAP operating income	$3,991	$7,358	$4,656	$11,591
Non-GAAP operating margin	7.4%	18.5%	3.4%	11.0%

Non-GAAP operating income and non-GAAP operating margin should not be considered as an alternative to operating income, operating margin or any other performance measures derived in accordance with GAAP as measures of performance. Non-GAAP operating income and non-GAAP operating margin should not be considered in isolation or as a substitute for analysis of AvePoint’s results as reported under GAAP.

Non-GAAP Operating Income and Non-GAAP Operating Margin

Non-GAAP operating income and non-GAAP operating margin are non-GAAP financial measures that AvePoint’s management uses to assess its overall performance. AvePoint defines non-GAAP operating income as GAAP operating loss plus stock-based compensation. AvePoint defines non-GAAP operating margin as non-GAAP operating income divided by revenue. GAAP operating margin for the three months ended September 30, 2021 and 2020 was (53.2)% and (15.1)%, respectively. GAAP operating margin for the nine months ended September 30, 2021 and 2020 was (33.2)% and (4.4)%. AvePoint believes non-GAAP operating income and non-GAAP operating margin provide AvePoint’s management and investors consistency and comparability with its past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation. The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Loss from operations	$(28,685)	$(6,023)	$(45,819)	$(4,644)
Add:
Stock-based compensation	32,676	13,381	50,475	16,235
Non-GAAP operating income	$3,991	$7,358	$4,656	$11,591
Non-GAAP operating margin	7.4%	18.5%	3.4%	11.0%

Liquidity and Capital Resources

AvePoint has historically incurred losses, with the exception of Q2 2020 when the Company recorded net income, and may incur losses in future periods. AvePoint has from time to time financed its operations with proceeds from the sale of preferred stock and other equity instruments. As of December 31, 2020, AvePoint had an accumulated deficit of $299.8 million, $69.1 million in cash and cash equivalents and $1.0 million in short-term investments. As of September 30, 2021, AvePoint had an accumulated deficit of $367.2 million, $260.7 million in cash and cash equivalents and $1.6 million in short-term investments. The significant increase in cash and cash equivalents in primarily result of the Business Combination.

AvePoint’s short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Prior to 2020, AvePoint generated significant operating losses and negative cash flows from operations as reflected in its accumulated deficit and consolidated statements of cash flows. AvePoint may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow its business. AvePoint enters into various contractual obligations which require periodic payments in future years. Such obligations result from operating leases for office space, purchase commitments for the use of Microsoft Office 365 and purchase commitments for the use of Microsoft Azure. AvePoint’s future capital requirements will depend on many factors, including its growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of AvePoint’s platform, the results of business initiatives, the timing of new product introductions, and the impact of the COVID-19 pandemic on the global economy and AvePoint’s business, financial condition, and results of operations. As the impact of the COVID-19 pandemic on the global economy and AvePoint’s operations evolves, AvePoint will continue to assess its liquidity needs.

AvePoint also maintains a loan and security agreement with HSBC Venture Bank USA Inc. (the "Bank") as lender for a revolving line of credit of up to $30.0 million (the "Loan Agreement"). The line bears interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5%. The line will mature on April 7, 2023. Under the Loan Agreement, the Company is required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by the Bank each quarter. The Company pledged, assigned and granted the Bank a security interest in all shares, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations. As of September 30, 2021, the Company is in compliance with all covenants under the line and had no borrowings outstanding under the line of credit.

AvePoint believes that its existing cash and cash equivalents, its cash flows from operating activities, and its borrowing capacity under its credit facility, described above, will be sufficient to meet its working capital and capital expenditure needs and debt service obligations for at least the next twelve months.

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2021	2020

Net cash provided by (used in) operating activities	$(3,965)	$11,131
Net cash provided by (used in) investing activities	(2,083)	1,152
Net cash provided by (used in) financing activities	197,608	22,753

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $4.0 million, reflecting AvePoint’s net loss of $25.8 million, adjusted for non-cash items of $35.6 million and net cash outflows of $13.8 million from changes in its operating assets and liabilities. The primary drivers for non-cash items were stock-based compensation which reflects ongoing compensation charges for the entity’s equity- and pre-merger liability-classified awards, mark to market adjustments on earnout and warrant liabilities which were primarily driven by a decrease in AvePoint's stock price and changes in deferred tax assets as a result of timing differences in tax related to stock option awards. The drivers of changes in operating assets and liabilities related to an increase in accounts receivable due primarily to timing of payments from customers and an increase in prepaid expenses and other current assets primarily related to prepaid insurance in Q3 2021 and an estimated tax payment in Q2 2021, partially offset by an increase in accounts payable and accrued expenses primarily due to billings related to professional services and an increase in deferred revenue due to continued increases in sales of our SaaS offerings which result in increased up-front payments.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $11.1 million, reflecting AvePoint’s net loss of $4.9 million, adjusted for non-cash items of $15.6 million and net cash inflows of $0.4 million provided by changes in its operating assets and liabilities. The primary drivers for non-cash items were stock-based compensation, which represented ongoing activity within the account, partially offset by deferred income taxes primarily due to the release of a valuation allowance in the first half of 2020. The drivers of changes in operating assets and liabilities related to an increase in deferred revenue primarily due to continued increases in sales of our SaaS offerings which result in increased up-front payments and an increase in prepaid expenses and other current assets primarily due to timing of payments to suppliers, an increase in accounts receivable primarily due to timing of payments from customers.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $2.1 million. It consisted of $1.5 million of purchases of property and equipment and $0.6 million of purchases of short-term investments.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $1.2 million. It consisted of $1.5 million in maturities of short-term investments, partially offset by $0.3 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $197.6 million. The primary driver of cash flows from financing activities was a result of the Business Combination, which resulted in a $441.6 million cash inflow, net of issuance costs paid immediately prior to the merger, partially offset by $130.9 million of cash outflows to Legacy AvePoint's preferred shareholders and $106.2 million of cash outflows to Legacy AvePoint's common shareholders. Other cash flows from financing activities included $7.5 million of cash outflows to holders of Legacy AvePoint options, $3.0 million of cash outflows for Business Combination transaction costs paid directly by AvePoint, and $1.6 million of cash outflows related to Legacy AvePoint's purchase of pre-Business Combination Apex shares, which are now recorded as treasury stock. These cash outflows were partially offset by $4.6 million of cash inflows from the proceeds collected upon exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $22.8 million. It consisted primarily of proceeds from the issuance of Common Stock, partially offset by payments made for the redemption of the Company's Series B preferred stock.

Critical Accounting Policies and Estimates

AvePoint’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include the consolidated accounts of AvePoint. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Preparation of these financial statements requires AvePoint to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. AvePoint also makes estimates and assumptions on the reported revenue generated and reported expenses incurred during the reporting periods. Its estimates are based on its historical experience and on various other factors that it believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While AvePoint’s significant accounting policies are described in the notes to its consolidated financial statements, AvePoint believes the following critical accounting policies are most important to understanding and evaluating its reported financial results.

Revenue Recognition

Many of AvePoint’s contracts with customers include multiple performance obligations. Judgment is required in determining whether each performance obligation is distinct. AvePoint’s products and services generally do not require a significant amount of integration or interdependency; therefore, AvePoint’s products and services are generally not combined. AvePoint allocates the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation within each contract.

AvePoint uses judgment in determining the SSP for products and services. For substantially all performance obligations except on-premises perpetual and term licenses, AvePoint is able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. AvePoint typically establishes an SSP range for its products and services which is reassessed on a periodic basis or when facts and circumstances change. AvePoint’s on-premises perpetual and term licenses have not historically been sold on a standalone basis, as the vast majority of all customers elect to purchase license support contracts at the time of an on-premises perpetual or term license purchase. License support contracts are generally priced as a percentage of the net fees paid by the customer to access the license. AvePoint is unable to establish the SSP for on-premises licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence. As a result, the SSP for an on-premises perpetual and term license included in a contract with multiple performance obligations is determined by applying a residual approach whereby all other performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with any residual amount of transaction price allocated to on-premises perpetual licenses revenue. On-premises term licenses are sold bundled with maintenance. AvePoint focuses on entity-specific and market factors when estimating SSP of both the license and the maintenance such as internal pricing strategies and practices. Based on its established pricing practices, AvePoint concluded that it has established a value relationship between a software product and the maintenance that is helpful in determining stand-alone selling price.

AvePoint utilizes indirect sales channels which utilize channel partners. These deals are executed in one of two ways. In the first form of these arrangements, the channel partner purchases the products from AvePoint at a discounted price and resells the products to end users at a price determined by the channel partner. In this scenario, the channel partner is the entity that has contracted with AvePoint and therefore is determined to be the customer of AvePoint. In the second form, AvePoint bills the end user and the channel partner receives a commission. Upon analysis of deals executed through the second form of these channels, the Company determined that the end user represents the customer of AvePoint due to the fact that the end user purchased goods and/or services that are outputs of AvePoint’s ordinary activities. Consequently, channel partners utilized in deals executed through this second model are deemed to be agents of the transaction.

AvePoint recognizes revenue when control of the goods and/or services are transferred to the customer. In the first form of these arrangements, this occurs upon transfer to the reseller or to the end user at the reseller’s direction. In the second form of these arrangements, this occurs upon transfer to the end user.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

AvePoint recognizes liabilities for uncertain tax positions taken or expected to be taken in income tax returns. Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and unrecognize tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

AvePoint files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The tax years 2016 through 2020 are open and subject to audit by US federal, state and local authorities. The tax years 2010 through 2020 are open and subject to audit by major foreign tax jurisdictions.

Deferred Sales Commissions

AvePoint defers sales commissions earned by its sales force that are considered incremental and recoverable costs of obtaining SaaS, term license and support service, license and maintenance contracts. Initial sales commissions for the majority of these aforementioned contracts are generally deferred and amortized on a straight-line basis over the period of benefit. Sales commissions for renewal contracts relating to SaaS, term license and support, and maintenance arrangements are generally deferred and then amortized on a straight-line basis over the period of benefit.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees of the United States parent company, AvePoint, and its foreign affiliates. To date, AvePoint has issued both stock options and restricted stock. With respect to equity-classified awards, AvePoint measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost as expense ratably (net of estimated forfeitures) over the requisite service period. With respect to liability-classified awards, AvePoint measures stock-based compensation cost at the grant date and at each reporting period based on the estimated fair value of the award and recognizes the cost as an expense ratably (net of estimated forfeitures) over the requisite service period. AvePoint estimates the fair value of stock options using a Black-Scholes valuation model. AvePoint’s option-pricing model requires the input of highly subjective assumptions, including: (1) the fair value of the underlying shares, (2) the expected term of the awards, (3) the expected volatility of the price of AvePoint’s shares, (4) risk-free interest rates, and (5) the expected dividend yield of AvePoint’s shares. These estimates involve inherent uncertainties and the application of judgment.

If any assumptions used in the Black-Scholes option-pricing model change significantly, stock option compensation expense for future awards may differ materially compared with the expense for awards granted previously.

Common Stock Valuations

The fair value of the shares of Common Stock underlying AvePoint’s stock options has been determined by AvePoint’s board of directors, with the assistance of valuations prepared by a third-party valuation firm. AvePoint’s board of directors intends for all options to be exercisable at the fair value of AvePoint’s shares of Common Stock on the grant date. Such estimates are no longer necessary following the consummation of the Business Combination.

Valuations of AvePoint’s shares of Common Stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions used in the valuation models were based on future expectations and management judgment, including input from management on the following factors:

•	Contemporaneous valuations performed at periodic intervals by independent, third-party specialists;
•	AvePoint’s actual operating results and financial performance;
•	The prices, preferences, and privileges of shares of AvePoint’s convertible preferred stock relative to shares of AvePoint’s Common Stock;
•	Current business conditions and projections;
•	Stage of development;
•	Likelihood of achieving a liquidity event, such as an initial public offering or a sale of AvePoint, given prevailing market conditions and the nature and history of AvePoint’s business;
•	Market multiples of comparable companies in AvePoint’s industry;
•	Industry information such as market size and growth;
•	Secondary sales of AvePoint’s shares in arm’s length transactions;
•	Adjustments, if any, necessary to recognize a lack of marketability for AvePoint’s shares; and
•	Macroeconomic conditions.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Apex previously elected to avail itself of the extended transition period, and following the consummation of the Business Combination the Combined Company will be an emerging growth company at least until December 31, 2021 and will take advantage of the benefits of the extended transition period emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare AvePoint’s financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

The Combined Company will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of the Combined Company’s fiscal year in which the Combined Company has total annual gross revenue of at least $1.07 billion, (c) the date on which the Combined Company is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which the Combined Company has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

AvePoint had cash and cash equivalents, marketable securities and short-term deposits of $262.3 million as of September 30, 2021. AvePoint holds its cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. AvePoint’s cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, AvePoint believes that it does not have any material exposure to changes in the fair value of its investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce AvePoint’s future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on AvePoint’s consolidated financial statements. As of September 30, 2021, AvePoint had no outstanding obligations under its line of credit. To the extent AvePoint enters into other long-term debt arrangements in the future, AvePoint would be subject to fluctuations in interest rates which could have a material impact on AvePoint’s future financial condition and results of operation.

Foreign Currency Exchange Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that AvePoint reports for its foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that AvePoint reports in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is substantially recorded to accumulated other comprehensive income on AvePoint’s consolidated balance sheets and is also presented as a line item in its consolidated statements of comprehensive income.

As the U.S. Dollar fluctuated against certain international currencies as of September 30, 2021, the balances that AvePoint reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of September 30, 2021 increased relative to what it would have reported using a constant currency rate from December 31, 2020. As reported in AvePoint’s consolidated statements of cash flows, the estimated effects of exchange rate changes on its reported cash and cash equivalents balances in U.S. Dollars was an increase of $0.2 million for the nine months ended September 30, 2021 and a decrease of $0.4 million for the nine months ended September 30, 2020. If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10% as of September 30, 2021 and December 31, 2020, the amount of cash, cash equivalents and marketable securities AvePoint would have reported in U.S. Dollars would have decreased by approximately $0.1 million for both periods, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

Concentration of Credit Risk

AvePoint deposits its cash with financial institutions, and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of billings for the three months and nine months ended September 30, 2021 and 2020 and only one customer made up more than 10% of accounts receivable as of September 30, 2021. No customers made up more than 10% of accounts receivable as of December 31, 2020.

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (in his capacity as principal executive officer) and our Chief Financial Officer (in his capacity as principal financial and accounting officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that this deficiency constitutes a material weakness.

Based upon the evaluation described above, our principal executive officer and principal financial and accounting officer identified the following material weaknesses in internal control over financial reporting:

i.	the completeness and accuracy of financial accounting, reporting and disclosures,
ii.	the identification, review and accounting for nonroutine transactions and/or events, including derivative instruments classification, and
iii.	segregation of duties with respect to the processing of financial transactions.

In light of these material weaknesses, management performed additional analysis as deemed necessary to ensure that our unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles.

Remediation of Material Weaknesses

Our management is committed to remediating these material weaknesses and has identified and started implementing several steps to enhance our internal controls, processes, and procedures. We have implemented actions under a remediation plan which remediation plan coincides with and is incorporated into our overarching Sarbanes-Oxley Act of 2002 (“SOX”) compliance implementation plan. The actions include, but are not limited to:

●

the hiring of personnel with technical accounting and financial reporting experience to further bolster our internal expertise, to further enhance our ability to accurately and expediently respond to increased accounting and financial complexities and increased resource demand with respect thereto, and to aid in further identification and oversight with respect to disclosure control activities in response to any identified risks;

●	the engagement of external consultants in the assistance of the evaluation of complex accounting matters;
●	the establishment of formalized internal controls to review and maintain segregation of duties between appropriate control operators;
●	the implementation of improved accounting and financial reporting procedures to enhance the completeness and accuracy of our financial accounting, reporting, and disclosures;

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will remediate the identified material weaknesses.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate the material weaknesses identified above. The material weaknesses will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. We will continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the end of the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. —OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended September 30, 2021, the Company is not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Explanatory Note

Since the filing of our Amended and Restated Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on May 13, 2021 (the “Apex 10-K”), we have consummated the Business Combination (as previously described in this Report) on July 1, 2021. As a result, because the Company is no longer a blank check company and there have been material changes to its business, operations, legal structure, and financial condition as a result of the consummation of the Business Combination, there are corresponding material changes to the risk factors affecting the Company as compared with those previously disclosed in the Apex 10-K in response to Item 1A. to Part 1 of Form 10-K.

SUMMARY OF RISK FACTORS

Below is a summary of the risk factors that may have a material adverse effect on our business, financial condition, and results of operations. Importantly, this summary does not address all of the risks and uncertainties that we face. The below summary is indicative and is qualified in its entirety by the more complete discussion of such risks and uncertainties under the heading “Risk Factor Discussion” immediately following this summary.

Risks Related to Our Business

•

Our success depends on our technology partners. In particular, our technical advantages are highly dependent on our partnership with Microsoft and other major software providers. Should Microsoft or these other providers acquire competitors that heavily overlap with our capabilities, or develop competing features, we may lose customer acquisition momentum and fail to secure renewals or growth targets.

•	We have experienced strong growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•

We face competition from established as well as emerging companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

•

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our products and services may become less competitive.

•	Our success with SMB customers depends in part on our resale and distribution partnerships. Our business would be harmed if we fail to maintain or expand partner relationships.

Risks Related to Our Operations and Financial Condition

•	We anticipate that our operations will continue to increase in complexity as we grow, which will create management challenges.
•	If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.
•

We intend to invest significantly in research and development, and to the extent such research and development investments do not translate into new products or material enhancements to our products, or if we do not use those investments efficiently, our business and results of operations would be harmed.

Risks Related to Data Privacy and Cybersecurity

•

To the extent our security measures are compromised, our products and services may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our products and services, our reputation being harmed, the incurrence of significant liabilities, and harm to our results of operations and growth prospects.

•

We are expected to store personal and other confidential information of our customers, which may in turn contain third-party personal or other confidential information. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed, and we may be exposed to liability and loss of business.

•

If we are not able to provide successful updates, enhancements and features to our technology to, among other things, keep up with emerging cyber threats and customer needs, our business could be adversely affected.

Legal and Regulatory Risks

•

We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position, or cause us to lose valuable assets, experience reduced revenue, or incur costly litigation.

•

We may become subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

Tax Risks

•	Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•	Changes in tax laws or regulations that are applied adversely to us or our customers could increase the cost of our products and services and adversely impact our business.
•	Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could our results.

Risks Related to Intellectual Property

•

We will rely on third-party proprietary and open source software for our products and services. The inability to obtain third-party licenses for such software, obtain them on favorable terms, or adhere to the license terms for such software or any errors or failures caused by such software could harm our business, results of operations and financial condition.

•	If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

Human Capital Risks

•

We will depend on the continued services of our founders, senior management team and skilled individual contributors, and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

•

If we are unable to maintain our corporate culture as it grows, it could lose the agility, innovation, teamwork, passion and focus on execution that we believe has contributed to our success, and our business may be harmed.

Public Sector Risks

•

We will provide our products and services to businesses in highly regulated industries and to customers with elevated confidentiality, privacy or security requirements, including public sector customers, which will subject us to a number of challenges and risks.

•	Significant changes in the contracting or fiscal policies of the public sector, or our failure to comply with certain laws or regulations, could harm the business we do with the public sector.

Risks Related to an Investment in Our Securities

•	The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.
•

A small number of stockholders continue to have substantial control over us which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

•

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our common stock may decline.

•

Our management has identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

The risk factors summarized above, each of which could cause our actual results to differ materially from those in this Report, are also included in and described further under the section titled “Risk Factors” in our prospectus dated August 9, 2021, filed with the SEC on August 10, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-258109), relating to the Registration Statement on Form S-1 (File No. 333-258109), filed with the Commission on July 23, 2021 (as amended on August 5, 2021), including any amendments, supplements, or reports filed for the purpose of updating, amending, or otherwise modifying such prospectus (the “Prospectus”). However, please be advised that the risk factors disclosed in the Prospectus have been updated by, supplemented by, and qualified in their entirety by reference to, the following “Risk Factor Discussion.”

RISK FACTOR DISCUSSION

Risks Related to Our Business

I.

Our success depends on our technology partners. In particular, our technical advantages are highly dependent on our partnership with Microsoft and other major software providers. Should Microsoft or these other providers acquire competitors that heavily overlap with our capabilities, or develop competing features, we may lose customer acquisition momentum and fail to secure renewals or growth targets.

The significant majority of our customers choose to integrate their products and services with, or as an enhancement of, third-party solutions such as infrastructure, platforms or applications, in particular from Microsoft, Inc. (“Microsoft”). The functionality and popularity of our products and services depend largely on our ability to integrate our platform with third-party solutions, in particular Microsoft’s Azure, SharePoint and Office 365. We are dependent on technology partner solutions for several major categories of our offerings, including data management, migration, governance, protection and backup. As a result, our customers’ satisfaction with our products are highly dependent on their perception of, and satisfaction with, our third-party providers and their respective offerings. We will continue to depend on various third-party relationships to sustain and grow our business. Third-party providers may change the features of their solutions, alter their governing terms, or end the solutions’ availability altogether. They may restrict our ability to add, customize or integrate systems, functionality and customer experiences. Any such changes could limit or terminate our ability to use these third-party solutions and provide our customers with the full range of our products and services. Our business would be negatively impacted if we fail to retain these relationships for any reason, including due to third parties’ failure to support or secure their technology or integrations; errors, bugs, or defects in their technology; or changes in our products and services. Any such failure, as well as a prolonged disruption, a cybersecurity event or any other negative event affecting our third-party providers and leading to customer dissatisfaction, could harm our relationship with our customers, our reputation and brand, our revenue, our business, and our results of operations.

Strategic technology partners and third parties may not be successful in building integrations, co-marketing our products and services to provide significant volume and quality of lead referrals, or continue to work with us as their respective products evolve. Identifying, negotiating and documenting relationships with additional strategic technology partners require significant resources. Integrating third-party technology can be complex, costly and time-consuming. Third parties may be unwilling to build integrations. We may be required to devote additional resources to develop integrations for our own products. Strategic technology partners or providers of solutions with which we have integrations may decide to compete with us or enter into arrangements with our competitors, resulting in such partners or providers withdrawing support for our integrations. Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers. Specifically, Microsoft and other major platform providers could end partnerships, cease marketing our offerings, with limited or no notice and with little or no penalty, or decide to purchase strong competition, or incorporate our capabilities into native solutions. Any of these developments would negatively impact our business.

Microsoft, as well as other cloud platform providers like Salesforce, may furthermore introduce functionality that competes with our products and services, as a result of an acquisition, or their own development. Additionally, we rely heavily on our early access to preview Microsoft technology, which enables our product strategy and development teams to anticipate future opportunities as well as validate our current direction. In the last year, Microsoft has acquired a migration vendor whose functions overlap with the AvePoint migration platform and has historically incorporated some of our capabilities into core platform offerings.

While Microsoft introduces competitive features as a premium option, some customers will choose a simpler first-party solution to their problem, even at a greater cost to them. Microsoft and other cloud providers may also choose to make it difficult for third party providers like us to continue making the necessary application programming interface (“API”) calls to provide their solutions, as illustrated by an increase in API “throttling” in recent years or API quotas provided by Salesforce.

Although we typically receive significant advance notice of new product releases from Microsoft, Microsoft does not always preview our technology with us or other partners and, as a result, it is possible that we may not receive advance notice of changes in features and functionality of new technologies with which our products will need to interoperate. If this was to happen, there could be an increased risk of product incompatibility. Any failure of our products and services to operate effectively with solutions could reduce the demand for our products and services, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes or failures in a cost-effective manner, our products and services may become less marketable, less competitive, or obsolete, and the results of our operations may be negatively impacted.

We have a strategic technology partnership with Microsoft for the collaboration to co-sell and co-market our products and services to new customers. If our relationships with our strategic technology partners, such as Microsoft, are disrupted or if the co-sell and co-market program was ended for any reason, we may receive less revenue and incur costs to form other revenue-generating strategic technology partnerships. If Microsoft were to acquire a competitor of ours, it could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

II.

The COVID-19 pandemic could continue to disrupt the availability or performance of our products and services, require unfavorable changes to our existing products, negatively impact our global technical, sales, and distribution infrastructure, delay the introduction of future products, and adversely impact the global economy on a macro level, any one of which has the potential to harm our business, financial condition, and results of operations.

While we were able to deliver significant growth in 2020 and the first half of 2021 despite the COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closure, and other restrictive orders, and the resulting changes in businesses’ behaviors, have disrupted our normal operations and impacted our employees, suppliers, partners, and customers. We expect these disruptions and impacts to continue for the foreseeable future. In response to the COVID-19 pandemic, we took a number of actions that have impacted and continue to impact our business, including transitioning employees across all our offices (including our corporate headquarters) to remote work-from-home arrangements, imposing travel and related restrictions, and reducing operational expenditures significantly, including a reduction of approximately 10% of our global workforce during the first half of 2020. Given the continued spread of COVID-19 and the resulting personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition and results of operations. While we have a distributed workforce and our employees are accustomed to working remotely or with other remote employees, our workforce has not historically been fully remote. Prior to the COVID-19 pandemic, certain of our employees traveled frequently to establish and maintain relationships with our customers and partners. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. Suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts and our ability to recruit employees across the organization. These changes could negatively impact our sales and marketing in particular, which could have longer-term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.

The degree to which COVID-19 will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent and severity of the COVID-19 pandemic, actions taken to contain the COVID-19 pandemic, the impact of the COVID-19 pandemic and related restrictions on economic activity in domestic market and international trade, and the extent of the impact of these and other factors on our employees, suppliers, partners and customers. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate, such as by limiting their abilities to obtain inventory, generate sales, or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, increase the vulnerability of us and our partners and service providers to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects.

The COVID-19 pandemic also has caused heightened uncertainty in the global economy. If economic conditions further deteriorate, consumers and business clients may not have the financial means to make purchases from our customers and may delay or reduce discretionary purchases, negatively impacting our customers and, as a consequence, the results of our operations. Uncertainty from the pandemic may cause prospective or existing customers to defer investment in the areas covered by our products and services or to reduce the value or duration of contracts and may also require us to provide larger pricing discounts or extended payment terms. Our SMB customers may be more susceptible to general economic conditions than larger businesses, which may have greater liquidity and access to capital. Since the impact of COVID-19 is ongoing and because of our subscription-based business model, the effect of the COVID-19 pandemic and the related impact on the global economy may not be fully reflected in our results of operations until future periods. Some of our customers have experienced, and may continue to experience, financial hardships that could result in delayed or even uncollectible payments in the future.

Further, to the extent there is a sustained general economic downturn and our software and services are perceived by our existing and potential customers as costly or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Competitors, many of whom are larger and more established than us, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally, or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be harmed.

III.	We have a history of operating losses and may not be able to generate sufficient revenue to achieve and sustain profitability.

We have a history of incurring operating losses. While we have experienced significant revenue growth over recent years, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest in sales and marketing efforts, research and development, and expansion into new geographies. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in its operating expenses, it will not be able to achieve and maintain profitability in future periods. As a result, we may generate losses in future periods. We cannot assure investors that we will achieve profitability in the future or that, if it does become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

IV.	We have experienced strong growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced strong growth in recent periods. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. we believe our revenue growth and our ability to manage such growth depend on several factors, including, but not limited to, our ability to do the following:

•

Effectively recruit, integrate, train and motivate a large number of new employees, including our sales force, technical solutions professionals, customer success managers and engineers, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;

•	Attract new customers and retain and increase sales to existing customers;
•	Maintain and expand our relationships with our partners, including effectively managing existing channel partnerships and expand to new ones;
•	Successfully implement our products and services, increase our existing customers’ use of our products and services, and provide our customers with excellent customer support and the ability of our partners to do the same;
•	Increase the number of our partners;
•	Develop our existing products and services and introduce new products or new functionality to our products and services;
•	Expand into new market segments and internationally;
•	Earn revenue share and customer referrals from our partner ecosystem;
•	Improve our key business applications and processes to support our business needs;
•	Improve our key business applications and processes to support our business needs;
•	Enhance information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing customer base, particularly in light of the COVID-19 pandemic and the long-term effects thereof;
•	Enhance our internal controls to ensure timely and accurate reporting of all of our operations and financial results;
•	Protect and further develop our strategic assets, including our intellectual property rights; and
•	Make sound business decisions considering the scrutiny associated with operating as a public company.

We may not accomplish any of these objectives and, as a result, it is difficult for us to forecast our future revenue or revenue growth. If our assumptions are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior periods as any indication of our future revenue or revenue growth. We may not be able to sustain such revenue growth rates in the future.

Furthermore, these activities will require significant investments and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. There are no guarantees we will be able to grow our business in an efficient or timely manner, or at all. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our software could suffer, which could negatively affect the AvePoint brand, results of operations and overall business.

V.	Our quarterly and annual operating results may be harmed due to seasonality and a variety of other factors, which could make our future results difficult to predict.

Our revenue and other results of operations have fluctuated from quarter to quarter in the past and can continue to fluctuate in the future. Our revenue depends in part on the conversion of enterprises that have installed an evaluation license for our software into paying customers. In this regard, most of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter.

In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Although we try to minimize the potential impact of large transactions on our quarterly results of operations, the closing of a large transaction in a particular quarter may make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction may adversely impact our revenue in a particular quarter.

Furthermore, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short term. Accordingly, we will likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue and even a relatively small decrease in revenue could disproportionately impact our financial results for such quarter.

The variability and unpredictability of these and other factors could result in us failing to meet or exceed financial expectations for a given period and could adversely impact our share price.

There are also significant seasonal factors that may cause financial statement fluctuations in some quarters compared with others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to fiscal year ends. Historically, the fourth quarter has been typically the quarter with the largest bookings, which impacts revenue, unbilled revenue, deferred revenue, accounts receivable and amortized commissions in future periods.

VI.

Our future revenue and operating results will be harmed if we are unable to acquire new customers, expand sales to our existing customers, or develop new functionality for our products and services that achieves market acceptance.

To continue to grow our business, it is important that we continue to acquire new customers to purchase and use our products and services. Our success in adding new customers depends on numerous factors, including our ability to: (1) offer compelling products and services, (2) execute our sales and marketing strategy, (3) attract, effectively train and retain new sales, marketing, professional services, and support personnel in the markets we pursue, (4) develop or expand relationships with partners, IT consultants, systems integrators resellers and other third parties, strengthening our network, (5) expand into new geographies, including internationally, and market segments, (6) efficiently onboard new customers on to our product offerings, and (7) provide additional paid services that fulfill the needs and complement the capabilities of our customers and their partners.

Our future success also depends, in part, on our ability to sell additional products, more functionality and/or adjacent services to our current customers, and the success rate of such endeavors is difficult to predict, especially during the ongoing COVID-19 pandemic and with regard to any new products or lines of business that we may introduce from time to time. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our products and services, their ability to integrate our products and services with other technologies, and our pricing model. Sales to existing customers may require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer.

As the markets for our products mature, or as new competitors introduce new products or services that compete with us, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products and services. Moreover, large customers, which are a material focus of our sales efforts, have continued, and may continue, to demand greater price concessions and delayed payment terms. Our customers may also increasingly defer purchasing decisions, demand price concessions and delayed payment terms, and request other terms and conditions if the COVID-19 pandemic worsens or is prolonged. As a result, in the future we may be required to reduce our prices or accept onerous terms and conditions, including delayed payment terms, which could harm our revenue, profitability, financial position, and cash flows in any given period.

Our ability to generate revenue may be inconsistent across our small- and medium-sized business (“SMB”), mid-market (“MM”), and large enterprise customer segments. We classify customers in these segments based on whether they have annual revenue of more or less than $2.5 billion and whether they have user seats of less than 500, between 500 and 5,000, or more than 5,000. If we experience limited or inconsistent growth in any of these customer sets, particularly our MM and large enterprise customers, our business, financial condition, and operating results could be harmed.

If we are unable to provide enhancements, new features, or keep pace with current technological developments, our business could be harmed. If our new functionality and services initiatives do not continue to achieve acceptance in the market, our competitive position may be impaired, and our potential to generate new revenue or to sustain existing revenue could be diminished. The harm to our financial results may be particularly acute because of the significant research, development, marketing, sales, and other expenses we will have incurred in connection with the new functionality and services.

In addition, as an increasing amount of our business may move to our cloud-based products and services and the use of consumption-based pricing models may represent a greater share of our revenue, our revenue may be less predictable or more variable than our historical revenue from perpetual or time period-based subscription pricing models. Moreover, a consumption-based subscription pricing model may ultimately result in lower total cost to our customers over time, or may cause our customers to limit usage in order to stay within the limits of their existing subscriptions, reducing overall revenue or making it more difficult for us to compete in our markets.

VII.	Our ability to predict the rate of customer renewals and the impact these renewals will have on our revenue or operating results is limited.

Our ability to maintain or increase revenue also depends in part on our ability to retain existing customers, in particular that our customers renew their subscriptions with us on the same or more favorable terms. Our customers have no obligation to renew their contracts for AvePoint products after the expiration of either the initial or renewed subscription period, and in the normal course of business, some customers have elected not to renew. Our customers may renew for fewer elements of our products, for shorter renewal terms or on different pricing terms, including lower-cost offerings of our products. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our pricing or our products and their ability to continue their operations and spending levels, mix of customer base, decreases in the number of users at the customers, competition, pricing increases or changes and deteriorating general economic conditions, including as a result of the COVID-19 pandemic. If our customers do not renew their subscriptions for our products on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons. Further, acquisitions of our customers have continued, and may continue, to lead to cancellation of our contracts with such customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

VIII.

We recognize revenue from SaaS subscriptions to our products over the terms of these subscriptions. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.

We recognize revenue from software as a service (“SaaS”) subscriptions to our products ratably over the terms of these subscriptions. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to SaaS subscriptions entered into during previous quarters. Consequently, a decline in new or renewed SaaS subscriptions in any single quarter may have a small impact on the revenue that we recognize for such quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs are expensed as incurred, while revenue is recognized over the term of the SaaS subscription. As a result, growth in the number of new customers and hosts has continued, and can continue, to result in our recognition of higher costs and lower revenue in the earlier periods of our SaaS subscriptions. Finally, our SaaS subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or existing customers that increase their use of our products or upgrade to higher-priced products or product tiers must be recognized over the applicable SaaS subscription term.

IX.	Our sales cycle with MM and large enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense.

The timing of our sales with our MM and large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. MM and large enterprise customers, particularly those in highly regulated industries and those requiring customized offerings, may have a lengthy sales cycle for the evaluation and implementation of our products and services. If these customers maintain work-from-home arrangements for a significant period of time, it may cause a lengthening of these sales cycles. This may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential MM and large enterprise customers and familiarize them with our products and services. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to nine months but can vary substantially. On occasion, some customers will negotiate their contracts to include financial terms that negatively affect our revenue, such as a trial period, delayed payment or a number of months on a promotional basis. As the purchase and launch of our products and services can be dependent upon customer initiatives, infrequently, our sales cycle can extend to up to twelve months. As a result, much of our revenue is generated from the recognition of contract liabilities from contracts entered into during previous periods. Customers often view a subscription to our products and services as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test, and qualify our products and services prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•	The effectiveness of our sales force as we hire and train our new salespeople to sell to MM and large enterprise customers;
•	The discretionary nature of purchasing and budget cycles and decisions;
•	The obstacles placed by customers’ procurement process;
•	Economic conditions and other factors impacting customer budgets;
•	Customers' integration complexity;
•	Customers' familiarity with the types of products and services we offer, in particular SaaS solutions;
•	Customers' evaluation of competing products during the purchasing process; and
•	Evolving customer demands.

Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized. Consequently, a shortfall in demand for our products and services or a decline in new or renewed contracts in a given period may not significantly reduce our revenue for such period but could negatively affect our revenue in future periods.

X.

We face competition from established as well as emerging companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

While there are some companies that offer certain features similar to those embedded in our products, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions similar to those found in our comprehensive software suite in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Backup and Recovery as well as Migration Services to Office 365. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the data management, migration and protection market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products. This could harm our ability to increase sales, maintain or increase renewals, and maintain our prices.

We face competition from other legacy backup or security vendors that may offer related solutions and services. Our competitors include larger companies that have acquired solution and/or service providers in recent years. We also compete with custom software internally developed and services internally provided within companies that are potential customers. In addition, We face competition from niche companies that offer point products that attempt to address certain of the problems that our products and services solve.

Merger and acquisition activity in the technology industry could increase the likelihood that we will compete with other large technology companies. Some of our existing competitors have, and our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources.

Some of our larger competitors also have substantially broader product lines and market focus and may therefore in some cases be less susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation.

New start-up companies that innovate and large companies that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products and services. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology, application, software and service providers in complementary categories, or other parties. Furthermore, new technological developments, up to massive and disruptive changes in areas that are covered by our products and services could reduce customer needs for our products and services. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share, or a smaller addressable share of the market. It could also result in a competitor with greater financial, technical, marketing, service, and other resources, all of which could harm our ability to compete.

In addition, our current or prospective partners may establish cooperative relationships with any future competitors. These relationships may allow future competitors to rapidly gain significant market share. These developments could also limit our ability to obtain revenue from existing and new customers.

XI.

If we experience competitive pressures in our market or if the prices we charge for our products and services are unacceptable to our customers, it will need to reduce or change our pricing model to remain competitive and our operating results could be harmed.

Some of our larger competitors use broader product offerings to compete, including by selling at zero or negative margins or by bundling their product with other solutions. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Also, potential customers may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our products and services. These competitive pressures in our market, or our failure to compete effectively, may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could harm our business, results of operations, and financial condition. Our ability to compete successfully in our market will also depend on a number of factors, including ease and speed of product deployment and use, the quality and reliability of our customer service and support, total cost of ownership, return on investment and brand recognition. Any failure by us to successfully address current or future competition in any one of these or other areas may reduce the demand for our products and harm our business, results of operations and financial condition.

Furthermore, we price our products and services based on different factors, such as order volume, number of users, data volume and feature functionality of the specific offerings. As the market for our products and services matures, or as new or existing competitors introduce new products and services that compete with us or if those competitors reduce their prices, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our current pricing model and operating budget. We also must determine the appropriate price to enable us to compete effectively internationally. MM and large enterprise customers may demand substantial price discounts as part of the negotiation of sales contracts. Pricing decisions may also impact the mix of adoption among our licensing and subscription models, and negatively impact our overall revenue. If we are, for any reason, required to reduce our prices or otherwise change our pricing model, our revenue, gross margin, profitability, operating results, financial position and cash flow may be harmed.

XII.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our products and services may become less competitive.

The market in which we operate is characterized by the exponential growth in data generated and managed by enterprises, rapid technological advances, changes in customer requirements, including customer requirements driven by changes to legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to a user’s data retention, security and governance needs, while minimizing the impact on database and file system performance. If we are unable to develop and sell new technology, features, and functionality for our products and services that satisfy our customers and that keep pace with rapid technological and industry change, our revenue and operating results could be harmed. If new technologies emerge that deliver competitive solutions at lower prices, more efficiently, more conveniently, or more securely, they could adversely impact our ability to compete.

Our products and services must also integrate with a variety of network, hardware, mobile, and software platforms and technologies. We need to continuously modify and enhance our platform to adapt to changes and innovation in these technologies. If businesses widely adopt new technologies in areas covered by our products and services, we would have to develop new functionality for our products and services to work with such new technologies. This development effort may require significant engineering, marketing and sales resources, all of which would affect our business and operating results.

Any failure of our products and services to operate effectively with future technologies could reduce the demand for our products and services. We cannot guarantee that it will be able to anticipate future market needs and opportunities, extend our technological expertise and develop new products or expand the functionality of our current products in a timely and cost-effective manner, or at all. Even if we can anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

If we fail to anticipate market requirements or stay abreast of technological changes, we may be unable to successfully introduce new products, expand the functionality of our current products or convince our existing and potential customers of the value of our products in light of new technologies. Accordingly, our business, results of operations and financial condition could be harmed.

XIII.	Our success with SMB customers depends in part on our resale and distribution partnerships. Our business would be harmed if we fail to maintain or expand partner relationships.

We leverage the sales and referral resources of resale and referral partners through a variety of programs and rely on distribution partners especially for our SMB market acquisition. We expect that sales to partners will account for a substantial portion of our revenue for the foreseeable future. Our ability to achieve revenue growth and expand our SMB acquisition in the future will depend in part on our success in maintaining successful relationships with our partners. Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the products of several different companies. If our partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, our ability to grow our business, sell our software and maintain our reputation may be harmed. Our contracts with our partners generally allow us to terminate our agreements for any reason. The loss of a substantial number of our partners, the possible inability to replace them, the failure to recruit additional partners or the removal of our products and services from several major distribution partner’s resale platforms could harm our results of operations.

If we are unable to effectively utilize, maintain and expand these relationships, our revenue growth would slow, we would need to devote additional resources to the development, sales, and marketing of our products and services, and our financial results and future growth prospects would be harmed.

XIV.	Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on it or our customers. The revenue growth and potential profitability of our business depend on our current and prospective customers’ ability and willingness to invest money in information technology services, which in turn is dependent upon their overall economic health. Current or future economic uncertainties or downturns could harm our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. Continuing uncertainty in the global economy, particularly in Europe, which accounts for a significant portion of our revenue, makes it extremely difficult for us and our customers to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our products and services or to delay their purchasing decisions, which could lengthen our sales cycles.

To the extent our products and services are perceived by our existing and potential customers as costly, or too difficult to launch or migrate to, it would negatively affect our growth. Our revenue may be disproportionately affected by delays or reductions in general IT spending. Competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in certain industries may result in reduced overall spending on our products and services. We have a significant number of customers in the financial services, the public sector and the pharmaceutical and manufacturing industries. A substantial downturn in any of these industries, or a reduction in public sector spending, may cause enterprises to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers may delay or cancel information technology projects, choose to focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software are perceived by our existing and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be harmed.

XV.

The estimates of market opportunity and forecasts of market growth included in our recent filings with the SEC (including this Report) may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

The market for SaaS offerings, which includes some of our most relevant products and services is relatively new and will experience changes over time. Customer demands for our products and services, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products, or the success of existing competitive products are difficult to predict and based on assumptions and estimates that may be inaccurate. In order for us to market and sell our products and services, we must successfully demonstrate to enterprise IT and business personnel the potential value of our offerings and persuade them to devote a portion of their budgets to the different products and services that we offer to manage, migrate and protect their data. We cannot provide any assurance that enterprises will recognize the need for our products and services or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on managing, migrating and protecting data may not yet be viewed as a necessity by enterprises or enterprises may determine that the stock functionality by existing technology providers may be sufficient, and accordingly, our sales effort is and will be focused in large part on explaining the need for, and value offered by, our offerings. The addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through our products and services, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment, and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate and our ability to produce accurate estimates and forecasts may be impacted by the economic uncertainty associated with the COVID-19 pandemic. Even if the market in which we compete meets the size estimates and growth forecasted in this Report, our business could fail to grow at similar rates, if at all.

XVI.	If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.

We may continue to experience rapid growth and organizational change, which may continue to place significant demands on our management and our operational and financial resources. We have also experienced growth in the number of customers, the average revenue size per customer, and the amount of data that the used hosting infrastructure supports. Our success will depend in part on our ability to manage this growth effectively. We will require significant investment expenditure and valuable management resources to grow without undermining our culture of agility, passion and teamwork, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves our corporate culture, it could negatively affect our reputation and ability to retain and attract customers and employees.

We intend to expand our international operations in the future, including in additional countries where we have not previously had a presence, and we intend to make direct and substantial investments to continue our expansion efforts. Our expansion will continue to place a significant strain on our managerial, administrative, financial, and other resources. If we are unable to manage our growth successfully, our business and results of operations could suffer.

It is important that we maintain a high level of customer service and satisfaction as we expand our business. As our customer base continues to grow, we will need to expand our account management, customer service, solutions professionals and other personnel. Failure to manage growth could result in difficulty or delays in launching our products and services, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these could adversely impact our business performance and results of operations.

XVII.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and services. If we are not able to generate traffic to our website through digital marketing, our ability to attract new customers may be impaired.

Our ability to increase our customer base and achieve broader market acceptance of our products and services will depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also have dedicated, and plans to further dedicate, significant resources to sales and marketing programs, including search engine and other online advertising. The effectiveness of our online advertising may continue to vary due to competition for key search terms, changes in search engine use, and changes in search algorithms used by major search engines and other digital marketing platforms. Another major investment is in marketing technology to better connect our systems and data among sales, product, and marketing, in order to create a more seamless user experience. Our business and operating results will be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

If the cost of marketing our products and services over search engines or other digital marketing platforms increases, our business and operating results could be harmed. Competitors also may bid on the search terms that we use to drive traffic to our website. Such actions could increase our marketing costs and result in decreased traffic to our website. Furthermore, search engines and digital marketing platforms may change their advertising policies from time to time. If these policies delay or prevent us from advertising through these channels, it could result in reduced traffic to our website and subscriptions to our products and services. New search engines and other digital marketing platforms may develop, particularly in certain jurisdictions, that reduce traffic on existing search engines and digital marketing platforms. If we are not able to achieve prominence through advertising or otherwise, it may not achieve significant traffic to our website through these new platforms and our business and operating results could be harmed.

XVIII.

We depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our platform. This could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.

We currently serve the majority of our SaaS offerings from third-party data center hosting facilities in different geographical locations that are operated by Microsoft. Our products and services, in particular SaaS offerings, are deployed to multiple data centers within these geographies, with additional geographies available for disaster recovery. Our operations depend, in part, on our third-party providers’ protection of these facilities from natural disasters, power or telecommunications failures, criminal acts, or similar events. If any third-party facility’s arrangement is terminated, or our service lapses, we could experience interruptions in our platform, latency, as well as delays and additional expenses in arranging new facilities and services.

A significant portion of our operating cost is from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation or otherwise, we may not be able to increase the fees for our products and services to cover the changes. As a result, our operating results may be significantly worse than forecasted. Our failure to achieve or maintain sufficient and performant data transmission capacity could significantly reduce demand for our products and services.

Seasonal or singular events may significantly increase the traffic on our own and the used third-party’s servers and the usage volume of our products. Despite precautions taken at the used data centers, spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice, or other unanticipated problems (such as the COVID-19 pandemic) could result in lengthy interruptions or performance degradation of our platform. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our products and services. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to terminate their subscriptions, any of which could harm our business. If we incur such losses or liabilities, we might be unable to recover significant amounts from our third-party providers (even if they were primarily or solely responsible) because of restrictive liability and indemnification terms.

XIX.	Interruptions or performance problems associated with our website or support website may harm our business.

Our continued growth depends in part on the ability of our existing and potential customers to quickly access our website and support website. Access to our support website is also imperative to our daily operations and interaction with customers, as it allows customers to download our software, fixes and patches, as well as open and respond to support tickets and register license keys for evaluation or production purposes. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including natural disasters, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our software becomes more complex and user traffic increases. If our websites are unavailable or if our users are unable to download our software, patches or fixes within a reasonable amount of time, or at all, we may suffer reputational harm and our business would be negatively affected.

XX.

If there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in using our products and services.

Our continued growth depends, in part, on the ability of our existing and potential customers to access our products and services 24 hours a day, seven days a week, without interruption or performance degradation. We have experienced, and may in the future experience, disruptions, outages, and other performance problems with our infrastructure. These can be due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, or other security-related incidents, any of which may be recurring. As we continue to add customers, expand geographically, and enhance our products’ and/or services’ functionality, the additional scale may increase complexity and our average uptime for future periods may decrease. We may not be able to identify the cause or causes of these performance problems promptly. If our products and services are unavailable or if our customers are unable to access our products and services within a reasonable amount of time, our business would be harmed. Any outage of our products and services would impair the ability of our customers to engage in their own business operations, which would negatively impact our brand, reputation and customer satisfaction. We provide service credits to our customers for downtime they experience using our SaaS products. Any downtime or malfunction could require us to issue a significant amount of service credits to customers. Issuing a significant amount of service credits would negatively impact our financial position.

We depend on services from various third parties to maintain our infrastructure and any disruptions to these services, including from causes outside our control, would significantly impact our products and services. In the future, these services may not be available to us on commercially reasonable terms, or at all. Loss of any of these services could decrease our products’ and/or services’ functionality until we develop equivalent technology or, if equivalent technology is available from another party, we identify, obtains and integrates it into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to address capacity constraints, upgrade our systems, and develop our technology and network architecture to accommodate actual and anticipated technology changes.

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to grow our customer base, subject us to financial liabilities, and otherwise harm our business, results of operations, and financial condition.

Risks Related to Our Operations and Financial Condition

I.	We anticipate that our operations will continue to increase in complexity as we grow, which will create management challenges.

Our business has experienced strong growth and is complex. This growth is expected to continue, and our operations will be increasingly complex. To manage this growth, we will make substantial investments to improve our operational, financial, and management controls as well as our reporting systems and procedures. We may not be able to implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or individually negotiated provisions as the number of customers continues to grow. Our systems and processes may not prevent or detect all errors, omissions, or fraud. We may have difficulty managing improvements to our systems, processes and controls or in connection with third-party software. This could impair our ability to provide our products and services to our customers, causing us to lose customers, limiting products and services to less significant updates, or increasing technical support costs. If we are unable to manage this complexity, our business, operations, operating results and financial condition may suffer.

As our customer base continues to grow, we will need to expand our services and other personnel and maintain and enhance our partnerships to provide a high level of customer service. Extended stay-at-home, business closure, and other restrictive orders may impact our ability to identify, hire, and train new personnel. We will also need to manage our sales processes as our sales personnel and partner network continue to grow and become more complex, and as we continue to expand into new geographies and market segments. If we do not effectively manage this increasing complexity, the quality of our platform and customer service could suffer, and we may not be able to adequately address competitive challenges. These factors could impair the ability to attract and retain customers and expand customers’ use of our products and services.

II.	If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe enhancing the “AvePoint” brand and maintaining our reputation in the information technology industry will be critical for the continued acceptance of our existing and future products and services, attracting new customers to our products and services, and retaining existing customers. The importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, the ability to provide high-quality, innovative, reliable and useful products and services to meet the needs of our customers at competitive prices, the ability to be responsive to customer concerns and provide high quality customer support, training and professional services, the ability to maintain our customers’ trust, the ability to continue to develop new functionality and products, and the ability to successfully differentiate our products and services.

Additionally, partners’ performance may affect the AvePoint brand and reputation if customers do not have a positive experience. Brand promotion activities may not generate customer awareness or yield increased revenue. Even if they do, any increased revenue may not offset the expenses incurred in building our brand. Furthermore, independent industry analysts may provide reviews of our products and services, as well as other products available in the market, and perception of our products and services in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive than reviews about other products available in the market, the AvePoint brand may be harmed. Furthermore, negative publicity relating to events or activities attributed to employees, partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to reputation and loss of brand equity may reduce demand for our products and harm our business, results of operations and financial condition. Any attempts to rebuild our reputation and restore the value of our brand may be costly and time consuming, and such efforts may not ultimately be successful. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain existing customers to realize a sufficient return on our brand-building efforts, and our business could suffer.

III.	If we fail to offer high quality support, our business and reputation could suffer.

Our customers have historically relied on our personnel for support related to our products, in particular SaaS products. High-quality support will continue to be important for the renewal and expansion of agreements with our existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers, particularly MM and large enterprise customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new products and services to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

IV.

If our products and services do not effectively interoperate with our customers’ existing or future IT infrastructures or do not operate as effectively when accessed through mobile devices, customers may not be satisfied, which could harm our business.

Our success will depend in part on the interoperability of our products and services with third-party operating systems, applications, data, web browsers and devices that hawse have not developed and does not control. Due to the continuing rapid growth of the use of mobile devices in business operations, this also includes third-party mobile devices and mobile operating systems. Any changes in such operating systems, applications, data, web browsers or devices that degrade the functionality of our products and services or give preferential treatment to competitive services could harm the adoption and usage of our products and services. We may not be successful in adapting our products and services to operate effectively with these operating systems, applications, data or devices. Effective mobile functionality is a part of our long-term development and growth strategy. If customers have difficulty accessing and using our products and services (including on mobile devices) or if our products and services cannot connect a broadening range of applications, data and devices, then customer growth and retention may be harmed and our business and operating results could be harmed.

V.	Activities of our customers and partners could damage our brand, subject us to liability and harm our business and financial results.

Our license terms prohibit our customers from using our products in breach of any applicable laws or regulations and, in particular, to use our SaaS products in any way that is unlawful, illegal, fraudulent or harmful or in connection with any unlawful, illegal, fraudulent or harmful purpose or activity and our license terms permit it to terminate an agreement and the granted licenses for our products if we become aware of illegal use. Our customers or partners may nonetheless engage in prohibited or illegal activities or use our products in violation of applicable laws, which could subject it to liability. Furthermore, our brand may be negatively impacted by the actions of customers or partners that are deemed to be hostile, offensive, inappropriate, or illegal. We do not expect to proactively monitor or review the appropriateness of the content of stored by our customers or our partners’ activities. Safeguards may not be sufficient for us to avoid liability or avoid harm to the AvePoint brand. Hostile, offensive, inappropriate, or illegal use could harm our business and financial results.

In many jurisdictions, laws relating to the liability of providers of online services for activities of our customers and other third parties are being tested by actions based on defamation, invasion of privacy, unfair competition, copyright and trademark infringement, and other theories. Any court ruling or other governmental regulation or action that imposes liability on customers of online services in connection with the activities of our own clients or other third parties could harm our business. We could also be subject to liability under applicable law, which may not be fully mitigated by our license terms. Any liability attributed to us could harm our brand, reputation, ability to expand our subscriber base, and financial results.

VI.	We plan further geographic expansion, which will create a variety of operational challenges.

A significant component of our growth strategy involves the further expansion of our operations and customer base internationally. We currently have locations in the United States, Australia, China, France, Germany, Japan, the Netherlands, the Philippines, Singapore, South Africa, Sweden, Switzerland, the United Kingdom and Vietnam. We intend to continue to adapt and develop strategies to address international markets, but such efforts may not be successful. In addition, the COVID-19 pandemic and related stay-at-home, business closure, and other restrictive orders and travel restrictions may pose additional challenges for international expansion and may impact our ability to launch in new locations and further expand geographically.

This will require significant management attention and financial resources. We may face difficulties, including: (1) costs associated with developing software and providing support in many languages, (2) varying seasonality patterns, (3) potential adverse movement of currency exchange rates, (4) longer payment cycles and difficulties in collecting accounts receivable, (5) tariffs and trade barriers, (6) a variety of regulatory or contractual limitations on our ability to operate, (7) adverse tax events, (8) reduced protection of intellectual property rights, (9) a geographically and culturally diverse workforce and customer base, and (10) travel restrictions associated with the COVID-19 pandemic. Failure to overcome any of these difficulties could negatively affect the results of operations.

Our international operations will involve a variety of risks, including:

•	Changes in a country’s or region’s political or economic conditions;
•	Economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;
•	The need to adapt and localize products and services for specific countries;
•	Greater difficulty in receiving payments from different geographies, including difficulties associated with currency fluctuations, transfer of funds, longer payment cycles and collecting accounts receivable, especially in emerging markets;
•	Potential changes in trade relations arising from policy initiatives implemented by the current administration or by a successor administration;
•	Compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	Unexpected changes in laws, regulatory requirements, taxes, or trade laws;
•	More stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•	Differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•	Challenges inherent in efficiently managing an increased number of employees over large geographic distances (including in a work-from-home environment), including the need to implement appropriate systems, policies, benefits, and compliance programs;
•	Difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•	Increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•	Currency exchange rate fluctuations and the resulting effect on revenue and expenses, and the cost and risk of entering into hedging transactions if we elect to do so in the future;
•	Limitations on the ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	Laws and business practices favoring local competitors or general preferences for local vendors;
•	Limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
•	Political instability or terrorist activities;
•	Risks related to global health epidemics, such as the COVID-19 pandemic, including restrictions on our and our customers’ ability to travel, disruptions in customers’ ability to distribute products, and temporary closures of customers’ facilities;
•	Exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act of 2010, the UK Proceeds of Crime Act 2002, and similar laws and regulations in other jurisdictions;
•	Compliance with laws and regulations for foreign operations, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on the ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
•	Heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements; and
•	Adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Any of these risks could harm our international operations, reduce our revenue from outside the United States or increase our operating costs, harming our business, results of operations and financial condition and growth prospects. There can be no assurance that all of our employees, independent contractors and partners will comply with the formal policies we will implement, or applicable laws and regulations. Violations of laws or key control policies by employees, independent contractors and partners could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our software and services and could harm our business and results of operations. If we invest substantial time and resources to expand our international operations and is unable to do so successfully, our business and operating results will suffer.

VII.	We will be exposed to fluctuations in currency exchange rates, which could negatively our revenue and earnings.

We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Euro, Japanese Yen, British Pound, Singapore Dollar and Chinese Yuan, relative to the U.S. Dollar, will significantly affect our total assets, revenue, operating results and cash flows, which will be reported in U.S. Dollars. In particular, the economic uncertainties relating to Brexit, and European sovereign and other debt obligations may cause the value of the British Pound and Euro to fluctuate relative to the U.S. Dollar. Fluctuations in foreign currency rates, including the strengthening of the U.S. Dollar against the Euro and most other major international currencies, could harm our revenue growth in terms of the amounts that will be reported in U.S. Dollars after converting our foreign currency results into U.S. Dollars. In addition, reported assets will generally be negatively impacted when the dollar strengthens relative to other currencies as a portion of our cash and bank deposits, among other assets, will be held in foreign currencies and reported in U.S. Dollars.

We will incur expenses for employee compensation and other operating expenses at our non-U.S. locations in local currencies. The weakening of the U.S. dollar against such currencies would cause the U.S. dollar equivalent of such expenses to increase, which could have a negative impact on our reported results of operations. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be harmed.

VIII.

Changes in subjective assumptions, estimates and judgments by management related to complex accounting matters or changes in accounting principles generally accepted in the United States could significantly affect our financial condition and results of operations.

GAAP and related pronouncements, implementation guidelines, and interpretations apply to a wide range of matters that will be relevant to our business, including revenue recognition, stock-based compensation, deferred commissions and business combinations. These matters are complex and will involve subjective assumptions, estimates, and judgments by management. Changes in GAAP, these accounting pronouncements or their interpretation or changes in underlying assumptions, estimates, or judgments by management, the Financial Accounting Standards Board (“FASB”), the SEC and others could significantly change our reported or expected financial performance, which could impact the market price for our common stock.

IX.

We may acquire or invest in companies, which may divert management’s attention and result in additional dilution to stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies. Key personnel of the acquired companies may choose not to work for us, their software may not be easily adapted, or we may have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. We may also experience difficulties integrating personnel of the acquired company into our business and culture. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. The anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult, and expensive, and the ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;
•	use cash that we may need in the future to operate our business;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•	incur large charges or substantial liabilities;
•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

X.

We intend to invest significantly in research and development, and to the extent such research and development investments do not translate into new products or material enhancements to our products, or if we do not use those investments efficiently, our business and results of operations would be harmed.

A key element of our strategy will be to invest significantly in our research and development efforts to develop new products and enhance our existing products to address additional applications and markets. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product or service being developed could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product or service. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it would harm our business and results of operations.

XI.

If our products and services fail to perform properly, or if we fail to develop enhancements to resolve performance issues, we could lose customers, become subject to performance or warranty claims, or incur significant costs.

Our operations will be dependent upon our ability to prevent system interruption. The applications underlying our products and services are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. Also, our software will be installed and used in a variety of computing environments with different operating system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. While we have not historically experienced any defects, errors, disruptions in service, cyber-attacks, or other performance problems with our software that materially influenced our sales performance, there is no assurance that such defects, problems or events will not occur in the future, whether in connection with the day-to-day operation, upgrades or otherwise. Any of these occurrences could result in loss of customers, lost or delayed market acceptance and sales of our products and services, delays in payment by customers, injury to our reputation and brand, legal claims, including warranty and service claims, diversion of resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.

We may discover defects in our products and services that could result in data unavailability, unauthorized access, loss, corruption, or other harm to our customers’ data. Despite testing we may not be able to detect and correct defects or errors before release. Consequently, we or our customers may discover defects or errors after our products and services have been deployed. We expect to implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could terminate their contracts, delay or withhold payment, or cause us to issue credits, make refunds, or pay penalties. The costs incurred or delays resulting from the correction of defects or errors in our software or other performance problems may be substantial and could harm our operating results. Moreover, customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

Risks Related to Data Privacy and Cybersecurity

I.

To the extent our security measures are compromised, our products and services may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our products and services, our reputation being harmed, the incurrence of significant liabilities, and harm to our results of operations and growth prospects.

Our operations may, in some cases, involve the storage, transmission and other processing of customer data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. While we have security measures in place designed to protect us and our customers’ confidential and sensitive information and prevent data loss, such measures cannot provide absolute security and may not be effective to prevent a security breach, including as a result of employee error, theft, misuse or malfeasance, third-party actions, unintentional events or deliberate attacks by cyber criminals, any of which may result in someone obtaining unauthorized access to our customers’ data, our data, our intellectual property and/or other confidential or sensitive business information. Importantly, the scope of our internal information controls and security measures is limited to the scope of our information security management system (“ISMS”). All of the legal entities (and each of their respective employees) within our global corporate structure are contractually bound to the ISMS, but failure by any of our subsidiaries or affiliates (or employees thereof) to abide by the terms and conditions imposed by our ISMS could result in increased vulnerabilities, decreased integrity of our assets, and ultimately, liability, loss of business, and loss of customer confidence.

The ISMS applies to the use of information, network resources, and electronic and computing devices to conduct business or interact with internal networks and business systems, whether owned or leased by us, our employees, or a third party. All employees, contractors, consultants, as well as our affiliates and subsidiaries are responsible for exercising good judgment regarding appropriate use of information, electronic devices, and network resources in accordance with the ISMS, as well as local laws and regulation. While we have policies and procedures to address global compliance with the ISMS, our employees and agents could violate these policies and applicable law, for which we may be ultimately held responsible. We are taking further steps to assess globally managed departmental systems to ensure ISMS standards are maintained. Based on the results of that analysis, if, as, and when necessary, we will subsequently implement a remediation plan that will include tools, training, and education to ensure (A) repeatable procedures are being implemented that protect the confidentiality, availability, and integrity of assets from threats and vulnerabilities in accordance with the ISMA standards and protocols, and (B) that vulnerability testing is being performed, measured, and documented across our global operations landscape.

Outside of the ISMS and the internal security measures and data protections we have developed (and continue to improve), third parties may attempt to fraudulently induce employees, contractors or users to disclose information, including user names and passwords, to gain access to our customers’ data, our data or other confidential or sensitive information, and we may be the target of email scams that attempt to acquire personal information or our assets.

Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, such resources may not be sufficient, and as cyber-security threats develop, evolve and grow more complex over time, it may be necessary to make significant further investments to protect our data and infrastructure. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation and business could be damaged and we could incur significant liability.

As we rely on third-party and public-cloud infrastructure, it depends in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

II.

We are expected to store personal and other confidential information of our customers, which may in turn contain third-party personal or other confidential information. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed, and we may be exposed to liability and loss of business.

We may in some cases transmit or store personal and other confidential information of our partners, customers, and third parties (e.g. if the customer uses our products to create backups of their information) on storage space owned or provided by us. While we have in the past taken, and intend to take, steps to protect personal information and other confidential information that we have access to, including information we may obtain through our customer support services or customer usage of our products, we will not proactively monitor (or may not even be able to access) the content that our customers upload or process otherwise or the information provided to us through the use of our products and services. Therefore, we will not control the substance of the content on our storage space owned or provided by us, which may include personal or other confidential information.

We will also use third-party service providers and sub-processors to help us deliver services to our customers. Such service providers and sub-processors may store personal information and/or other confidential information. Such information may be the target of unauthorized access or subject to security breaches as a result of third-party action, employee error, malfeasance or otherwise. Many companies that provide these services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic. Any of these could result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability or harm our business, financial condition, and results of operations. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Even if such a data breach did not arise out of our action or inaction, or if it were to affect one or more of our competitors or customers’ competitors, rather than us, the resulting concern could negatively affect our customers and our business. Concerns regarding data privacy and security may cause some customers to stop using our products and services and fail to renew their subscriptions. In addition, failures to meet our customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers, and grow our business.

Our failure to comply with legal or contractual requirements around the security of personal information could lead to significant fines and penalties, as well as claims by customers, affected data subjects, or other stakeholders. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and harm our reputation and the demand for our platform.

If credit card information is stored in our systems or transmitted, stored or otherwise processed via our products and services and our security measures fail to protect credit card information adequately, we could be liable to our partners, the payment card associations, our customers or affected credit card holders. We could be subject to fines and face regulatory or other legal action, and our customers could end their relationships with us. The limitations of liability in our contracts may not be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

Insurers could deny coverage as to any future claim. We seek to cap the liability to which we are exposed in the event of losses or harm to our customers, including those resulting from security incidents, but we cannot be certain that we will obtain these caps or that these caps, if obtained, will be enforced in all instances. The successful assertion of one or more large claims against us, or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our business, financial condition, and results of operations. Furthermore, the cybersecurity insurance we maintain may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover our remediation expenses or any claim against us for loss of data or other indirect or consequential damages. Defending any suit based on or related to any data loss or system disruption, regardless of its merit and available insurance coverage, could be costly and divert management’s attention.

We will also be subject to federal, state, and foreign laws regarding cybersecurity and the protection of data. Many jurisdictions have enacted laws requiring companies to notify individuals of security breaches involving certain types of personal information. Our agreements with certain customers and partners will require us to notify them of certain security incidents. Some jurisdictions and customers require us to safeguard personal information or confidential information using specific measures. If we fail to observe these requirements, our business, operating results, and financial condition could be harmed.

III.

Successful cyberattacks or data breaches at other technology companies, service providers, retailers, and other participants within our industry, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures, which could result in reduced use of our products and services.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our and our counterparts’ within the industry respective ability to provide service. Our products and services (and those of our partners and competitors within the industry) involve the collection, storage, processing, and transmission of a large amount of data. Any failure by those institutions and participants in our industry to prevent or mitigate security breaches and improper access to or disclosure of data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could indirectly harm our business and reputation and diminish our competitive position within the market generally. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, and while we anticipate that such events may occur on our systems in the future, the impact on those within our industry has already adversely impacted the market’s perception of the effectiveness of our and our partners’ security measures and countermeasures. Such breaches and attacks on our counterparts within the industry and within our market may cause, among other things, interruptions to the provision of service, degradation of the user experience, the loss of user confidence and trust in our products, or result in financial harm to us.

IV.

If we are not able to provide successful updates, enhancements and features to our technology to, among other things, keep up with emerging cyber threats and customer needs, our business could be adversely affected.

Our industry is marked by rapid technological developments and demand for new and enhanced services and features to meet the evolving needs of our customers. In particular, cyber threats are becoming increasingly sophisticated and responsive to the new security measures designed to thwart them. If we fail to identify and respond to new and increasingly complex methods of attack and update our products to detect or prevent such threats, our business and reputation will suffer. The success of any new enhancements, features or services that we introduce depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing technologies will increase our research and development expenses. If we are unable to successfully enhance our existing services to meet customer requirements, increase adoption and usage of our services, or develop new services, enhancements, features and products, our business and operating results will be harmed. Our efforts to protect our company data or the information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our vendors' information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that evolve.

V.	Natural catastrophic events and man-made problems such as power disruptions, global pandemics, computer viruses, data security breaches and terrorism may disrupt our business.

We rely heavily on our and third parties’, in particular Microsoft’s, network infrastructure and IT systems for our business operations. An online attack, earthquake, fire, terrorist attack, power loss, global pandemics, such as the COVID-19 pandemic, telecommunications failure, or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, and loss of critical data or customer data. Such events could prevent us from providing our products and services to our customers. A catastrophic event that results in the destruction or disruption of our or third parties’ data centers, or our network infrastructure or IT systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations, and harm our operating results. We may also incur significant costs for using alternative equipment or facilities or taking other actions in preparation for, or in reaction to, any such events.

Further, if a catastrophic event occurs in a region from which we derive a significant portion of our revenue, customers in such region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of partners, customers or the economy as a whole. Given our historical concentration of sales at each quarter end, any disruption in the business of partners or customers that impacts sales at the end of each quarter could harm our quarterly results. All of the aforementioned risks may be augmented if disaster recovery plans for the or our partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of products, our business, financial condition and results of operations would be harmed.

In addition, as computer malware, viruses, computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent, we will face increased risk from such activities. Such activities threaten the performance, reliability, security, and availability of our products and services. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches to our systems could, among other things, harm our reputation and our ability to retain existing customers and attract new customers.

VI.

Evolving global internet laws, regulations and standards, privacy regulations, cross-border data transfer restrictions, and data localization requirements may limit the use and adoption of our services, expose us to liability, or otherwise harm our business.

Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the internet as a commercial medium. These laws and regulations could impact taxation, internet neutrality, tariffs, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services. Legislators and regulators may make legal and regulatory changes or apply existing laws in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These laws and regulations and resulting increased costs could materially harm our business, results of operations, and financial condition.

Further, we have historically collected and utilized, and we will continue to collect and utilize, demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers and others) as they interact with us over the internet and otherwise provide us with information whether via our website or blogs or through email or other means. Users may provide personal information to us in many contexts, including through our direct telephonic or web-based support service, newsletter or webinar sign-up, product purchase, survey registration, or when accessing online support portals or using other community or social networking features. Because we expect to continue to collect and utilize this information, we are subject to laws and regulations regarding the collection, use and disclosure of personal information.

Privacy and data information security have become a significant issue in the United States and in many other countries where we will have employees and operations and offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, that requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Similar privacy legislation has been passed in Virginia: the Virginia Consumer Data Protection Act (the “VCDPA”), which went into effect on March 2, 2021. Under the VCDPA, Virginia residents have the rights to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the CCPA.  However, the VCDPA departs from its California counterpart and aligns with the European Union’s General Data Protection Regulation (“GDPR”) in a few key respects, including with respect to the adoption of data protection assessment requirements, and “controller” and “processor” terminology. The VCDPA also departs from the CCPA by leaving enforcement entirely up to the Attorney General and not providing a private right of action for consumers. These differing regulations across U.S. states introduce significant complexity to our already complex regulatory compliance obligations, and could increase costs related to legal research, infrastructure improvements, operational development, and engagement of third party advisors, in addition to the aforementioned penalties for non-compliance or violation.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the European Union (the “EU”) data protection regime, the GDPR became enforceable on May 25, 2018. Additionally, the United Kingdom enacted legislation in May 2018 that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit”, has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated following Brexit. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability and may otherwise adversely impact our business, financial condition and operating results.

Many of these laws and regulations contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the effectiveness of data subject and consumer consent. They could restrict our ability to store and process personal data (in particular, the ability to use certain data for purposes such as risk or fraud avoidance, marketing, advertising, lead generation or customer targeting), to control costs by using certain vendors or service providers, and to offer certain services in certain jurisdictions. This could reduce revenue and the general demand for our products and services.

Such laws and regulations are furthermore often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. For example, the European Court of Justice recently invalidated the U.S.-EU Privacy Shield as a basis for transfers of personal data from the EU to the U.S. while upholding standard contractual clauses as a mechanism for transfers. Our response to these requirements globally may not meet the expectations of individual customers, affected data subjects, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that it is unable or unwilling to make. This could lead to the loss of existing or potential customers or other business relationships.

Certain laws and regulations, like the GDPR, also include restrictions on the transfer of personal information across national borders. Because our services will be accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with such laws even in jurisdictions where we have no local entity, employees or infrastructure. Some of these laws include strict localization provisions that require certain data to be stored within a particular region or jurisdiction. We will rely on a globally distributed infrastructure in order to be able to provide our services efficiently, and consequently may not be able to meet the expectations of customers who are located in or otherwise subject to such localization requirements, which may reduce the demand for our services.

Our failure to comply with these and additional laws or regulations could expose us to significant fines and penalties imposed by regulators, as well as legal claims by customers or other relevant stakeholders. Similarly, many of these laws require us to maintain an online privacy policy and terms of service that disclose our practices regarding the collection, processing, and disclosure of personal information. If these disclosures contain any information that a court or regulator finds to be inaccurate or inadequate, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase the costs of doing business, and harm our reputation.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, but cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could harm our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability, damage our reputation, inhibit sales and harm our business.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.

Finally, additional requirements to pass certifications and/or to comply with local laws, especially as they relate to data storage and processing, may drastically increase cost of cloud-based operations and shrink our margins.

Legal and Regulatory Risks

I.

We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position, or cause us to lose valuable assets, experience reduced revenue, or incur costly litigation.

Our success is dependent, in part, upon protecting our proprietary technology. We have historically relied on a combination of trade secret laws, contractual provisions, trademarks, service marks, and copyrights in an effort to establish and protect our proprietary rights. However, the steps we have taken, and the steps we intend to take, to protect our intellectual property may be inadequate.

Any of our trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products and services or adopt similar or identical brands for competing products and services. Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and services and use information that we regard as proprietary to create products and services that compete with us. Some license provisions restricting unauthorized use, copy, transfer, and disclosure of our intellectual property may be unenforceable under the laws of jurisdictions outside the United States.

To the extent we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information may increase. Moreover, effective trademark, copyright, and trade secret protection may not be available or commercially feasible in every country in which it conducts business. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing. Changes in the law could make it harder for us to enforce our rights.

We will continue to enter into confidentiality and invention assignment agreements with our employees and consultants and into confidentiality agreements with strategic and business partners, advisers and customers. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information, that the agreements that we entered into will be effective in controlling access to and distribution of our proprietary information or that they will provide an adequate remedy in the event of unauthorized disclosure of confidential information. These agreements also will not prevent our competitors or partners from independently developing technologies that are equivalent or superior to our products and services. In addition, former employees or contractors may start working for competitors and may use our confidential information there.

We may be required to spend significant resources to monitor, protect, and enforce our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. Such litigation could result in the impairment or loss of portions of our intellectual property. Enforcement of our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly. An adverse determination could risk the issuance or cancellation of pending trademark filings. Because of the substantial discovery required in connection with intellectual property litigation, our confidential or sensitive information could be compromised by disclosure in litigation. Litigation could result in public disclosure of results of hearings, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a negative impact on the price of our common stock.

Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of management’s attention and resources, could delay further sales or the implementation of our products and services, impair the functionality of our products and services, delay introductions of new functionality to our products and services, result in the substitution of inferior or more costly technologies into our products and services, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results, and financial condition could be harmed.

II.

We may become subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies or contractual and legal defenses may not be able to withstand any third-party claims or rights against the use of our technologies. These lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention. Our future success will depend in part on not infringing the intellectual property rights of others.

Many software companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted, could require that we pay substantial damages, ongoing royalty or license payments, re-engineer all or a portion of our products and services, or comply with other unfavorable terms. If a third party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products and services or cease business activities covered by such intellectual property. Any such development could prevent us from competing effectively. We may be contractually obligated to indemnify our customers for third party claims of different kinds, in particular for infringement of a third party’s intellectual property rights. Responding to such claims regardless of their merit, can be time-consuming and costly to defend in litigation, and can damage our reputation and brand. We also may be required to redesign our products and services, delay product releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our products and services. Requiring us to change one or more aspects of the way we deliver our products and services may harm our business.

Although we carry general liability insurance and other insurance, our insurance may not cover potential claims of this type. Insurance may not be adequate to cover us for all liability that may be imposed. We may not be able to maintain our insurance coverage. We cannot predict the outcome of lawsuits and cannot assure you that the results of any of these actions will not harm our business, operating results or financial condition.

III.	Contractual indemnity provisions could expose us to substantial liability for intellectual property infringement, data protection, and other losses.

Some of the agreements with customers and other third parties to be in effect include indemnification provisions under which we will be obligated to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection breaches, confidentiality breaches, breaches of IT security obligations, damages to property or persons, or other liabilities relating to or arising from our products, services or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations and financial condition. Although we will attempt to contractually limit our liability with respect to such obligations in negotiations, such negotiations may be fruitless and we may, with or without liability limitations in place, still incur substantial liability related to them and may be required to cease use of certain functions of our products and services as a result of any such claims. Any dispute with a customer with respect to such obligations could harm our relationship with such customer, other existing customers, and potential customers. Such a dispute could harm our business and results of operations.

IV.	We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we violate the controls.

Our products are and will be subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We incorporate encryption technology into our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. We previously obtained the required licenses to export our products outside of the United States. If the applicable U.S. legal requirements regarding the export of encryption technology were to change or if we change the encryption means in our products, we may need to apply for new licenses. There can be no assurance that we will be able to obtain the required licenses under such circumstances. Furthermore, various other countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit the ability to distribute our products or could limit our customers’ ability to implement our products in such countries.

Furthermore, our activities are and will be subject us to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. embargoes or sanctions. The current U.S. presidential administration may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we will take precautions to prevent our products and services from being exported in violation of these laws, including obtaining authorizations for our products and services, performing geolocation IP blocking and screenings against U.S. and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we intend to take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

If our customers or partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be harmed, through reputational harm as well as other negative consequences, including government investigations and penalties. We presently incorporate export control compliance requirements into our license and partner agreements; however, no assurance can be given that our licensees and partners will comply with such requirements.

Various countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements. Some countries have enacted laws that could limit the ability to distribute our products and services or could limit our customers’ ability to implement our products and services in those countries. Changes in our products and services or future changes in export and import regulations may create delays in the introduction of our products and services in international markets, prevent our customers with international operations from deploying our products and services globally or, in some cases, prevent the export or import of our products and services to certain countries, governments, or persons altogether. Various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could limit our ability to export or sell our products and services to existing or potential customers with international operations. Any decreased use of our products and services or limitation on our ability to export or sell products and services would harm our business, operating results, and prospects.

V.	We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act of 2010, the UK Proceeds of Crime Act 2002, and other anti-bribery and anti-money laundering laws in the countries in which it conducts activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. These laws are interpreted broadly to prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. As we seek to increase our international sales and business and sales to the private and public sector, we may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities in other countries, which also include countries known to experience corruption, particularly certain emerging countries in Africa, East Asia, Eastern Europe, South America and the Middle East. Activities in such countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, partners or third-party intermediaries that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we will have policies and controls intended to prevent these practices by our employees, consultants, partners and third-party intermediaries, existing safeguards and any future improvements may prove to be less than effective, and we could be held liable for corrupt or other illegal activities of such third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, our employees and agents could violate these policies and applicable law, for which we may be ultimately held responsible. As we seek to increase our international sales and business, our risks under these laws may increase. Noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. Responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.

Tax Risks

I.	Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our ability to utilize NOLs and other tax attributes could be limited if we undergo an ownership change within the meaning of Section 382 of the Code. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by 5% stockholders in any three-year period. If an ownership change occurs as a result of the sale of our common stock pursuant to the Mergers, is deemed to result from future changes in ownership of AvePoint, or results from the cumulative effect of such transactions, we may not be able to fully realize the benefits of these NOLs. Also, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income.

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”), generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing NOLs generated in tax periods beginning after December 31, 2017, to be carried forward indefinitely. Under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the amount of NOLs that we are permitted to deduct in any taxable year beginning after December 31, 2020, is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. The changes in the carryforward/carryback periods as well as the limitation on use of NOLs in the taxable years beginning after December 31, 2020 may affect our ability to fully utilize available NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

II.

Examinations by relevant tax authorities may result in material changes in reserves for tax positions taken in previously filed tax returns or may impact the valuation of certain deferred income tax assets, such as NOL carryforwards.

Based on the outcome of examinations by relevant tax authorities, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is possible that the reserves for tax positions taken in previously filed tax returns will materially change from those recorded in our financial statements. In addition, the outcome of examinations may impact the valuation of certain deferred income tax assets (such as NOL carryforwards) in future periods. It is not possible to estimate the impact of such changes, if any, to such reserves for uncertain tax positions.

III.	Changes in tax laws or regulations that are applied adversely to us or our customers could increase the cost of our products and services and adversely impact our business.

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Any new taxes could harm our domestic and international business operations and our business and financial performance. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified or applied adversely. These events could require us or customers using our products and services to pay additional tax amounts on a prospective or retroactive basis. They could require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential customers may elect not to continue to subscribe or elect to subscribe to our products and services in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our and our customers’ compliance, operating and other costs, as well as the costs of our products and services. Any or all of these events could adversely impact our business and financial performance.

IV.	Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could our results.

We will be subject to income taxation in the United States and numerous other jurisdictions. Determining our provision for income taxes will require significant management judgment. In addition, the provision for income taxes could be negatively impacted by many factors, including, among other things, changes to our operating structure, changes in the amounts of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross- jurisdictional transfer pricing or other matters and assess additional taxes. While we regularly evaluate the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. In addition, we may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. The final determination of any tax audits or litigation could be materially different from historical tax provisions and accruals, which could harm our results of operations or cash flows in the period or periods for which a determination is made.

Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification (“ASC”) 740-10-25. In addition, ASC 740-10-25 applies to all income tax positions, which if settled unfavorably could adversely impact our provision for income taxes.

V.	Our international operations may subject us to potential adverse tax consequences.

We have been expanding our international operations and personnel to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets, taking into account the functions, risks, and assets of the various entities involved in the intercompany transactions. After the Mergers, the amount of taxes we will pay in different jurisdictions may depend on: (1) the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, (2) changes in tax rates, (3) new or revised tax laws or interpretations of existing tax laws and policies, and (4) our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Taxing authorities may challenge the transfer pricing methodologies of our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. This could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Risks Related to Intellectual Property

I.

We will rely on third-party proprietary and open source software for our products and services. The inability to obtain third-party licenses for such software, obtain them on favorable terms, or adhere to the license terms for such software or any errors or failures caused by such software could harm our business, results of operations and financial condition.

Some of our offerings will include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these applications or to seek new licenses for existing or new applications. Necessary licenses may not be available on acceptable terms or under open source licenses permitting redistribution in commercial offerings, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services, which could harm our business, results of operations and financial condition. Third parties may allege that additional licenses are required for our use of their software or intellectual property, which it may be unable to obtain on commercially reasonable terms or at all. The inclusion in our offerings of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to differentiate our offerings from those of our competitors. Failure to properly adhere to the license terms for software or other intellectual property might have negative effects, such as revocation of the license grant, penalties, added license fees or other liabilities. To the extent that our products and services depend upon the successful operation of third-party software, any undetected errors or defects in such third-party software could impair the functionality of our products and services, delay new feature introductions, result in a failure of products and services, and injure our reputation.

A significant portion of our products will incorporate open source software, and we expect to incorporate open source software into other offerings or products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Little legal precedent governs the interpretation of these licenses; therefore, the potential impact of these terms on our business is unknown and may result in unanticipated obligations regarding our technologies. If a distributor of open source software were to allege that we had not complied with our license, we could be required to incur significant legal expenses. In addition, if the license terms for the open source code change we may be forced to re-engineer our software or incur additional costs. If we combine our proprietary software with open source software or utilizes open source software in a certain manner, under some open source licenses, we could be in breach of the license if we did not release the source code of our proprietary software. Releasing the source code could substantially help competitors develop products that are similar to or better than ours and could help malevolent actors detect security weaknesses to develop and deploy attacks, including malware, against our products and systems.

II.	If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business

Public Sector Risks

I.

We will provide our products and services to businesses in highly regulated industries and to customers with elevated confidentiality, privacy or security requirements, including public sector customers, which will subject us to a number of challenges and risks.

We have historically provided our products and services to customers in highly regulated industries such as pharmaceuticals, finance, insurance, healthcare and life sciences, and we may have customers in other highly regulated industries in the future. We expect that we will also provide our products and services to customers that have significantly higher than usual requirements for the confidentiality, protection of data or security of our infrastructure and operations, such as public sector customers in the defense, infrastructure management and other sectors. Providing products and services to such entities will subject us to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Customers in highly- regulated industries or in the public sector may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such entities may have statutory, contractual, or other legal rights to terminate contracts, conduct audits or execute other measures, with us or our partners due to a default or for other reasons. Any such measure may harm our reputation, business, results of operations and financial condition.

Additionally, due to the heightened regulatory environment in which they operate or their elevated confidentiality, privacy or security requirements, potential customers in these industries and sectors may encounter additional difficulties when trying to move away from legacy products to products like those we provide, in particular to those in a SaaS format, which can negatively affect our business and results of operations.

II.	Significant changes in the contracting or fiscal policies of the public sector, or our failure to comply with certain laws or regulations, could harm the business we do with the public sector.

We have historically derived a portion of our revenue from governments and government-owned or - controlled entities (such as public health care bodies, educational institutions and utilities), which we refer to as the public sector in this Report, and the success and growth of our business will continue to depend in part on our successful procurement of public sector contracts. Factors that could impede the ability to maintain or increase the amount of revenue derived from public sector contracts include:

•	Changes in public sector fiscal or contracting policies;
•	Decreases in available public sector funding;
•	Changes in public sector programs or applicable requirements;
•	Adoption of new laws or regulations or changes to existing laws or regulations;
•	Potential delays or changes in the public sector appropriations or other funding authorization processes; and
•	Delays in the payment of invoices by public sector payment offices.

Furthermore, we must comply with laws and regulations relating to public sector contracting, which will affect how we and our channel partners do business in both the United States and abroad. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from channel partners, penalties, termination of contracts, and temporary suspension or permanent debarment from public sector contracting.

The occurrence of any of the foregoing could cause public sector customers to delay or refrain from purchasing licenses of software from us in the future or otherwise harm our business, operations and financial results.

III.	Our sales to government entities will be subject to a number of challenges and risks.

We sell our products and services to U.S. federal and state and foreign governmental agency customers, often through resellers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Contracts and subcontracts with government agency customers are subject to procurement laws and regulations relating to the award, administration, and performance of those contracts. Government demand and payment for our products and services will be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays potentially diminishing public sector demand for our products and services. We may be subject to audit or investigations relating to our sales to government entities, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunds of fees received, forfeiture of profits, suspension of payments, fines, and suspension or debarment from future government business. Government entities may have statutory, contractual or other legal rights to terminate contracts with distributors and resellers for convenience or due to a default. Any of these risks relating to our sales to governmental entities could adversely impact our future sales and operating results.

Human Capital Risks

I.

We will depend on the continued services of our founders, senior management team and skilled individual contributors, and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

Our success and future performance has depended largely upon the continued services of our founders and other executive officers. We have relied on our leadership team to execute on our business plan, for research and development, marketing, sales, provision, maintenance and support of our products and services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team and the groups of skilled individual contributors may change from the hiring or departure of executive officers or such contributors, which could disrupt our business. The employment agreements with our executive officers and other key personnel will not require them to continue to work for us for any specified period; therefore, they could terminate their employment at any time. The loss of one or more of our executive officers or key employees (including any limitation on the performance of their duties or short-term or long-term absences as a result of COVID-19) could significantly delay or prevent the achievement of our development and strategic objectives. We maintain insurance for our directors and executive officers; however, there is no assurance that the amount of any such insurance would likely be sufficient to compensate for the impact of losing their services.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. If we are unable to attract such personnel in cities where our offices are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we will compete for experienced personnel have greater resources. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or that we have breached our legal obligations, resulting in a diversion of management’s time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of stock awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed, or customers may lose confidence in the knowledge and capability of our employees.

II.

If we are unable to maintain our corporate culture as it grows, it could lose the agility, innovation, teamwork, passion and focus on execution that we believe has contributed to our success, and our business may be harmed.

Our customers have historically relied on our personnel for support related to our products, in particular SaaS products. High-quality support continues to be important for the renewal and expansion of agreements with our existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers, particularly MM and large enterprise customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new products and services to existing and potential customers could suffer and our reputation with existing or potential customers could be harmed.

III.

The ability to attract, recruit, and retain highly qualified employees (such as pre-sales and post sales technical solutions professionals, customer success professionals or software engineers) is critical to our success and growth.

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel, particularly pre-sales and post-sales technical solutions professionals, customer success professionals or software engineers. Any of our employees may terminate their employment at any time and competition for highly skilled personnel is usually intense. Moreover, to some extent, when we hire personnel from certain companies, it may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. If we are unable to attract or retain qualified employees, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer.

IV.	A failure to hire and integrate additional sales and marketing personnel or maintain their productivity could harm our results of operations and growth prospects.

Our business requires intensive sales and marketing activities. Sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face several challenges in successfully expanding our sales force. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as our expands into new markets with which it has less familiarity, we will need to recruit individuals who are multilingual or who have skills particular to a certain geography, and it may be difficult to find candidates with those qualifications. We plan to significantly increase our headcount in the short term, but may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, challenges in finding individuals with the correct background due to increased competition for such hires and increased attrition rates among new hires. We invest significant time and resources in training new members of our sales force and may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions. Our failure to hire enough qualified individuals, or to integrate new sales force members within the time periods hawse have achieved historically, may materially impact our projected growth rate.

Risks Related to an Investment in our Securities

I.	There may not be an active trading market for our common stock, which may make it difficult to sell shares of our common stock.

It is possible that an active trading market will not develop or, if developed, that any market will not be sustained. This would make it difficult for you to sell shares of our common stock at an attractive price or at all.

II.	The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.

Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic. Market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: (1) variations in quarterly operating results or dividends, if any, to stockholders, (2) additions or departures of key management personnel, (3) publication of research reports about our industry, (4) litigation and government investigations, (5) changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, (6) adverse market reaction to any indebtedness incurred or securities issued in the future, (7) changes in market valuations of similar companies, (8) adverse publicity or speculation in the press or investment community, (9) announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments and (10) the impact of the COVID-19 pandemic on our management, employees, partners, customers, and operating results. In response, the market price of shares of our common stock could decrease significantly. You may be unable to resell your shares of our common stock at or above your purchase price. Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

III.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. The failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our common stock.

We cannot be certain when or if the operations of our business will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support our current business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire complementary businesses and technologies. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the debt holders could have rights senior to holders of our common stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because the decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their common stock and diluting their interest.

IV.

A small number of stockholders will continue to have substantial control over us, which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Our directors and executive officers of, and beneficial owners own 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 54.9% of our outstanding common stock. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

V.	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

•	Limited availability of market quotations for our securities;

•	A determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules,

•	Possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;

•	A limited amount of analyst coverage; and

•	A decreased ability to issue additional securities or obtain additional financing in the future.

VI.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

VII.

We have incurred (and will incur) significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has, and will continue to, increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities in which we did not engage as a private company.

For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could harm our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance.

Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs will require the us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

VIII.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of financial reports, and the market price of our common stock may decline.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management in our annual report on Form 10-K on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of Sarbanes-Oxley. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, or if we are unable to assert that our internal control over financial reporting are effective, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

IX.

Our management has identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, our management is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Prior to the consummation of the Business Combination, we were a private company with limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had material weaknesses in internal control because we did not maintain effective controls related to: (i) the completeness and accuracy of financial accounting, reporting and disclosures, (ii) the identification, review and accounting for nonroutine transactions and/or events and (iii) segregation of duties with respect to the processing of financial transactions. With the oversight of senior management and our audit committee, we implemented actions under a remediation plan which include (A) the hiring of personnel with technical accounting and financial reporting experience to further bolster our ability to assess judgmental areas of accounting and provide an appropriate level of oversight of activities related to internal control over financial reporting and (B) the engagement of external consultants in the assistance of the evaluation of complex accounting matters. We are implementing additional actions under a remediation plan which include (I) the implementation of improved accounting and financial reporting procedures and controls to improve the completeness and accuracy of our financial accounting, reporting and disclosures and (II) the establishment of formalized internal controls to review and maintain segregation of duties between control operators. We have continued the implementation of this plan and believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

While we continue to implement our plan to remediate the material weaknesses described above, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. If our steps are insufficient to remediate the material weaknesses successfully and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that the implementation of this plan will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, causing us to fail to meet our reporting obligations.

X.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, these internal controls may not be determined to be effective, and our independent registered public accounting firm may issue an adverse opinion, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act (“SOX”). In addition to our remediation efforts described under the heading “our management has identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations,” we may need to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition and results of operations. We may not be able to complete our evaluation, testing and any required remediation in a timely manner. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2021 at the time we file our next Annual Report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, including the existing material weakness, if not remediated. We are also required to disclose changes made in our internal control and procedures on a quarterly basis.

Additionally, the existence of any material weakness, including our existing material weaknesses identified by management previously, or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

XI.	We qualify as an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company” under SEC rules. As an emerging growth company, we will be permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) presenting only two years of audited financial statements, (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, (3) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of SOX, (4) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (5) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements, and proxy statements, and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile. We will remain an emerging growth company until the earliest of: (1) December 31, 2024, (2) the last day of the fiscal year in which we have gross revenue exceeding $1.07 billion, (3) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

XII.	Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

XIII.	If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If regular publication of research reports ceases, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover us downgrade our common stock or if reporting results do not meet their expectations, the market price of our common stock could decline.

XIV.

We have no current plans to pay cash dividends on our common stock; as a result, stockholders may not receive any return on investment unless they sell their common stock for a price greater than the purchase price.

We have no current plans to pay dividends on our common stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that the board of directors may deem relevant. In addition, the ability to pay cash dividends may be restricted by the terms of debt financing arrangements, as any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, stockholders may not receive any return on an investment in our common stock unless they sell their shares for a price greater than that which they paid for them.

XV.	We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

We have warrants outstanding to purchase an aggregate of 17,905,000 shares of common stock. Pursuant to the 2021 Plan, we may issue an aggregate of up to 30,273,164 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•	Existing stockholders’ proportionate ownership interest in us will decrease;
•	The amount of cash available per share, including for payment of dividends in the future, may decrease;
•	The relative voting strength of each previously outstanding common stock may be diminished; and
•	The market price of our common stock may decline.

XVI.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent an acquisition by a third party that could otherwise be in the interests of stockholders.

Our certificate of incorporation and amended and restated bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of the board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:

•	The division of the board of directors into three classes and the election of each class for three-year terms;
•	Advance notice requirements for stockholder proposals and director nominations;
•	Provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called, and to take action by written consent;
•	Restrictions on business combinations with interested stockholders;
•	In certain cases, the approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal the bylaws, or amend or repeal certain provisions of the certificate of incorporation;
•	No cumulative voting;
•	The required approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and
•	The ability of the board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions.

These provisions of our certificate of incorporation and amended and restated bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our common stock.

The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.

Our certificate of incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for: (1) any derivative action or proceeding brought on behalf of us, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer, agent or other employee or stockholder to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or the amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (4) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the amended and restated bylaws or (5) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. It further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Although these provisions are expected to benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).					X

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEPOINT, INC.

Date: November 15 2021	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)