Form 10-K
period 2021-12-31
AvePoint, Inc.
filed 2022-03-31
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant was $428,750,000 based on the closing sale price as reported by Nasdaq. As of March 30, 2022, there were 182,602,086 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Parts I and III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

AVEPOINT, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, as well as descriptions of the risks and uncertainties that could cause actual results and events to differ materially, may appear throughout this Annual Report, including in the following sections: “Business” (Part I, Item 1 of this Annual Report), “Risk Factors” (Part I, Item 1A of this Annual Report), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report), and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report). These risks and uncertainties also include, but are not limited to, those described in our prospectus dated August 9, 2021, filed with the SEC on August 10, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-258109), relating to the Registration Statement on Form S-1 (File No. 333-258109), filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2021 (as amended on August 5, 2021), the Company’s definitive proxy statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (File No. 001-39048) on June 2, 2021 (including all exhibits), relating to the Registration Statement on Form S-4 (File No. 333-252712), filed with the SEC on February 4, 2021 (as amended on March 11, 2021, April 2, 2021, May 20, 2021, and May 28, 2021) and those described from time to time in the Company’s future reports filed with the SEC.

These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, sales, earnings, and statements expressing general views about future operating results — are forward-looking statements. These forward-looking statements are, by their nature, subject to significant risks and uncertainties, and are based on the beliefs of, as well as assumptions made by and information currently available to, our management. Our management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Readers should evaluate all forward-looking statements made in the context of these risks and uncertainties. The important factors referenced above may not contain all of the factors that are important to investors.

In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications.

RISK FACTOR SUMMARY

Below is a summary of the risk factors that may have a material adverse effect on our business, financial condition, and results of operations. Importantly, this summary does not address all of the risks and uncertainties that we face. The below summary is indicative and is qualified in its entirety by the more complete discussion of such risks and uncertainties under the heading “Risk Factors” (Part I, Item 1A of this Annual Report).

Risks Related to Our Business

■

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

■	We have experienced strong growth in recent periods, and our recent growth rates may not be indicative of our future growth.
■

We face competition from established as well as emerging companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

■

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our products and services may become less competitive.

■	Our success with SMB customers depends in part on our resale and distribution partnerships. Our business would be harmed if we fail to maintain or expand partner relationships.

Risks Related to Our Operations and Financial Condition

■	We anticipate that our operations will continue to increase in complexity as we grow, which will create management challenges.
■	If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.
■

We intend to invest significantly in research and development, and to the extent such research and development investments do not translate into new products or material enhancements to our products, or if we do not use those investments efficiently, our business and results of operations would be harmed.

Risks Related to Data Privacy and Cybersecurity

■

To the extent our security measures are compromised, our products and services may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our products and services, our reputation being harmed, the incurrence of significant liabilities, and harm to our results of operations and growth prospects.

■

We store confidential company information and sensitive data, including personal information of our customers and employees, which may in turn contain third-party personal or other confidential information. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed, and we may be exposed to liability and loss of business.

■	Successful cyberattacks or data breaches at other technology companies, service providers, retailers, and other participants within our industry, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures, which could result in reduced use of our products and services.
■

If we are not able to provide successful updates, enhancements and features to our technology to, among other things, keep up with emerging cyber threats and customer needs, our business could be adversely affected.

Legal and Regulatory Risks

■

We may become subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

■

We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position, or cause us to lose valuable assets, experience reduced revenue, or incur costly litigation.

■

We will provide our products and services to businesses in highly regulated industries and to customers with elevated confidentiality, privacy or security requirements, including public sector customers, which will subject us to a number of challenges and risks.

Tax Risks

■	Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
■	Changes in tax laws or regulations that are applied adversely to us or our customers could increase the cost of our products and services and adversely impact our business.
■	Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could affect our results.

Risks Related to Intellectual Property

■

We will rely on third-party proprietary and open source software for our products and services. The inability to obtain third-party licenses for such software, obtain them on favorable terms, or adhere to the license terms for such software or any errors or failures caused by such software could harm our business, results of operations and financial condition.

■	If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

Human Capital Risks

■

We will depend on the continued services of our founders, senior management team and skilled individual contributors, and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

■

If we are unable to maintain our corporate culture as it grows, it could lose the agility, innovation, teamwork, passion and focus on execution that we believe has contributed to our success, and our business may be harmed.

Public Sector Risks

■	Significant changes in the contracting or fiscal policies of the public sector, or our failure to comply with certain laws or regulations, could harm the business we do with the public sector.

Risks Related to Our Common Stock

■	The market price of shares of our Common Stock may be volatile, which could cause the value of your investment to decline.
■

A small number of stockholders continue to have substantial control over us which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

■

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Common Stock may decline.

■

Our management has identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations

General Risk Factors

■

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

■

Natural catastrophic events and man-made problems such as power disruptions, global pandemics, computer viruses, data security breaches, war, and terrorism, including as a result of or in connection with the current conflict between Russia and the Ukraine, may disrupt our business.

PART I

Item 1

ITEM 1. BUSINESS

Our Mission Statement

Our mission at AvePoint, Inc. (“AvePoint,” “we,” “us,” or “our”) is to help organizations collaborate with confidence across the cloud. Our goal is to be the catalyst of business transformation by empowering organizations with relevant technologies that are efficient, secure, and well governed. We help transform data and collaboration so users can be more productive with the latest cloud services (like Microsoft 365 ("M365")), and drive efficiency in delivery and management of those services for service providers.

BACK OFFICE
Control Suite
for governance
Fidelity Suite
for transformation
Resilience Suite
for data protection & compliance
Confidence Platform
Microsoft 365
Google
Salesforce
Slack
Dropbox
Box
Multi-Cloud
Automation
Robotic Process Automation
Data Orchestration Engine
Machine Learning
Insights
Self Service
Industry & Role-Based Apps
FRONT OFFICE

PART I

Item 1

We do this through our Confidence Platform, a software-as-a-service (“SaaS”) platform that assists organizations who use M365 and more than a half dozen cloud collaboration platforms. The Confidence Platform (built on “AvePoint Online Services” or "AOS") supports the collaboration of 8 million users across 7 continents with a scalable, secure, and intelligent architecture. This scalable architecture manages more than 125 PB of content, spread across 14 global data centers, with a 99.9% uptime. Our privacy and security policies are backed by industry certifications including ISO, SOC2 Type II, and FedRAMP moderate authorization. The intelligence engine driving the Confidence Platform ensures continuing value for customers by using AI to maximize relevant data, providing insights, automating operations, and enabling our Control, Fidelity, and Resilience software suites.

Cloud Governance
Automate manual and repetitive operational requests. Central insight over workspaces
Cloud Management
Delegate administration to scale IT teams
Cense
Budgeting and ROI for license entitlements
Policies
Monitor and revert configuration drift for SaaS Services
Control Suite
for governance
Migrators
Transform legacy content into modern cloud SaaS platforms
Legacy ECM
File Shares
Email
Cloud to Cloud
Fidelity Suite
for transformation
Cloud Backup
Protection against ransomware, accidental deletions, user error, disaster
Cloud Archiving
Move and retain copies of content and workspaces for lifecycle management
Compliance Guardian
Automate tagging, classification, protection to protect data and prevent loss
Records
Automate content compliance and records retention
Resilience Suite
for data protection & compliance
Confidence Platform
Microsoft 365
Google
Salesforce
Slack
Dropbox
Box
Multi-Cloud
Automation
Insights
Self Service
Data Orchestration Engine

Products in our Control Suite enable IT to deliver collaboration services at scale, with automation and repeatable business templates. Business users are empowered with control over licenses, workspaces, and data owned by their departments. Our Fidelity Suite preserves data integrity as organizations undergo digital transformation projects to streamline the way they work from one collaboration system to the next. The Resilience Suite helps organizations comply with data governance regulations, preserve business records for compliance, and ensure business continuity.

PART I

Item 1

Building on this Confidence Platform, we will be pursuing additional industry and role-based applications in fiscal year 2022 and beyond, including an application that support secure collaboration for companies undergoing mergers and acquisition activities. We will enable our Control, Fidelity, and Resilience Suites to target highly sensitive data-room projects, enabling companies to work with third parties throughout the transitions in their business. The framework established by the Confidence Platform will empower project owners with additional self-service controls, insights, and automation, while preserving compliance records.

With our solutions, organizations have the tools to enable rapid and sustainable adoption of critical applications like Microsoft Teams, which have recently been experiencing record growth in organizations large and small. Systems like M365 can now pass security audits and give teams the control they need to have confidence in their cloud investment. Security teams no longer block progress and pursuit of “work from anywhere” initiatives. With our solutions, they can have confidence in their ability to monitor, manage and govern the rapid adoption of new cloud services. Finally, organizations can use solutions to save time and money, and can decommission home-grown or point solutions that fail to provide key insights and flexible automation that drive business outcomes. The flexibility, automation, and insights of our solutions enable IT to meet business needs and deliver value.

Agility	We value quick, informed decision-making to meet and exceed customer expectations. We subscribe to a growth mindset, which contributes to our entrepreneurial and learning spirit.
Passion	Drive and energy are contagious here; we are not just going through the motions. We do things that are impactful and as a result, amplify our customers’ success.
Teamwork

We are invested in the success of our colleagues, partners, customers, and community. We do this by promoting global collaboration and taking pride in helping, sharing, mentoring, and coaching each other.

PART I

Item 1

An Overview of Our Business

We are a Microsoft Gold Certified Partner in Collaboration and Content, Application Development, Cloud Platform, Cloud Productivity, Messaging, and Data Centers. We are a top Independent Software Vendor (“ISV”) partner, ranking in the top 5 in Microsoft, Inc.’s (“Microsoft”) IP-Co-Sell program out of 3,000 participating partners. Our main product platform is delivered as AOS. Our primary solution is a SaaS platform that helps organizations invested in cloud-hosted collaboration systems by providing robust data management across our Control Suite, Fidelity Suite, and Resilience Suite of software products. While our revenue and product lines, following the overall cloud market, are heavily centered on our continuing partnership with Microsoft today (as further discussed under the heading “Our Continuing Partnership with Microsoft” (Part I, Item 1 of this Annual Report)), the software solutions we provide are built on proven best practices for management, governance, and compliance housed within our Confidence Platform and our Suites of underlying software. Our SaaS platform focuses on data protection, governance, and compliance management extensions for M365, Dynamics 365, Salesforce, and Google Workspace. Our software solutions for M365 services work with many workloads in M365, including Microsoft Teams, SharePoint Online, Exchange Online, OneDrive for Business, Project Online, Planner, Yammer and Public Folders. Altogether, we offer more than 30 product SKUs.

We have already made investments to capture multi-cloud opportunities across Salesforce clouds. We believe that our cloud agnostic approach, combined with projected overall growth in cloud usage, will lead to significant expansion of our market opportunities. As of December 31, 2021, our SaaS platform supported more than 8 million cloud users. We believe it is our job to deliver value for not just service administrators and owners, but also for service champions, end users, and those charged with ensuring a return on significant investments in the cloud.

Our software solutions within the Confidence Platform are most commonly deployed to provide:

■	Through our Fidelity Suite, migration from legacy on-premises (customer-managed) solutions to cloud services provided by M365 and other cloud service providers;

■	Through our Resilience Suite, data protection of critical cloud-based business assets to recover from data loss events (such as ransomware);

■	Through our Control Suite, policy guidance, monitoring, and enforcement for protecting regulated users and content as the organization moves from self-hosted systems to public cloud services; and

■	Throughout the Confidence Platform, information governance support for records managers, security teams, and IT managers overseeing the adoption of the cloud collaboration platforms.

Digital transformation is not merely a nice-to-have as businesses look to modernize their IT infrastructure; it is a strategic and tactical imperative in the new normal of COVID-19 and remote, anytime/anywhere, work connectivity. Additionally, the COVID-19 pandemic has dramatically accelerated the need for organizations to shift operations to the cloud. We are uniquely positioned to provide, and indeed have been providing throughout 2021, both guidance and proprietary technology to migrate customers to the cloud, efficiently and securely.

Collaboration enables organizations to pursue and achieve their business needs. Our work, the product of collaboration, is considered valuable to the organization, and therefore must be protected and well managed. That job often falls to IT teams who are constantly asked to do more with less resources. Businesses push to support employees with modern tools for collaboration such as hosted sites, cloud file sharing, persistent chat, and multiple lines of business apps. The urgency of digital transformation has accelerated as a result of the continued impacts of a newly developed “work-from-anywhere” mentality across our national and international business cultures, initially in response to the demands exacerbated by the COVID-19 pandemic in 2020 (and continuing throughout 2021) and now as work-from-anywhere has become more of the norm.

We have demonstrated the ability to support our customers in making this shift, particularly in supporting the growing needs of our customers to:

■	Facilitate complex migrations from legacy tools and collaboration platforms, particularly for our customer organizations that have empowered business users to purchase their own cloud file systems.

■	Standardize how the business works together in moving unique business processes and files to a new platform like M365.

■

Respond to new security laws like the General Data Protection Regulation (“GDPR”), which went into effect in the European Union in 2018, and the California Consumer Protection Act (the “CCPA”), and the Virginia Consumer Data Protection Act (the “VCDPA”), which went into effect on March 2, 2021, and simplify IT teams’ ability to maintain oversight on a diversifying line of products they support.

■

Increase compliance knowledge, protocols, processes, and procedures to help mitigate the risks of non-compliance (which can become increasingly expensive with new fines and damages to company reputation and goodwill).

■	Support IT teams in their quest to optimize internal controls with automation and third-party vendors to help support their efforts.

PART I

Item 1

2021 Consummation of the Business Combination

On July 1, 2021, we consummated the Business Combination (as defined below) by and among the members of the Apex Group and Legacy AvePoint (each as defined below) and, on July 2, 2021, shares of our Common Stock were officially listed under the ticker “AVPT” on the Nasdaq Global Select Market. A brief summary of the steps leading to the consummation of the Business Combination follows, beginning with the formation of Apex in April of 2019, continuing through the Apex IPO in September of 2019, the entry into the Business Combination Agreement with Legacy AvePoint in November of 2020 and the subsequent consummation of the Business Combination and related transactions related thereto follows.

Apex Technology Acquisition Corporation IPO

On April 5, 2019, Apex Technology Acquisition Corporation (“Apex”) was formed as a blank check special purpose acquisition company (a “SPAC”) incorporated in Delaware. Apex was created for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On September 19, 2019, Apex consummated its initial public offering (“Apex IPO”) of 35,000,000 units (“Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), which included the partial exercise by Cantor (as defined below) of its option to purchase an additional 4,500,000 Units. In addition to one Public Share, each Unit also consisted of one-half of one public warrant (a “Public Warrant”), which, upon detachment, would equate to 17,500,000 Public Warrants. Each whole Public Warrant entitled the holder to purchase one share of Apex’s Class A common stock at a price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $350,000,000. Apex had granted Cantor Fitzgerald & Co. (“Cantor”), the representative of the several underwriters in the Apex IPO, a 45-day option to purchase up to 4,575,000 additional Units to cover over-allotments. On September 19, 2019, Cantor partially exercised the option and purchased an additional 4,500,000 Units at $10.00 per Unit and forfeited the option to exercise the remaining 75,000 Units.

Simultaneously with the closing of the Apex IPO, Apex consummated the sale of 810,000 placement units (the “Placement Units” and, with respect to the Class A common stock included in the Placement Units offered, the “Placement Shares”)) at a price of $10.00 per Placement Unit in a private placement to Apex Technology Sponsor LLC, a Delaware limited liability company (the “Sponsor”) and Cantor, generating gross proceeds of $8,100,000. The Sponsor purchased 657,500 Placement Units and Cantor purchased 152,500 Placement Units. Each Placement Unit consisted of one Placement Share and one-half of one placement warrant (each such warrant, a “Private Warrant” and collectively with the Public Warrants, the “Warrants”). Each whole Private Warrant is exercisable to purchase one Public Share at a price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Apex IPO held in the trust account to be used for consideration payable in connection with the Business Combination and payment of fees, costs, and expenses associated therewith.

Apex and Legacy AvePoint Business Combination

AvePoint, Inc. (“Legacy AvePoint”) was incorporated as a New Jersey corporation on July 24, 2001, was redomiciled as a Delaware corporation in 2006, and changed its name to “AvePoint Operations, Inc.” in June 2021. On November 23, 2020, Apex, along with Athena Technology Merger Sub, Inc., a Delaware corporation (“Merger Sub 1”), and Athena Technology Merger Sub 2, LLC, a Delaware limited liability company (“Merger Sub 2,” and collectively with Merger Sub 1 and Apex referred to herein as the “Apex Group”), and Legacy AvePoint entered into a Business Combination Agreement dated as of November 23, 2020 (as amended on December 30, 2020, March 8, 2021, and May 18, 2021, the “Business Combination Agreement”).

Simultaneously with the execution of the Business Combination Agreement on November 23, 2020, Apex entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of qualified institutional buyers and accredited investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase an aggregate of 14,000,000 Public Shares (the “PIPE Shares”), at a purchase price of $10.00 per share for an aggregate purchase price of $140,000,000, in one or more private placement transactions (the “Private Placements”). See the section titled “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Unregistered Sales of Equity Securities” (Part I, Item 5 of this Annual Report) for further details on the Private Placements.

On July 1, 2021 (the “Closing Date”), the parties to the Business Combination Agreement consummated the transactions contemplated thereby (the "Business Combination") and the PIPE Investors consummated their respective purchases of PIPE Shares as contemplated by the Subscription Agreements, with Apex being renamed “AvePoint, Inc.” (“AvePoint,” “we,” “us,” or “our”). Subsequent to the consummation of the Business Combination, on July 26, 2021, Legacy AvePoint’s successor by merger (“AvePoint US LLC”) merged with and into AvePoint, Inc. with AvePoint, Inc. surviving.

Subsequent to the consummation of the Business Combination, the Public Shares were detached from the Public Units and the Placement Shares were detached from the Private Units, and the Public Shares (now renamed “Common Stock” of AvePoint, Inc. and listed on the Nasdaq as “AVPT”), the Placement Shares, the Public Warrants (now listed on the Nasdaq as “AVPTW”), the Private Warrants, the PIPE Shares, and other Common Stock held by certain selling securityholders were registered for sale or resale, as applicable, pursuant to a Registration Statement on Form S-1 which was declared effective on August 9, 2021. See the section titled “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” (Part I, Item 5 of this Annual Report) for further details on this portion of the Business Combination transactions.

PART I

Item 1

2021 Highlights

Global Partner Program

In July of 2021, we launched a new global program designed to meet the unique needs of different types of partners, including our managed service partners (“MSPs”), value added resellers (“VARs”), cloud consultants, and DevOps partners. The program equips our partners with the technology and resources required to create sizable revenue opportunities in the collaboration security market.

The program features a two-tiered system of authorized and invested partners, with the higher level providing additional support, resources, and discounts for top partners who build their businesses around our technology. It also includes a partner advisory council to help shape future program developments and a community champions program to help spotlight important partner voices in our thought leadership materials.

AvePoint EduTech

In the fourth quarter of 2021, we were awarded a 37 million Singapore Dollar contract from Temasek Polytechnic to deploy an integrated SaaS training management platform for career professionals. The platform will be made available via our subsidiary, AvePoint EduTech Pte. Ltd. to six institutions of higher learning in Singapore as part of the government’s drive to build relevant future skills through continuing education and training. The platform is in development now, with a goal to be fully deployed by 2023.

Within EduTech's SaaS training management platform, learners, educators, and administrators alike will have a comprehensive digital learning experience that includes a streamlined admissions and enrollment process, personalized course scheduling features, and secure assessment delivery. In addition, the platform will organize learner profiles to equip them with their graduation status, certifications, and recommend new course offerings as they embrace continuous professional learning in their careers.

The Forrester New Wave™: SaaS Application Data Protection, Q4 2021 Report

We were recognized as a Leader with the highest current offering score in the Forrester New Wave™: SaaS Application Data Protection, Q4 2021 report.  In Forrester’s evaluation of the emerging market for SaaS application data protection, we and our AvePoint Cloud Backup solution are identified as one of the most significant providers in the category. We were evaluated against nine other vendors and were scored against 10 criteria for SaaS application data protection. We were the only vendor to earn a “differentiated” rating in all three criteria of Google Workspace, Salesforce, and M365 — the highest possible score. AvePoint also received a differentiated rating in the security and privacy; usability; storage options; planned enhancements; and innovation roadmap criteria.

FedRAMP Authority to Operate

Our software solutions are backed by industry certifications including ISO, SOC2 Type II, and, on March 31, 2021, our AOS for U.S. government cloud platform received authority to operate (“ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”). As a result, in addition to the business we do across the public sector globally, our Cloud Services are a FedRAMP (Moderate) Authorized SaaS solution for use across all U.S. government agencies. Our ATO was sponsored by the U.S. Department of Energy. FedRAMP is a government-wide program that promotes the adoption of secure cloud services by providing a standardized approach to security assessment, authorization, and continuous monitoring for cloud products and services. As a FedRAMP (Moderate) Authorized SaaS solution provider, we provide Federal agencies the ability to use our cloud deployments and services models at low, moderate, and high risk impact levels. FedRAMP ATO validates the security and operational processes for many aspects of our application and SaaS service delivery including software development and lifecycle processes, vulnerability assessments and remediation, access controls and role separation, auditing, logging and reporting.

Channels Highlights

We have continued to expand the distribution and sale channels (“Channels,” and each, a "Channel") for our products through third parties. Channels utilize MSPs to sell our products to end users through online marketplaces and our distribution partner network. This Channels activity differs from our traditional business, in that contracts are monthly, and the typical end customer spends less than $100 a month on the product due to small license counts required. Our ability to grow our Channel business is predicated upon our ability to attract and retain a number of MSPs. We continually evaluate prospective and existing partners’ abilities to attract new customers to our platform. In 2021, we added new partners and expanded existing partner relationships to enhance the utility of our platform, while creating new opportunities to expand our revenue share provided by our Channel business.

PART I

Item 1

Our Strategies

Business Strategies

Our strategy is focused on the cloud: we support cloud and hybrid cloud customers and partners as they transition to and mature their cloud deployments. We have expanded beyond our original SharePoint infrastructure management business into a global infrastructure, data, and SaaS management software company. We have made significant investments into cloud storage and cloud-based computing products to support our growing SaaS business since 2013 (the year we released our first SaaS product, DocAve Online) and since that time have added Governance Automation, Compliance Guardian, and Records platforms to extend availability of our solutions to other key stakeholders involved in securing organizational collaboration. More recently, we have developed the Confidence Platform series of solutions in support of our SaaS strategy that assists organizations who use M365 and more than a half dozen other cloud and multi-cloud collaboration platforms. We expect to continue to invest in sales and marketing teams to expand our market reach and accelerate customer acquisition. Our Customer Success Team (“CS Team”) aims to reduce churn and delight customers. Our product and development teams will continue to work to gain expertise on core platforms, like M365, SharePoint, and Salesforce, to ensure support for the latest features and releases in near-real-time. In addition, we expect that our continued investment in research and development will broaden our expertise on key cloud platforms, to deliver depth and breadth for our customers.

Growth Strategies

In 2021, the size of the M365 market was approximately 300 million licensed users. We believe that this number could grow to 500 million, if Microsoft continues its approximately 20% growth rate that it has reported in recent disclosures and earnings calls. We believe this presents a massive addressable market to pursue, leading with our SaaS data management solutions for M365. Specifically, we are relying on the following growth drivers to help increase market share

■

Continue Aggressive Product Development. We continue to seek to introduce adjacent products to extend our current cloud data management story, to expand within accounts, and thereby increase each customer’s lifetime value potential. Focusing on the customer experience will ensure our technology drives value, not just to the business but to individual users. We also intend to continue to invest in multi-cloud development beyond Microsoft services.

■

Increase Customer Retention and Lifetime Value with Customer Success. We have expanded our customer success program to decrease churn, decrease time to value, increase customer satisfaction, and set up successful land and expand opportunities. As of December 31, 2021 and December 31, 2020 our trailing twelve-month dollar-based net retention rate was approximately 110% and 107%, respectively, and we seek to increase this metric. To drive results, we will continue to hire additional customer success staff, as well as invest in technology to automate customer engagement, follow-up, and identification of at-risk accounts that should be prioritized for action. Furthermore, we will invest in technology to provide additional customer telemetry to enhance our understanding of how our customers use our solutions.

■

Acquire and Expand SMB and MM Market Share through Channel. We believe that building strategic relationships and Channel cultivation will enable us to penetrate those markets in which we previously lacked presence and those in which we have a presence that can expanded.

SMB: We continue to invest heavily in our global distribution network with organizations that are deeply embedded and trusted among MSPs and their small- and medium-sized business (“SMB”) customers. SMB is our fastest revenue and seat acquisition growth segment, scaled up in selling through our distribution network and partners. Given our position as a SaaS data management provider with enterprise-quality data management capabilities, including security, delegated administration, and global support, we expect significant growth in our Channel business.

MM: The mid-market (“MM”) segment is covered by our inside sales organization, which today is the highest performing organization with short sales cycles, averaging one to three months, predictable deal volumes, high sales quota achievement, and scalable new hire ramp up times. We plan to continue to expand our MM customer segment by expanding our inside sales organization, aided by our business development tele-sales teams, and scaled up by selling with Channel partners.

■

Sell Premium Value-Added Services Plus Products in the Large Enterprise Segment. We plan to offer expert services in the enterprise segment, where we have a strong footprint today, to deepen our large enterprise relationships, grow customer opportunities, ensure successful roll-out, and identify further expansion opportunities within accounts. This segment comprised approximately 66% and 67% of our overall sales as of December 31, 2021 and December 31, 2020, respectively.

■

Pursue Insights. We will continue technology innovation by expanding our current product telemetry capabilities (vital in our current ability to auto-identify active versus inactive customer engagements), adopting new approaches to data gathering, automated decisioning, and delivery of business applications which can create personalized, contextualized, dynamic experiences for individual customers. These data-driven experiences can inspire deep emotional connections to products and the brand, which in turn can drive loyalty and business growth.

Acquisition Strategies

We expect to make acquisitions and/or enter into joint ventures and strategic alliances as part of our long-term business strategy. This may include acquiring other complementary products, technologies, and/or businesses that allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, improve our internal business and operating systems, and enhance our technological capabilities. In 2022, as an initial step in executing on this strategy, we consummated the acquisition of all of the outstanding equity in I-Access Solutions Pte. Ltd., a Singapore-based software company established as a leading provider of SaaS solutions for corporate learning and development. See “Note 18 - Subsequent Events” (Part II, Item 8 of this Annual Report) within the consolidated financial statements of this Annual Report for more information regarding the acquisition.

Material Changes to a Previously Disclosed Business Strategy

Since the filing of our Amended and Restated Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on May 13, 2021 (the “Apex 10-K”), we have consummated the Business Combination (as described in this Annual Report) on July 1, 2021. As a result, because we are no longer a blank check company and there have been material changes to our business, operations, legal structure, and financial condition because of the consummation of the Business Combination, there are corresponding material changes to our business, product, and growth strategies described in this Part I, Item 1 of this Annual Report as compared with those previously disclosed in Part I, Item 1 of the Apex 10-K and any pre-Business Combination disclosures made in quarterly reports, earnings conference calls, and other investor communications regarding business strategy.

PART I

Item 1

Our Products

SaaS Solutions

Our SaaS and data management features across our Control Suite, Fidelity Suite, and Resilience Suite include Data Protection as a Service, Information Security and Compliance, Migration, Records Management and Archiving, Governance, Reporting, Risk Assessment, and Data Analytics. We also provide training, installation, configuration, AvePoint Client Services, and Technical Account Management (“TAM”) in support of our SaaS and data management solutions. We take a cloud-first approach to partner and customer acquisition, as our SaaS platform began to overtake on-premises in terms of platform popularity with the introduction of M365 and advanced collaborative services such as Microsoft Teams. Our SaaS platform offers backup, insights, records management, governance, compliance, and productivity extensions for M365. We continue to build integrated business applications into AOS to better support business users and industry-specific challenges in finance, education, and more. In addition, we have expanded our Confidence Platform series of software solutions beyond the M365 environment into other public cloud spaces, including Salesforce and Google. In 2021, for example, we announced the launch of our Salesforce Cloud Backup for MSPs across 36 countries and via 58 distributor app marketplaces.

Recent Product Innovation

MyHub for M365: Simplifying the M365 experience to drive adoption and productivity. MyHub offers persona-driven experiences to help drive end user adoption and collaboration across all M365 services, helping organizations get the most from their investment in the service. The latest MyHub release proved critical in helping align M365 services with the way users and groups work together, especially when they are spread out and work was previously isolated in one service.

AOS for M365, Dynamics 365, Salesforce, and Google Workspace. AOS offers a single pane of glass for IT teams to configure and manage their AvePoint Cloud services. Delegated administration enables security trimmed, role-based access to specific functions or cloud collaboration scopes. Sub-group administrators, records managers, or other key business stakeholders only get access to what they need to do their jobs. Shared services offer insights that can be consumed across AvePoint services.

PART I

Item 1

Policies & Insights (“PI”) for M365: PI secures collaboration across internal and external users and highlights and proactively prevents oversharing of sensitive content for collaborative workspaces. It enforces security and access controls to keep workspaces secure. Released in the midst of the global COVID-19 pandemic, PI’s zero configuration model and rapid value framework helped address immediate concerns our customers were facing in COVID-19, as they transitioned to remote work but were still challenged to keep their corporate IP and collaboration secure. Over-privileged users and over-exposed sensitive information is revealed in near real-time, helping IT teams focus their resources to deliver the most impact. Then, our automation helps keep IT teams one step ahead of security issues, as it reverts unauthorized changes or access in real time.

Multi-Cloud Support for Data Protection. Business continuity of an expanding set of business-critical assets establishes trust in the cloud as customers grow their footprint. We help ensure organizations can easily meet their data retention requirements, in their sovereignty of choice, with ease. Delegated access controls are designed to ensure administrators, power users, MSPs, or end users can only access the content they own during recovery.

Migration and Hybrid Integration Platform to Enable Digital Transformation. Our technology builds in best practices, enabling a three-phased approach for migration, to analyze, migrate and monitor progress throughout a customer’s transformation. We enable fast migration of cloud or on-premises mail, files, and collaboration data using Microsoft’s High Speed Migration APIs where available. Alternatively, if an organization’s transformation is happening over an extended period, hybrid integration enables platform co-existence. When it is time to move, organizations can bring what they need and leave what they do not with automated filters and granular scope selection. We help analyze an organization’s data to help our teams know the difference, and transform the organization’s data, permissions, and more.

On-Premises Products

Our long-standing on-premises product is the DocAve Software Platform, which gives enterprise systems administrators the tools to migrate, manage, and govern SharePoint deployments from individual items to entire data farms. Our additional on-premises products, Governance Automation and Compliance Guardian, deliver SharePoint-as-a-Service, helping organizations build in governance and controls to common IT requests, and data classification, audit, and protection (“DCAP”). Compliance Guardian is often deployed in hybrid and multi-cloud environments to support DCAP requirements. Our on-premises platform features include Data Backup, Archiving, Disaster Recovery, Migration, Records Management, Auditing/Reporting, Governance, Risk Assessment, and Data Analytics. We also provide training, installation, configuration, AvePoint Client Services, TAM, and AvePoint Partner Services in support of our on-premises products.

PART I

Item 1

Our Continuing Partnership with Microsoft

We are a Microsoft Gold Certified Partner in Application Development, Collaboration and Content, Cloud Platform, Cloud Productivity, Messaging, and Data Center. We are a top Independent Software Vendor (ISV) partner, ranking in the top 5 in Microsoft’s IP-Co-Sell program out of 3,000 participating partners. The vast majority of our customers choose to integrate their products and services with, or as an enhancement of, third-party solutions such as infrastructure, platforms or applications, in particular from Microsoft. The functionality and popularity of our products and services depend largely on our ability to integrate our platform with third-party solutions, in particular Microsoft’s Azure, SharePoint, and Office 365. We typically receive significant advance notice of new product releases from Microsoft. Our early access to technology adoption programs provides us with a significant advantage. Several members of our staff have been designated as Microsoft Most Valued Professionals and Regional Directors by Microsoft. We rely on professional memberships and experience to aid in developing customer solutions, including the consultation of former records managers and members of the International Association of Privacy Professionals on staff.

Our Technology

Our technology is designed to be scalable, resilient, and secure. We built our software solutions on cloud computing: a highly dynamic platform that makes sure businesses do not need to worry about how many users can fit on a single hardware application without causing major slowdowns during peak hours. As we grow and add customers, or as customers grow and add users, our platform leverages the cloud to dynamically add more computing power. Resources can be freely allocated to and from other compute resources by the software, enabling maximum utilization and helping to prevent service outages. Our multi-cloud instance computing also reduces the downtime associated with releasing new versions of the software, allowing for real-time updates and continuous integration of new solutions to the cloud service platform. Furthermore, multi-instance model/architecture provides us the ability to tailor/design our application requirements in various business models, helping to ensure security, streamline the development cycle, and ensure the efficient and high-quality utilization of resources. We focus on building platform-based SaaS that allows us to quickly expand and add products to a common set of features. Essential tools for monitoring and managing our software. as well as the ability to scale migration, backup, and protection services while maintaining a single pane of glass, has been an essential tenet of our platform since our inception. We offer different flavors of the Cloud Services platform, commercial cloud, sovereign cloud, and FedRAMP cloud. This provides us with a unique opportunity to adhere to the ever-changing regulatory environment of many industries.

Technology Differentiators

■

Cloud First, Hybrid Enabled. We support customers wherever they are on their cloud journey. Even if customers are committed to a fully on-premises or hybrid (partly on-premises, partly in cloud) deployment, they have the same robust migration, management, and protection solutions available to our cloud customers through our Confidence Platform and the related Suites of software products.

■

Depth of Expertise. Our team has deep experience in the Microsoft technology stack, allowing us to offer a range of solutions, and the most comprehensive support for the M365 cloud. Our developers have been working with Microsoft technology since 2001 and were among the first to offer SaaS solutions for M365. Our SaaS solutions have offered multi-cloud backup since 2014.

■	Breadth of Technology and Cloud Support. We meet customers where they are (whether spread across clouds, or still on-premises or private clouds).
■

New Technology Adoption. Our SaaS solutions, built on latest technologies, optimize deployments. Our cloud leverages the latest cloud-services from Microsoft Azure to deploy, secure, and scale to meet customer demand, leveraging Virtual Machine Scale Sets, Azure Kubernetes Service, Machine Learning, and other technologies.

■

Built to Scale. The AvePoint Cloud is spread across 12 global data centers, supporting more than nine million cloud users. Our multi-tenant architecture is designed to allow customers to get the latest technology enhancements as they are available. Our service can scale to new regions without needing additional local resources.

■

Security. We are ISO 27001:2013 certified and our AOS for the U.S. government cloud platform received an ATO under FedRAMP on March 31, 2021. Our products support role-based access controls, delegated administration, and have undergone numerous rigorous security certifications intended to give our customers peace of mind. As a FedRAMP (Moderate) Authorized SaaS solution provider, we provide federal agencies the ability to use our cloud deployments and services models at low, moderate, and high risk impact levels. FedRAMP ATO validates the security and operational processes for many aspects of our application and SaaS service delivery including software development and lifecycle processes, vulnerability assessments and remediation, access controls and role separation, auditing, logging and reporting.

■

Insights Everywhere. Our prioritized insights help our customers know where to focus. We make suggestions based on best practices, including Microsoft recommendations. Our insights drive efficiency and take the guesswork out of prioritization.

■

Automation Everywhere. We allow customers to “set it and forget it”, or to keep human review in their process. When we find what is wrong, for example external users that have been added to internal or confidential workspaces, we can fix it automatically by removing the permissions. Even backups will run automatically with a few simple clicks.

PART I

Item 1

Our Customers and Customer Success

Customer Base

We provide our products through a multifaceted approach that gives customers the flexibility to adopt products that fit the needs of their teams and organizations at any stage of operations maturity or size. As of December 31, 2021, we had a global customer base with over 24,000 deployments of all sizes in more than 84 countries across a broad variety of industries, including those in the graphic below, and we host more than nine million cloud users. Our customer base is well diversified to offset concentration of credit risk, with no single customer accounting for more than 10% of revenue or billings, respectively, for the year ended December 31, 2021, and no customer accounting for more than 10% of accounts receivable for the year ended December 31, 2021.

Market Segments

We classify our customers in three segments based on whether they have annual revenue of more or less than $2.5 billion and whether they have user seats of less than 1,000, between 1,000 and 5,000, or more than 5,000.

■	SMB Segment: Our SMB segment is defined as companies with fewer than 1,000 user seats with less than $2.5 billion in annual revenue.
■	MM Segment: We define the MM segment as companies with greater than 1,000 user seats and up to 5,000 user seats, with an annual revenue of $2.5 billion or less.
■	Enterprise Segment: Our enterprise segment is defined as companies with greater than 5,000 user seats or greater than $2.5 billion in annual revenue.

Customer Success

We are committed to the success of our customers. This means delivering performance improvements that enable our customers to drive their cloud migration, data protection, policy guidance and monitoring, information governance, and enhanced privacy endeavors. The key to delivering recurring value is rapid implementation with a focus on continuous improvement throughout our relationship. Our CS Team is a global customer service organization that assists our customers by expanding their ability to operate in real-time via cross functional workflows in sales, engineering, IT, security, customer support, executive leadership, and across their entire employee base. The CS Team is directly responsible for client after-sales care.

Our CS Team employs a proactive relationship-focused client management approach designed to ensure that our valued customers get the care they need to rapidly deploy, and receive value from, their technology investment in us. The CS Team is responsible for securing our client base’s contracts renewal and maintenance of annual recurring revenue through ensuring increased adoption and continuous utilization of our software. Our CS Team is imbedded deep into customer organizations and are therefore able to identify cross-sell or expand opportunities. This includes identifying at-risk clients, as well as proactively address support or other concerns before they become critical issues.

Our CS Team strategy is designed to align with the sales force segmentation described below, which includes tiered level coverage across our enterprise, MM, and SMB customer segments.

Geographies

We divide our customer’s geographic areas into three primary regions: (1) North America, (2) Europe, the Middle East, and Africa (“EMEA”), and (3) the Asia-Pacific region (“APAC”). Revenue by geography is based upon the billing address of the customer. No customer in any geography (when such geographies are measured in aggregate or individually) represented greater than 10% of our revenue for the year ended December 31, 2021.

PART I

Item 1

Sales, Distribution, Partnerships, And Marketing

We utilize an exceedingly effective global go-to-market strategy that that allows us to efficiently sell to and serve the needs of organizations across our market segments and geographies. By offering a wide range of products, solutions, services, and routes to the market, including through a direct sales force, through our Microsoft partnership, and indirectly via our other Channel sales partners (our “Channel Partners”), we can serve many types of organizations across the world. The combination of our strong partner ecosystem (including with Microsoft) and our extensive enterprise and inside sales organizations, have created a differentiated and powerful go-to-market approach. We believe this robust go-to-market structure can allow us to effectively and efficiently reach our entire addressable market, across all of our identified market segments and in all geographic regions throughout the world. This also allows us to “land and expand” within our customer base by beginning with a limited engagement at each customer and increasing that customer relationship over time.

Sales Force

Our sales force is organized by both customer size and vertical segmentation within designated geographies. Our global sales teams focus on both new customer acquisition and up-selling and cross-selling additional products to our existing customers. Our sales teams are organized by geography (North America, EMEA, and APAC) as well as by market segment (SMB, MM, or Enterprise).

■

SMB Sales Team: The SMB Sales Team primarily engages this customer segmentation indirectly through distribution channels and partner networks. This reinforces our strategy of low-touch, high volume, transactional business coverage of the SMB segment.

■

MM Sales Team: The MM segment is covered by our inside sales team. The MM sales team engages customers directly in majority of the cases, with some regional geographical teams, such as Germany, leveraging local partners to assist in reaching a wider audience with local-language support.

■

Enterprise Sales Team: The enterprise sales team is primarily an outside sales organization which engages customers directly, with sales representatives spread regionally to cover their respective customer geographies.

The MM and enterprise sales teams are supported by our Business Development Representatives (“BDR”) team, an outbound tele-sales team for lead generation and opportunity qualification. The BDR team is centrally consolidated into two call centers, one in each hemisphere, to ensure continuous coverage supporting our global sales teams and aims to respond to all inbound sales requests within two (2) business days.

Global Distribution Network

More than 100 global marketplaces carry our products, across distributors like Ingram Micro and Tech Data Corporation, to scale SMB market acquisition through MSPs.

Resale and Distribution Partnerships

We leverage the sales and referral resources of resale and referral partners through a variety of programs and rely on distribution partners especially for our SMB market acquisition. We expect that sales to partners will account for a substantial portion of our revenue for the foreseeable future. Our demonstrated ability to achieve revenue growth and expand our SMB acquisition has been achieved, in part, by our success in maintaining successful relationships with our partners.

Marketing

Our global marketing organization consists of a centralized corporate team that focuses on brand building, awareness, thought leadership, capturing customer stories, communications, product marketing, marketing operations, digital marketing, and demand generation through campaigns that leverage our content, technical resources, expertise, and customer stories. We rely on multiple marketing and sales automation tools to efficiently market to and automatically identify qualified individuals using product and industry specific criteria. We have increased our investment in marketing through hiring, executing our go-to-market strategy globally, and building our brand awareness. We plan to continue to invest heavily in our brand awareness via multi-platform campaigns.

PART I

Item 1

Research And Development

Product and Service Development

We seek to expand development of new offerings, drive improvements to our existing offerings, and enhance support of our existing customer deployments. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, automated software development process that has allowed us to deliver high-quality products and services and adapt to market changes and new requirements quickly. We have made significant investments in our SaaS platform, our Channel business, our global infrastructure and our sales and customer success organizations, which we believe will yield future operating leverage and profit margin expansion.

We have research and development presence in the United States, China and Vietnam, which provide a strategic advantage allowing us to invest in increasing our product capabilities in an efficient manner. Our research and development team, which consisted of over 900 employees as of December 31, 2021, is comprised of dedicated research employees, engineers, user experience experts, and project managers. We believe delivering and expanding product functionality is critical to enhancing the success of existing customers while new product development further reinforces our breadth of solutions. We expect to continue to make substantial investments in research and development. We expect our research and development expenses to increase in absolute dollars and as a percentage of total revenue over time.

We continue to look for opportunities to seek quality development teams with efficient cost structures. In addition, we believe we can achieve operating leverage in marketing by continuing to emphasize lower-cost inbound techniques and growth in customer referrals from our technology and agency partners. We believe we will be able to run our business more efficiently as we continue to grow our revenue and gain further operating scale.

Intellectual Property

We rely on a combination of trade secrets, copyrights, and trademarks to establish and protect our intellectual property rights. We also rely on contractual protections, such as license, assignment, and confidentiality agreements, and technical measures. We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States. We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international intellectual property laws. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation, and other proprietary information. Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into confidentiality agreements with our vendors and customers.

Although we rely on intellectual property rights, including trade secrets, copyrights, and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe it is our team’s ability to execute – by developing new products, and our efficiency at new market acquisition – that will maintain our market leadership position.

Financial Information Regarding Operational Segments

We operate in one segment. Our products and services are sold throughout the world, through direct and indirect sales channels. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements of this Annual Report. See “Note 15 - Segment Information” (Part II, Item 8 of this Annual Report) within the consolidated financial statements for information by geographic area.

PART I

Item 1

Competition

While there are some companies that offer certain features similar to those embedded in our products, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Unlike traditional vendors focused on data management, we approach the full spectrum of adoption for the Microsoft cloud, from migration through protection of vital information. While some vendors are interested in data governance, we believe in supporting user adoption as well giving us the advantage of protecting the full lifecycle of users in the cloud s a result, we can confidently state that we are the only full-suite data management SaaS solution provider focused on the M365 platform.

Nevertheless, we do compete against a select group of software vendors that provide standalone solutions similar to those found in our comprehensive software suite in the specific markets in which we operate. We face competition from other legacy backup or security vendors that may offer related solutions and services. Our competitors include larger companies that have acquired solution and/or service providers in recent years. We also compete with custom software internally developed and services internally provided within companies that are potential customers. In addition, we face competition from niche companies that offer point products that attempt to address select problems that our products and services solve. We expect competition to increase as other established and emerging companies enter our market, as customer requirements evolve, and as new products and services and technologies are introduced.

However, our competitor’s solutions fail to meet the needs of many customers due to limitations in, or outright lack of success in, the principal competitive factors within our market:

■	breadth of product functionality;
■	depth of expertise;
■	vision for the market and product strategy;
■	pace of innovation and agility;
■	ease of use;
■	scalability;
■	rigor and robustness of security protocols;
■	integration with third-party applications and data sources;
■	customer support;
■	time to value; and
■	total cost of ownership.

We believe we compete favorably with our competitors on the basis of these factors. Ultimately, our ability to remain competitive will be driven by our ongoing performance, our superior technology, the quality of our software solutions, and our continued excellence in the factors identified in the preceding list.

Seasonality

Our quarterly revenue fluctuates and does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue against another (e.g. comparing the fourth fiscal quarter of fiscal year 2020 against the first fiscal quarter of fiscal year 2021). Historically, our third and fourth quarters have been our highest revenue quarters, however those results are not necessarily indicative of future quarterly revenue or full year results. Higher third and fourth quarter revenue is driven primarily by increased sales resulting from our customers’ fiscal year ends. The ongoing COVID-19 pandemic may have an impact on consumer behaviors and customer activities that may result in temporary changes to and increased fluctuations in the quarterly revenue of our business. Additionally, new product and service introductions (including the timing of those introductions) can significantly impact revenue. Revenue can also be affected when consumers and customers anticipate a product introduction. Our operating expenses have generally increased sequentially due to increases in personnel in connection with the expansion of our business.

PART I

Item 1

Human Capital Resources

We have a well-established relationship with our employees, and have received accolades from multiple publications around the world designating us as a “best place to work” in 2021. Our key human capital objectives in managing our business includes attracting, developing, and retaining top talent while integrating diversity, equity, and inclusion principles and practices into our core operating practices.

Employees

As of December 31, 2021, we had 1,934 employees globally, inclusive of all subsidiaries. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. Our professional staff includes programmers, data scientists, computer scientists, electrical engineers, software specialists, hardware specialists, mechanical engineers, project managers, attorneys, and CPAs with approximately half of our workforce classified as developers. None of our employees are represented by a labor union with respect to their employment. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See the section titled “Risk Factors” (Part I, Item 1A of this Annual Report) for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

Attraction, Recruitment, and Hiring Efforts

Our human capital objectives include, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees.  We want to attract a pool of diverse and exceptional candidates and support their career growth once they become employees. We seek to hire based on talent rather than solely on educational pedigree, and have provided many job openings, including in our local communities, for capable workers from various backgrounds to learn valuable skills in critical operations such as business development, sales, customer support, and customer service. We also emphasize in our evaluation and career development efforts internal mobility opportunities for employees to drive professional development, with approximately 35% of our U.S. employees being promoted or changing roles in 2021. Our goal is a long-term, upward-bound career for every employee, which we believe also drives our retention efforts. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage (and incentivize) employee referrals for open positions.

Competitive Pay, Benefits, and Financial Incentive Awards

We strive to provide a competitive suite of pay, comprehensive benefits, and services globally. Our total rewards package includes an annual base salary, sales incentives, discretionary annual bonus, long-term incentives in the form of equity,  paid time off, healthcare benefits, and other benefits for eligible employees. The principal purpose of our cash incentive plans are to attract, retain and reward high performing employees for the achievement of key results that contribute to the growth of our business. We award equity in the form of Stock Options and Restricted Stock Units ("RSUs") to foster a stronger sense of ownership, better align the interests of employees with our stockholders, and to increase stockholder value and our overall success by motivating such individuals to perform to the best of their abilities and achieve our objectives.

PART I

Item 1

Diversity, Inclusion, and Belonging

We strive to promote diversity, equity, and inclusion through our values and behaviors. We believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair and inclusive of everyone and promotes diversity, equity, and inclusion inside and outside of our business.

We know that we are stronger as a diverse community—and while inclusion, diversity, equality and allyship (I.D.E.A.) have always been in AvePoint’s DNA, we formalized our commitment by creating the I.D.E.A. Committee in 2019. The committee consists of colleagues from around the world focusing on initiatives that enhance our workplace, celebrate diverse experiences and perspectives, and encourage innovation and inclusion. Through I.D.E.A., employee resources groups have emerged such as Black AvePoint Excellence, Women in Technology, and Queers and Allies. These groups, in partnership with our People Team, drive internal and external initiatives including recruitment practices and education opportunities through trainings and guest speakers.

COVID-19 Response and Hybrid Work

We have prioritized employee safety and transparency during the pandemic and continue to do so, ensuring all employees are set up to work remotely and providing clarity on office closures and evolving guidelines, where possible. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to the way we function as an organization. We quickly pivoted to remote-work and to virtual customer engagements and marketing activities. AvePoint continues to closely monitor the COVID-19 situation and will move to a hybrid work model once it is safe to do so. This hybrid work model will include two (2) days of in-person collaboration per week, while allowing employees flexibility to work remotely for the remaining days if they choose to do so. This flexibility will continue to be a valuable tool to engage and retain talent.

Training and Development of Employees

We invest in a growth mindset, meaning we are consistently growing and developing our people in order to unleash their maximum potential. Since 2016, as part of our commitment to people development, we assess new colleagues using Clifton StrengthsFinder. It gives managers insight into direct reports’ strengths and how to leverage collective teams. By assessing people early in their journeys, we lay the foundation that uniqueness is celebrated and give employees the confidence to tap into their areas of natural talent.

Our Senior Leadership Team are the drivers of AvePoint’s growth mindset. They developed our A.T.O.M program (AvePoint Talent Optimization and Management) as a place for future leaders of AvePoint to come together to innovate and help strengthen the core of our success and culture.

Employees are provided with training in leadership development, project management skills, and interpersonal skills development. AvePoint employees are eligible for reimbursements towards continued learning such as tuition or certifications. By offering our employees meaningful work and career development, we are well positioned to continue our growth through recruitment, development, and retention of the best talent in the industry.

Corporate Social Responsibility and Community Involvement

Connecting with our local communities and giving back in a meaningful way is a priority to AvePoint. We do this at both a company-wide and individual employee level.

We proudly support our local communities around the world through three channels; Technology, Community, and Education. Over recent years we have committed to donating our software, through TechSoup, to not-for-profits to support their mission and help them focus more on what matters. We donated our software and services to the City of Richmond to build the first ever 311 platform. This cloud-based solution powered by AvePoint Citizen Services is geared towards citizen, business and visitor non-emergency requests. With colleagues around the world, we are passionate about supporting their local communities. One way that we do this is by donating to local organizations that contribute to the success and safety of their communities. In 2020 when bush fires hit Australia we raised money for the local Red Cross chapter and matched all donations. The same for the typhoons in the Philippines and Hurricane Harvey in Houston.

We support our community’s education through our long-standing relationship with Girls Who Code, whose objective is to close the gender gap in technology. AvePoint sponsored ERGs are given the opportunity to identify education outreach opportunities of their own including a recent laptop drive for Boys & Girls Club and a fundraiser for NCFF to donate musical instruments to local youth groups. We encourage our employees’ passion for community outreach by sponsoring volunteer days throughout the year where employees join their colleagues in volunteering their time to a local organization in need. In addition, we sponsor a Corporate Donation Match program which matches our employees’ charitable donations.

PART I

Item 1

COVID-19 Impacts

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. Throughout 2021, the COVID-19 pandemic continued to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses.

We believe that, despite the challenges presented by the COVID-19 pandemic, market volatility during the years 2020 and 2021 has caused organizations to accelerate their digital transformation priorities, as evidenced by increased cloud usage and demand for remote technology solutions among their and our customers. This transformation requires advanced technology solutions and ample automation to support new organizational realities, all of which we are in a prime position to provide. We remain focused on improving and investing in the products and services we offer to support our long-term growth while continuing to innovate and develop new products and services in response to customer needs, whether directly as a result of the COVID-19 pandemic or otherwise.

Although overall our business has not been adversely affected by the COVID-19 pandemic (and in fact our business enjoyed significant growth in 2021 driven by, among other things, our ability to provide multiple core services and products as solutions to pandemic-driven obstacles), the extent to which the COVID-19 pandemic impacts our business going forward is uncertain and will depend on numerous factors outside of our control including, without limitation: the timing, extent, trajectory and duration of the pandemic, including the emergence of new variants of the disease; the availability, distribution, adoption, and effectiveness of vaccines; the imposition of protective public safety measures; governmental, business, and individuals' actions in response to the pandemic; possibility of recession or financial market instability; and the impact of the pandemic on the global economy and demand for consumer products. These factors may adversely impact consumer, business, and government spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance. Refer to the section titled “Risk Factors” (Part I, Item 1A of this Annual Report) for a discussion of these factors and other risks.

Geopolitical Tensions Involving Russia and the Ukraine

The current conflict in Ukraine has created general economic uncertainty. We are monitoring the developments as they unfold in order to react accordingly. While the impact of the conflict on our operational and financial performance will depend on future developments that cannot be predicted, we do not believe the impacts to be material at this time. While we have only limited exposure to Russia and Ukraine via our customers and resellers, we are monitoring any broader economic impact from the current crisis.

Compliance with Material Government Regulations

We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and data protection, intellectual property, advertising, marketing, health and safety, competition, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions, environmental protection regulations, and securities law compliance. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that adversely affect our business. Many relevant laws and regulations are still evolving and may be interpreted, applied, created or amended in a manner that could harm our business, and new laws and regulations may be enacted, including in connection with the restriction or prohibition of certain content or business activities.

PART I

Item 1

We are subject to certain U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the GDPR, CCPA, and VCDPA. These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared create new regulatory and operational requirements for processing personal data, increase requirements for security and confidentiality and provide for significant penalties for non-compliance. There are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.

In addition, we are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). The FCPA prohibits corporations and individuals from engaging in improper activities to obtain or retain business or to influence a person working in an official capacity. It prohibits, among other things, providing, directly or indirectly, anything of value to any foreign government official, or any political party or official thereof, or candidate for political influence to improperly influence such person. Similar laws exist in other countries, such as the UK, that restrict improper payments to persons in the public or private sector. Many countries have laws prohibiting these types of payments within the respective country. Historically, technology companies have been the target of FCPA and other anti-corruption investigations and penalties. We are further subject to U.S. and foreign laws and regulations that restrict our activities in certain countries and with certain persons. These include the economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the export control laws administered by the U.S. Commerce Department’s Bureau of Industry.

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section (Part I, Item 1A of this Annual Report) for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have a material adverse effect on our business.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As an emerging growth company, we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Executive Chairman and Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Act.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We will take advantage of the benefits of the extended transition period emerging growth company status permits.

During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. The next determination date as to whether we have satisfied the criteria set forth in the foregoing (b), (c), and (d) is the last day of our second fiscal quarter in 2022.

PART I

Item 1

Executive Officers

Name	Age	Position
Xunkai Gong	59	Executive Chairman and Director
Tianyi Jiang	47	Chief Executive Officer and Director
Brian Michael Brown	49	General Counsel, Chief Legal and Compliance Officer, Secretary, and Director
James Caci	57	Chief Financial Officer

Xunkai Gong was appointed as our Executive Chairman in July of 2021. Prior to that, Mr. Gong had served as Legacy AvePoint’s Chairman and Co-Chief Executive Officer alongside Dr. Jiang since 2008. Before that, Mr. Gong had served as Legacy AvePoint’s Chief Executive Officer since Legacy AvePoint’s incorporation in 2001. Mr. Gong holds a master’s degree in computer engineering from the University of the Chinese Academy of Sciences, a master’s degree in computer science from Southern University and Agricultural and Mechanical College at Baton Rouge, and a bachelor’s degree in electrical and electronics engineering from Dalian University of Technology.

Tianyi Jiang was appointed as our Chief Executive Officer and a director in July of 2021. Prior to that, Dr. Jiang served as Legacy AvePoint’s Co-Chief Executive Officer alongside Mr. Gong from 2008 to 2021 and as a director since 2005. Dr. Jiang holds doctorate and master’s degrees in Data Mining from New York University in addition to a bachelor’s degree and master’s degree in Electrical and Computer Engineering from Cornell University.

Brian Michael Brown was appointed as our General Counsel, Chief Legal and Compliance Officer, Secretary of the Board, and a director in July of 2021. From 2004 until July of 2021, Mr. Brown served as Legacy AvePoint’s General Counsel, Chief Operating Officer, and a director. Mr. Brown holds a bachelor’s degree from the University of Michigan and a Juris Doctor from Michigan State University.

James Caci was appointed as our Chief Financial Officer in August of 2021. From April 2020 to August of 2021, Mr. Caci held the position of Chief Financial Officer at Brand Value Accelerator, LLC, an industry leading digital commerce services firm. From March 2016 to April 2020, Mr. Caci served as the Chief Financial Officer of Nicopure Labs. From 2010 to 2013, Mr. Caci served as Chief Financial Officer of Legacy AvePoint. Mr. Caci brings more than 25 years of experience leading the strategic finance operations at both public and privately held SaaS and IT service companies. Mr. Caci holds a bachelor’s degree from Montclair State University and is a certified public accountant.

Additional information regarding our Executive Officers is set forth in the Proxy Statement, which was filed with the SEC on March 24, 2022.

PART I

Item 1

Corporate Information

Our principal executive offices are located at 525 Washington Blvd, Suite 1400, Jersey City, NJ 07310, and our telephone number is (201) 793-1111. Our principal operating offices are located at Riverfront Plaza, West Tower, 901 E Byrd St, Suite 900, Richmond, VA 23219 and our telephone number for that office is (804) 372-8080. All  correspondence should be directed to our principal operating offices in Richmond, Virginia. On April 5, 2019, Apex was formed as a blank check SPAC, incorporated in Delaware. Upon consummation of the Business Combination on July 1, 2021, Legacy AvePoint (at the time, renamed AvePoint US LLC) became a wholly owned subsidiary of Apex, and Apex was subsequently renamed “AvePoint, Inc.” On July 26, 2021, AvePoint US LLC merged with and into AvePoint, Inc. with AvePoint, Inc. surviving.

“AvePoint,” "AvePoint, Inc.©," and all other names, logos, and icons identifying AvePoint and/or AvePoint's products and services and our other registered and common law trade names, trademarks, and service marks are property of AvePoint, Inc. This Annual Report contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbols.

Available Information

Our Internet address is https://www.avepoint.com/. At our Investor Relations website, https://ir.avepoint.com/, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, including:

■

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC at www.sec.gov.

■	Announcements of investor conferences, speeches, presentations, and events at which our executives talk about our product, service, and competitive strategies.
■	Press releases on quarterly earnings, product and service announcements, legal developments, and national and international news.
■

Corporate governance information including our articles of incorporation, bylaws, governance guidelines, committee charters, code of ethics and business conduct, whistleblower “open door” policy for reporting accounting and legal allegations, global corporate social responsibility initiatives, and other governance-related policies.

■

Other news and announcements that we may post from time to time that investors might find useful or interesting, including with respect to our business strategies, financial results, and metrics for investors.

In addition to these channels, we use social media to communicate to the public. It is possible that the information we post on social media could be deemed to be material to investors. We encourage investors, the media, and others interested in AvePoint to review the information we post on the social media channels listed on our Investor Relations website.

The SEC maintains an internet site that contains reports, proxy and information statements and other information that we file electronically with the SEC. The address of the SEC's website is www.sec.gov.

The information found on our main website or our Investor Relations website is not part of this or any other report we file with, or furnish to, the SEC, for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act except as shall be expressly set forth by specific reference in such filing, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase our Common Stock.

PART I

Item 1A

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report, including our  consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Common Stock could decline, and you could lose part or all of your investment.

Explanatory Note

Since the filing of the Apex 10-K, we consummated the Business Combination (as previously described in this Annual Report) on July 1, 2021. As a result, because we are no longer a blank check company and there have been material changes to our business, operations, legal structure, and financial condition because of the consummation of the Business Combination, there are corresponding material changes to the risk factors affecting our Company as compared with those previously disclosed in Part I, Item 1A of the Apex 10-K.

Risks Related to Our Business

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

The significant majority of our customers choose to integrate their products and services with, or as an enhancement of, third-party solutions such as infrastructure, platforms or applications, in particular from Microsoft, Inc. (“Microsoft”). The functionality and popularity of our products and services depend largely on our ability to integrate our platform with third-party solutions, in particular Microsoft’s Azure, SharePoint, and Office 365. We are dependent on technology partner solutions for several major categories of our offerings, including data management, migration, governance, protection and backup. As a result, our customers’ satisfaction with our products are highly dependent on their perception of, and satisfaction with, our third-party providers and their respective offerings. We will continue to depend on various third-party relationships to sustain and grow our business. Third-party providers may change the features of their solutions, alter their governing terms, or end the solutions’ availability altogether. They may restrict our ability to add, customize or integrate systems, functionality and customer experiences. Any such changes could limit or terminate our ability to use these third-party solutions and provide our customers with the full range of our products and services. Our business would be negatively impacted if we fail to retain these relationships for any reason, including due to third parties’ failure to support or secure their technology or integrations; errors, bugs, or defects in their technology; or changes in our products and services. Any such failure, as well as a prolonged disruption, a cybersecurity event or any other negative event affecting our third-party providers and leading to customer dissatisfaction, could harm our relationship with our customers, our reputation and brand, our revenue, our business, and our results of operations.

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

PART I

Item 1A

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

■

Effectively recruit, integrate, train and motivate a large number of new employees, including our sales force, technical solutions professionals, customer success managers and engineers, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;

■	Attract new customers and retain and increase sales to existing customers;
■	Maintain and expand our relationships with our partners, including effectively managing existing channel partnerships and expand to new ones;
■

Successfully implement our products and services, increase our existing customers’ use of our products and services, and provide our customers with excellent customer support and the ability of our partners to do the same;

■	Increase the number of our partners;
■	Develop our existing products and services and introduce new products or new functionality to our products and services;
■	Expand into new market segments and internationally;
■	Earn revenue share and customer referrals from our partner ecosystem;
■	Improve our key business applications and processes to support our business needs;
■

Enhance information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing customer base, particularly in light of the COVID-19 pandemic or the military conflict between Russia and the Ukraine and the long-term effects thereof;

■	Enhance our internal controls to ensure timely and accurate reporting of all of our operations and financial results;
■	Protect and further develop our strategic assets, including our intellectual property rights; and
■	Make sound business decisions considering the scrutiny associated with operating as a public company.

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

PART I

Item 1A

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

Our ability to maintain or increase revenue also depends in part on our ability to retain existing customers, in particular that our customers renew their subscriptions with us on the same or more favorable terms. Our customers have no obligation to renew their contracts for AvePoint products after the expiration of either the initial or renewed subscription period, and in the normal course of business, some customers have elected not to renew. Our customers may renew for fewer elements of our products, for shorter renewal terms or on different pricing terms, including lower-cost offerings of our products. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our pricing or our products and their ability to continue their operations and spending levels, mix of customer base, decreases in the number of users at the customers, competition, pricing increases or changes and deteriorating general economic conditions, including as a result of the COVID-19 pandemic or the military conflict between Russia and Ukraine. If our customers do not renew their subscriptions for our products on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons. Further, acquisitions of our customers have continued, and may continue, to lead to cancellation of our contracts with such customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

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

PART I

Item 1A

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

The timing of our sales with our MM and large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. MM and large enterprise customers, particularly those in highly regulated industries and those requiring customized offerings, may have a lengthy sales cycle for the evaluation and implementation of our products and services. If these customers maintain work-from-home arrangements for a significant period of time, it may cause a lengthening of these sales cycles. This may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate our potential MM and large enterprise customers and familiarize them with our products and services. The length of our sales cycle for these customers, from initial evaluation to contract execution, is generally three to nine months but can vary substantially. On occasion, some customers will negotiate their contracts to include financial terms that negatively affect our revenue, such as a trial period, delayed payment or a number of months on a promotional basis. As the purchase and launch of our products and services can be dependent upon customer initiatives, infrequently, our sales cycle can extend to up to twelve months. As a result, much of our revenue is generated from the recognition of contract liabilities from contracts entered into during previous periods. Customers often view a subscription to our products and services as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test, and qualify our products and services prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

■	The effectiveness of our sales force as we hire and train our new salespeople to sell to MM and large enterprise customers;
■	The discretionary nature of purchasing and budget cycles and decisions;
■	The obstacles placed by customers’ procurement process;
■	Economic conditions and other factors impacting customer budgets;
■	Customers’ integration complexity;
■	Customers’ familiarity with the types of products and services we offer, in particular SaaS solutions;
■	Customers’ evaluation of competing products during the purchasing process; and
■	Evolving customer demands.

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

PART I

Item 1A

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

PART I

Item 1A

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

PART I

Item 1A

The estimates of market opportunity and forecasts of market growth included in our recent filings with the SEC (including this Report) may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

The market for SaaS offerings, which includes some of our most relevant products and services is relatively new and will experience changes over time. Customer demands for our products and services, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products, or the success of existing competitive products are difficult to predict and based on assumptions and estimates that may be inaccurate. In order for us to market and sell our products and services, we must successfully demonstrate to enterprise IT and business personnel the potential value of our offerings and persuade them to devote a portion of their budgets to the different products and services that we offer to manage, migrate and protect their data. We cannot provide any assurance that enterprises will recognize the need for our products and services or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on managing, migrating and protecting data may not yet be viewed as a necessity by enterprises or enterprises may determine that the stock functionality by existing technology providers may be sufficient, and accordingly, our sales effort is and will be focused in large part on explaining the need for, and value offered by, our offerings. The addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through our products and services, partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment, and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate and our ability to produce accurate estimates and forecasts may be impacted by the economic uncertainty associated with the COVID-19 pandemic or the military conflict between Russia and Ukraine. Even if the market in which we compete meets the size estimates and growth forecasted in this Report, our business could fail to grow at similar rates, if at all.

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

PART I

Item 1A

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

Seasonal or singular events may significantly increase the traffic on our own and the used third-party’s servers and the usage volume of our products. Despite precautions taken at the used data centers, spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice, or other unanticipated problems (such as the COVID-19 pandemic or the military conflict between Russia and Ukraine) could result in lengthy interruptions or performance degradation of our platform. Our own and third party data centers may also be subject to national or local administrative actions, changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the Russia-Ukraine crisis, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our products and services. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to terminate their subscriptions, any of which could harm our business. If we incur such losses or liabilities, we might be unable to recover significant amounts from our third-party providers (even if they were primarily or solely responsible) because of restrictive liability and indemnification terms.

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

PART I

Item 1A

e depend on services from various third parties to maintain our infrastructure and any disruptions to these services, including from causes outside our control, would significantly impact our products and services. In the future, these services may not be available to us on commercially reasonable terms, or at all. Loss of any of these services could decrease our products’ and/or services’ functionality until we develops equivalent technology or, if equivalent technology is available from another party, we identify, obtains and integrates it into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to address capacity constraints, upgrade our systems, and develop our technology and network architecture to accommodate actual and anticipated technology changes.

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

PART I

Item 1A

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

We are continuing our plan for further geographic expansion, which will create a variety of operational challenges.

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

We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets. This will require significant management attention and financial resources. We may face difficulties, including: (1) costs associated with developing software and providing support in many languages, (2) varying seasonality patterns, (3) potential adverse movement of currency exchange rates, (4) longer payment cycles and difficulties in collecting accounts receivable, (5) tariffs and trade barriers, (6) a variety of regulatory or contractual limitations on our ability to operate, (7) adverse tax events, (8) reduced protection of intellectual property rights, (9) a geographically and culturally diverse workforce and customer base, and (10) travel restrictions associated with the COVID-19 pandemic. Failure to overcome any of these difficulties could negatively affect the results of operations.

PART I

Item 1A

Our international operations will involve a variety of risks, including:

■	Changes in a country’s or region’s political or economic conditions;
■	Economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;
■	The need to adapt and localize products and services for specific countries;
■

Greater difficulty in receiving payments from different geographies, including difficulties associated with currency fluctuations, transfer of funds, longer payment cycles and collecting accounts receivable, especially in emerging markets;

■	Potential changes in trade relations arising from policy initiatives implemented by the current administration or by a successor administration;
■	Compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
■	Unexpected changes in laws, regulatory requirements, taxes, or trade laws;
■	More stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
■

Differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

■

Challenges inherent in efficiently managing an increased number of employees over large geographic distances (including in a work-from-home environment), including the need to implement appropriate systems, policies, benefits, and compliance programs;

■	Difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
■	Increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
■	Currency exchange rate fluctuations and the resulting effect on revenue and expenses, and the cost and risk of entering into hedging transactions if we elect to do so in the future;
■	Limitations on the ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
■	Laws and business practices favoring local competitors or general preferences for local vendors;
■	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
■	Political instability or terrorist activities;
■

Risks related to global health epidemics, such as the COVID-19 pandemic, including restrictions on our and our customers’ ability to travel, disruptions in customers’ ability to distribute products, and temporary closures of customers’ facilities;

■

Exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act of 2010, the UK Proceeds of Crime Act 2002, and similar laws and regulations in other jurisdictions;

■

Compliance with laws and regulations for foreign operations, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on the ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

■

Heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements; and

■	Adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

In addition, certain of our customer or resellers may operate in, or have dealings with, countries subject to sanctions or embargos imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. In particular, on February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date hereof, the countries remain in active armed conflict. Around the same time, the U.S., the U.K., the E.U., and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus, as well as a number of Russian Oligarchs. The U.S. or other countries could also institute broader sanctions on Russia and others supporting Russia’s economy or military efforts. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore are expected to result in adverse consequences to the Russian economy and could have a material adverse effect on our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, present material uncertainty and risk with respect to our operations, and our ability to achieve our objectives. Similar risks will exist to the extent that any service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas. Sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our partners, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our partners may rely.

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

PART I

Item 1A

We are exposed to fluctuations in currency exchange rates, which could negatively our revenue and earnings.

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

We intend to continue investing in research and development, and to the extent such research and development investments do not translate into new products or material enhancements to our products, or if we do not use those investments efficiently, our business and results of operations would be harmed.

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

PART I

Item 1A

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

Risks Related to Data Privacy and Cybersecurity

To the extent our security measures are compromised, our products and services may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our products and services, our reputation being harmed, the incurrence of significant liabilities, and harm to our results of operations and growth prospects.

Our operations may, in some cases, involve the storage, transmission and other processing of customer data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. The growth in state sponsored cyber activity, including the increased rate of cyberattacks arising from the Russia-Ukraine crisis and the risk that these cyberattacks could spread globally, showcases the increasing sophistication of cyber threats and could dramatically expand the global threat landscape. While no single company can thwart a nation state attack, we work to implement and continuously improve security-aware software development, operational management, and threat-mitigation practices that are essential to the strong protection of services and data. AvePoint has decades-long experience building enterprise software and running online services around the world. We implement a robust defense-in-depth security strategy based on the principle of “assume breach.” We work to continuously strengthen threat detection, response, and defense, conduct continuous security monitoring, and practice security incident response to validate and improve the security of our software and services. Rigorous third-party audits verify that we adhere to strict security controls such as the ones contained in the ISO/IEC 27001 standard mandate. We are audited once a year for ISO/IEC 27001 compliance by a third-party accredited certification body, which provides independent validation that security controls are in place and operating effectively.

We have security measures in place designed to protect us and our customers’ confidential and sensitive information and prevent data loss, but such measures cannot provide absolute security and may not be effective to prevent a security breach, including as a result of employee error, theft, misuse or malfeasance, third-party actions, unintentional events or deliberate attacks by cyber criminals, any of which may result in someone obtaining unauthorized access to our customers’ data, our data, our intellectual property and/or other confidential or sensitive business information. Importantly, the scope of our internal information controls and security measures is limited to the scope of our information security management system (“ ISMS”). All of the legal entities (and each of their respective employees) within our global corporate structure are contractually bound to the ISMS, but failure by any of our subsidiaries or affiliates (or employees thereof) to abide by the terms and conditions imposed by our ISMS could result in increased vulnerabilities, decreased integrity of our assets, and ultimately, liability, loss of business, and loss of customer confidence.

PART I

Item 1A

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

Outside of the ISMS and the internal security measures and data protections we have developed (and continue to improve), third parties may attempt to fraudulently induce employees, contractors or users to disclose information, including user names and passwords, to gain access to our customers’ data, our data or other confidential or sensitive information, and we may be the target of email scams that attempt to acquire personal information or our assets. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, such resources may not be sufficient, and as cyber-security threats develop, evolve and grow more complex over time, it may be necessary to make significant further investments to protect our data and infrastructure. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation and business could be damaged and we could incur significant liability. As we rely on third-party and public-cloud infrastructure, it depends in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums, and reputational damage. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing military conflict between Russia and Ukraine, from which a number of recent cybersecurity events have been alleged to have originated.

We store confidential company information and sensitive data, including personal information of our customers and employees, which may in turn contain third-party personal or other confidential information. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed, and we may be exposed to liability and loss of business.

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

PART I

Item 1A

Our potential failure to comply with legal or contractual requirements around the security of personal information could lead to significant fines and penalties, as well as claims by customers, affected data subjects, or other stakeholders. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and harm our reputation and the demand for our platform. If credit card information is stored in our systems or transmitted, stored or otherwise processed via our products and services and our security measures fail to protect credit card information adequately, we could be liable to our partners, the payment card associations, our customers or affected credit card holders. We could be subject to fines and face regulatory or other legal action, and our customers could end their relationships with us. The limitations of liability in our contracts may not be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

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

PART I

Item 1A

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

PART I

Item 1A

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

PART I

Item 1A

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we violate the controls.

Our products are and will be subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We incorporate encryption technology into our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. We previously obtained the required licenses to export our products outside of the United States. If the applicable U.S. legal requirements regarding the export of encryption technology were to change or if we change the encryption means in our products, we may need to apply for new licenses. There can be no assurance that we will be able to obtain the required licenses under such circumstances. Furthermore, various other countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit the ability to distribute our products or could limit our customers’ ability to implement our products in such countries

Furthermore, our activities are and will be subject us to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. embargoes or sanctions. The current U.S. presidential administration may impose more stringent export and import controls, as has been the case recently in response to the current conflict between Russia and the Ukraine. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we will take precautions to prevent our products and services from being exported in violation of these laws, including obtaining authorizations for our products and services, performing geolocation IP blocking and screenings against U.S. and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we intend to take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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

Our license terms prohibit our customers from using our products in breach of any applicable laws or regulations and, in particular, to use our SaaS products in any way that is unlawful, illegal, fraudulent or harmful or in connection with any unlawful, illegal, fraudulent or harmful purpose or activity and our license terms permit it to terminate an agreement and the granted licenses for our products if we becomes aware of illegal use. Our customers or partners may nonetheless engage in prohibited or illegal activities or use our products in violation of applicable laws, which could subject it to liability. Furthermore, our brand may be negatively impacted by the actions of customers or partners that are deemed to be hostile, offensive, inappropriate, or illegal. We do not expect to proactively monitor or review the appropriateness of the content of stored by our customers or our partners’ activities. Safeguards may not be sufficient for us to avoid liability or avoid harm to the AvePoint brand. Hostile, offensive, inappropriate, or illegal use could harm our business and financial results.

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

PART I

Item 1A

We provide our products and services to businesses in highly regulated industries and to customers with elevated confidentiality, privacy or security requirements, including public sector customers, which will subject us to a number of challenges and risks.

We have historically provided our products and services to customers in highly regulated industries such as pharmaceuticals, finance, insurance, healthcare and life sciences, and we may have customers in other highly regulated industries in the future. We expect that we will also provide our products and services to customers that have significantly higher than usual requirements for the confidentiality, protection of data or security of our infrastructure and operations, such as public sector customers in the defense, infrastructure management and other sectors. Providing products and services to such entities will subject us to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Customers in highly- regulated industries or in the public sector may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such entities may have statutory, contractual, or other legal rights to terminate contracts, conduct audits or execute other measures, with us or our partners due to a default or for other reasons. Any such measure may harm our reputation, business, results of operations and financial condition. Additionally, due to the heightened regulatory environment in which they operate or their elevated confidentiality, privacy or security requirements, potential customers in these industries and sectors may encounter additional difficulties when trying to move away from legacy products to products like those we provide, in particular to those in an SaaS format, which can negatively affect our business and results of operations.

Tax Risks

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

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”), generally eliminates the ability to carry back any net operating losses ("NOLs") to prior taxable years, while allowing NOLs generated in tax periods beginning after December 31, 2017, to be carried forward indefinitely. Under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the amount of NOLs that we are permitted to deduct in any taxable year beginning after December 31, 2020, is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. The changes in the carryforward/carryback periods as well as the limitation on use of NOLs in the taxable years beginning after December 31, 2020 may affect our ability to fully utilize available NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could affect our results.

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

PART I

Item 1A

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

We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.

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

Any of our trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products and services or adopt similar or identical brands for competing products and services. Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and services and use information that we regards as proprietary to create products and services that compete with us. Some license provisions restricting unauthorized use, copy, transfer, and disclosure of our intellectual property may be unenforceable under the laws of jurisdictions outside the United States.

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

PART I

Item 1A

Public Sector Risks

Significant changes in the contracting or fiscal policies of the public sector, or our failure to comply with certain laws or regulations, could harm the business we do with the public sector.

We have historically derived a portion of our revenue from governments and government-owned or - controlled entities (such as public health care bodies, educational institutions and utilities), which we refers to as the public sector in this Report, and the success and growth of our business will continue to depend in part on our successful procurement of public sector contracts. Factors that could impede the ability to maintain or increase the amount of revenue derived from public sector contracts include:

■	Changes in public sector fiscal or contracting policies;
■	Decreases in available public sector funding;
■	Changes in public sector programs or applicable requirements;
■	Adoption of new laws or regulations or changes to existing laws or regulations;
■	Potential delays or changes in the public sector appropriations or other funding authorization processes; and
■	Delays in the payment of invoices by public sector payment offices.

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

Our sales to government entities are and will continue to be subject to a number of challenges and risks.

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

Human Capital Risks

We depend on the continued services of our founders, senior management team and skilled individual contributors, and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

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

PART I

Item 1A

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

Our customers have historically relied on our personnel for support related to our products, in particular SaaS products. High-quality support continues to be important for the renewal and expansion of agreements with our existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new products and services to existing and potential customers could suffer and our reputation with existing or potential customers could be harmed.

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

PART I

Item 1A

Risks Related to Our Common Stock

The market price of shares of our Common Stock may be volatile, which could cause the value of your investment to decline.

Even if an active trading market develops, the market price of our Common Stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic. Market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our Common Stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: (1) variations in quarterly operating results or dividends, if any, to stockholders, (2) additions or departures of key management personnel, (3) publication of research reports about our industry, (4) litigation and government investigations, (5) changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, (6) adverse market reaction to any indebtedness incurred or securities issued in the future, (7) changes in market valuations of similar companies, (8) adverse publicity or speculation in the press or investment community, (9) announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments and (10) the impact of the COVID-19 pandemic on our management, employees, partners, customers, and operating results. In response, the market price of shares of our Common Stock could decrease significantly. You may be unable to resell your shares of our Common Stock at or above your purchase price. Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources

A small number of stockholders have substantial control over us, which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Our directors and executive officers and their respective affiliates beneficially own, in the aggregate, approximately 55% of our outstanding Common Stock. This significant concentration of ownership may have a negative impact on the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If the Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

■	Limited availability of market quotations for our securities;
■	A determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules,
■	Possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Common Stock;
■	A limited amount of analyst coverage; and
■	A decreased ability to issue additional securities or obtain additional financing in the future.

PART I

Item 1A

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

We have incurred (and will continue to incur) significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

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

Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs will require the us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs

Our management has identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, our management is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Prior to the consummation of the Business Combination, we were a private company with limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had material weaknesses in internal control because we did not maintain effective controls related to: (i) the completeness and accuracy of financial accounting, reporting and disclosures, (ii) the identification, review and accounting for nonroutine transactions and/or events and (iii) segregation of duties with respect to the processing of financial transactions. With the oversight of senior management and our audit committee, we implemented actions under a remediation plan which include (A) the hiring of personnel with technical accounting and financial reporting experience to further bolster our ability to assess judgmental areas of accounting and provide an appropriate level of oversight of activities related to internal control over financial reporting and (B) the engagement of external consultants in the assistance of the evaluation of complex accounting matters. We are implementing additional actions under a remediation plan which include, but are not limited to, (I) the implementation of improved accounting and financial reporting procedures and controls to improve the completeness and accuracy of our financial accounting, reporting and disclosures and (II) the establishment of formalized internal controls to review and maintain segregation of duties between control operators. We have continued the implementation of this plan and believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

PART I

Item 1A

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

We may be required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2022 at the time we file our next Annual Report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, including the existing material weakness, if not remediated. We are also required to disclose changes made in our internal control and procedures on a quarterly basis.

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

We qualify as an “emerging growth company” under SEC rules. As an emerging growth company, we will be permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include but are not limited to: (1) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of SOX, (2) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (3) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements, and proxy statements, and (4) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and the market price of our Common Stock may be more volatile. We will remain an emerging growth company until the earliest of: (1) December 31, 2024, (2) the last day of the fiscal year in which we have gross revenue exceeding $1.07 billion, (3) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the end of any fiscal year in which the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

PART I

Item 1A

Our management does not have extensive experience in operating a public company.

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

General Risk Factors

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

While we were able to deliver significant growth in 2020 and 2021 despite the COVID-19 pandemic, the measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closure, and other restrictive orders, and the resulting changes in businesses’ behaviors, have disrupted our normal operations and impacted our employees, suppliers, partners, and customers. We expect these disruptions and impacts to continue for the foreseeable future. In response to the COVID-19 pandemic, we took a number of actions that have impacted and continue to impact our business, including transitioning employees across all our offices (including our corporate headquarters) to remote work-from-home arrangements, imposing travel and related restrictions, and reducing operational expenditures significantly, including a reduction of approximately 10% of our global workforce during the first half of 2020. Given the continued spread of COVID-19, the emergence of new variants, and the resulting personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition and results of operations. While we have a distributed workforce and our employees are accustomed to working remotely or with other remote employees, our workforce has not historically been fully remote. Prior to the COVID-19 pandemic, certain of our employees traveled frequently to establish and maintain relationships with our customers and partners. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. Suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts and our ability to recruit employees across the organization. These changes could negatively impact our sales and marketing in particular, which could have longer-term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.

The degree to which COVID-19 will affect our business and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent and severity of the COVID-19 pandemic, the emergence of new variants of the disease, actions taken to contain the COVID-19 pandemic including through vaccinations, the impact of the COVID-19 pandemic and related restrictions on economic activity in domestic market and international trade, and the extent of the impact of these and other factors on our employees, suppliers, partners and customers. The COVID-19 pandemic and related restrictions could limit our customers’ ability to continue to operate, such as by limiting their abilities to obtain inventory, generate sales, or make timely payments to us. It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick, or for dependents for whom external care is not available. It could cause delays or disruptions in services provided by key suppliers and vendors, increase the vulnerability of us and our partners and service providers to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects.

PART I

Item 1A

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

Natural catastrophic events and man-made problems such as power disruptions, global pandemics, computer viruses, data security breaches, war, and terrorism may disrupt our business.

We rely heavily on our and third parties’, in particular Microsoft’s, network infrastructure and IT systems for our business operations. An online attack, earthquake, fire, terrorist attack, armed conflicts (such as the current conflict between Russia and Ukraine), power loss, global pandemics, such as the COVID-19 pandemic, telecommunications failure, or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, and loss of critical data or customer data. Such events could prevent us from providing our products and services to our customers. A catastrophic event that results in the destruction or disruption of our or third parties’ data centers, or our network infrastructure or IT systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations, and harm our operating results. We may also incur significant costs for using alternative equipment or facilities or taking other actions in preparation for, or in reaction to, any such events.

Acts of war and other international conflicts, such as the Russia-Ukraine crisis, terrorism and other geo-political unrest or health issues, such as outbreak of pandemic or epidemic disease, such as COVID-19, or fear of such events, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.

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

PART I

Items 1B, 2, 3, and 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2021 that remain unresolved.

ITEM 2. PROPERTIES

We and our subsidiaries are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of December 31, 2021, we had approximately 259,000 square feet of leased office space across the United States, Australia, China, France, Germany, Japan, Netherlands, the Philippines, Singapore, South Africa, Sweden, Switzerland, the United Kingdom, and Vietnam.

Our Principal Offices

Our principal corporate headquarters and executive offices are located in Jersey City, New Jersey, United States, and consist of approximately 15,467 square feet under a lease that expires in 2030. Our principal operating offices are located in Richmond, Virginia, United States, where we lease approximately 11,965 square feet under a lease that expires in 2027.

Use of Facilities

We use our principal corporate headquarters primarily for our executive management, human resources, and marketing, as well as for certain of data privacy and security teams. We use our Richmond, Virginia, United States office as our principal operating headquarters out of which our finance, accounting, legal, general administration, information technology, data privacy and security, and sales teams operate. Our other facilities across the globe are used for some or all of the aforementioned operating purposes, as well as for research and development, customer support, data storage, accounts receivable and payable, and other administrative and operational purposes in the localities and surrounding jurisdictions in which such office facilities are located.

Additional Space

We intend to procure additional space as we add employees and expand geographically. We believe that our current facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter and the fiscal year ended December 31, 2021, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

Refer to the information under the section titled “Risk Factors - Legal and Regulatory Risks” (Part I, Item 1A of this Annual Report) for information regarding the potential legal and regulatory risks (including potential legal proceedings and litigation) in which we may become involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “AVPT,” and our Public Warrants began trading on the Nasdaq under the symbol “AVPTW” on July 2, 2021. Prior to the consummation of the Business Combination on July 1, 2021, Apex Units, Public Shares, and Public Warrants were each traded on the Nasdaq Capital Market under the symbols “APXTU,” “APXT,” and “APXTW,” respectively. Apex Units commenced public trading on September 17, 2019, and Apex’s Public Shares and Public Warrants commenced separate public trading on November 5, 2019. In connection with the Closing of the Business Combination, each Apex Unit was separated into its components, which consisted of one share of Class A common stock and one-half of one Warrant, and such Units no longer exist. As of December 31, 2021, there were 181,801,404 shares of our Common Stock issued and outstanding held of record by 111 holders, and 17,905,000 Warrants outstanding held of record by three holders.

Current Stockholder and Common Stock Information

On March 30, 2022, just prior to the date of this Annual Report, there were 182,602,086 shares of Common Stock issued and outstanding held of record by 113 holders, and 17,905,000 Warrants outstanding held of record by three holders. This figure does not include a substantially greater number of beneficial holders of our Common Stock and Public Warrants whose shares (or Warrants to purchase shares) are held by banks, brokers, and other financial institutions.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends is at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements, and other factors that our Board may deem relevant. Except as noted in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, there are currently no contractual restrictions on our ability to pay dividends in cash or shares.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” (Part III, Item 12 of this Annual Report) and “Note 13 — Stock-Based Compensation” (Part II, Item 8 of this Annual Report) for more information.

PART II

Items 5 and 6

Unregistered Sales of Equity Securities

The following list sets forth information regarding all unregistered securities sold by us since the Closing Date of the Business Combination:

PIPE Shares

On the Closing Date of the Business Combination, a number of qualified institutional buyers and accredited investors (each, a “PIPE Investor”) purchased from AvePoint an aggregate of 14,000,000 shares of Apex common stock (the "PIPE Shares"), for a purchase price of $10.00 per share and an aggregate purchase price of $140.0 million, pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of November 23, 2020 in one or more private placement transactions (the "Private Placements"). The PIPE Shares issued in connection with the Subscription Agreements were not registered under the Securities Act and were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer under benefit plans and contracts relating to compensation as provided under Rule 701. None of the Private Placements involved any underwriters, underwriting discounts or commissions, or any public offering. The recipients of the securities in these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Pursuant to the Subscription Agreements, we granted certain registration rights to the PIPE Investors with respect to the PIPE Shares.

On the Closing Date of the Business Combination, certain persons and entities receiving shares of Common Stock pursuant to the Business Combination Agreement and certain persons and entities holding securities of Apex prior to the Closing entered into that certain Amended and Restated Registration Rights Agreement (the “ A&R Registration Rights Agreement”). In the A&R Registration Right Agreement, we agreed that, within 15 business days after the Closing, we would file with the SEC a registration statement registering the resale of certain of our securities held by the Sponsor, the PIPE Investors, holders of the Warrants, and other selling securityholders, and that we would use commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof.

On June 23, 2021, in fulfilment of our obligations under the A&R Registration Rights Agreement, we filed a Registration Statement on Form S-1 (File No. 333-258109) (the “Preliminary S-1”) registering for sale or resale, as applicable, certain securities offered by us and by named selling securityholders (including the holders of PIPE Shares) therein. The Preliminary S-1 became effective on August 9, 2021, and the prospectus relating thereto was filed on August 10, 2021. On August 5, 2021, we filed an amendment to the Preliminary S-1 (the “Amended S-1”).

In the Amended S-1, we registered for primary offering 17,905,000 shares of Common Stock, consisting of:

■	405,000 shares of Common Stock issuable upon exercise of the Private Warrants and
■	17,500,000 shares of Common Stock issuable upon exercise of the Public Warrants.

In the Amended S-1, certain selling securityholders registered for secondary offering an aggregate of 136,029,478 shares of Common Stock, consisting of:

■	Up to 14,000,000 PIPE Shares;
■	Up to 8,750,000 Common Stock shares held by the Sponsor and Cantor (the “Sponsor Shares”), which number includes 2,916,700 Sponsor Earn-Out Shares (as defined in the Amended S-1)
■	Up to 810,000 Placement Shares issued upon separation of the Placement Units;
■	Up to 405,000 shares of Common Stock issuable upon the exercise of the Private Warrants; and
■

Up to 112,064,478 shares of Common Stock pursuant to the Registration Rights Agreement (including up to 13,329,196 shares of Common Stock issuable pursuant to outstanding options and up to 1,912,155 shares of Common Stock issuable as Earnout Shares (as such term is defined in the Amended S-1)).

Pursuant to the Amended S-1, certain selling securityholders also offered 405,000 Private Warrants.

Equity Incentive Plans - Conversion of Options

Legacy AvePoint granted to certain employees, directors and consultants of it and its subsidiaries, options to purchase an aggregate of 29,423,382 shares of common stock at exercise prices of $0.0334 to $3.905 per share under our 2016 Equity Incentive Plan and $0.0334 to $1.8915 per share under our 2006 Equity Incentive Plan. Upon the closing of the Business Combination, such options were automatically and without any required action on the part of any holder or beneficiary thereof, were assumed by us and converted into options to purchase an aggregate of 255,731,562 shares of our Common Stock at exercise prices of $0.0038 to $0.4493 per share and $0.0038 to $0.2176 per share under our 2016 Equity Incentive Plan and our 2006 Equity Incentive Plan, respectively.

Capitalized terms used but not defined in this section under the heading "Unregistered Sales of Equity Securities" are defined in the section title "Business - 2021 Consummation of the Business Combination" (Part 1, Item 1 of this Annual Report).

Issuer Purchases of Equity Securities

In April of 2021, we purchased approximately $1.6 million of pre-Business Combination Apex common stock shares via a publicly announced share purchase program (the "Apex Share Purchase Program"), which shares are now recorded as treasury stock. In a press release issued on April 14, 2021, we announced that the board of directors of Legacy AvePoint authorized Legacy AvePoint to thereafter purchase up to an aggregate of $20.0 million of pre-Business Combination Apex common stock via the Apex Share Purchase Program until the date on which the SEC declared Apex's amended registration statement on Form S-4 effective (which date was June 2, 2021). However, we elected to terminate the Apex Share Purchase Program on April 30, 2021. . See our consolidated financial statements (Part II, Item 8 of this Annual Report) for more information regarding this purchase and cash outflows related thereto.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the Apex Share Purchase Program(2)
April 14 - April 30, 2021(3)	143,564	$11.36	143,564	$0

(1) All shares were purchased pursuant to the publicly announced Apex Share Purchase Program via open market purchases.

(2) The Apex Share Purchase Program authorized Legacy AvePoint to purchase up to an aggregate of $20.0 million of pre-Business Combination Apex common stock until the date on which the SEC declared Apex's amended registration statement on Form S-4 effective (which date was June 2, 2021). The Apex Share Purchase Program was terminated on April 30, 2021, and no additional purchases were made thereunder.

(3) The Apex Share Purchase Program began on April 14, 2021 and ended on April 30, 2021. Other than the period presented in this table, there are no other periods in which the Apex Share Purchase Program was active.

Use of Proceeds from the Business Combination

As a result of the Business Combination, we received net cash consideration of $204.5 million. Legacy AvePoint and Apex incurred costs that are considered direct and incremental costs associated with the transactions contemplated by the Business Combination Agreement and those transactions ancillary thereto. These costs amounted to $56.2 million and were treated as a reduction of additional paid-in capital. In addition to the payment of the direct and incremental costs associated with consummation of the Business Combination, the remaining proceeds (including proceeds from the Private Placements) we received from the Business Combination are used (and will continue to be used) for our working capital and general corporate purposes, including potential merger and acquisition activity in accordance with our acquisition and growth strategies.

ITEM 6. RESERVED

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. The MD&A should also be read together with (A)(i) our audited consolidated financial statements as of December 31, 2020 and for the year ended December 31, 2020, (ii) the section titled “Information About AvePoint” and (iii) the section titled  “Selected Historical Consolidated Financial Information of AvePoint,” in each case as set forth in Amendment No. 4 to our Form S-4, as filed with the SEC on May 28, 2021, and (B) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Amendment No. 1 to our Registration Statement on Form S-1, as filed with the SEC on August 5, 2021 (and declared effective on August 9, 2021). The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions that are based on the beliefs of management, as well as assumptions made by, based on information currently available to, our management. Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and those set forth under the section titled “Risk Factors” (Part I, Item 1A of this Annual Report). Please also see the section of this Annual Report titled “Forward-Looking Statements.”

2021 Business Highlights

■	Grew total ARR 34% year-over-year to $159.2 million;
■	Increased dollar-based net retention rate to 110%, up 3 percentage points year-over-year;
■

Eclipsed 2,800 total channel partners in 2021, of which, roughly three quarters are managed service providers (MSPs). AvePoint’s channel presence has further expanded to include over 100 cloud marketplaces and distributors across 7 continents;

■	Expanded cloud user base to 9.4 million, up 34% from 7.0 million as of December 31, 2020; and
■

Recognized as a Leader in The Forrester New Wave: SaaS Application Data Protection, Q4 2021 Report. According to the report, AvePoint offers strong capabilities in Microsoft 365, Google Workspace and Salesforce backup capabilities, and was the only vendor to receive a differentiated rating in all three criteria.

Overview

Our goal is to be the catalyst of business transformation by empowering organizations with relevant technologies that are efficient, secure, and well governed. We help transform data and collaboration so users can be more productive with the latest cloud services (like Microsoft 365 ("M365")), and drive efficiency in delivery and management of those services for service providers. Our strategy is focused on supporting cloud and hybrid cloud customers and partners as they transition to and mature their cloud deployments. We do this through our Confidence Platform, a SaaS platform that assists organizations who use M365 and more than a half dozen cloud collaboration platforms. The Confidence Platform (built on “AvePoint Online Services” or "AOS") supports the collaboration of 8 million users across 7 continents with a scalable, secure, and intelligent architecture.

The 2021 Business Combination

On November 23, 2020, Legacy AvePoint and the members of the Apex Group entered into the Business Combination Agreement. The Business Combination by and among Legacy AvePoint and the members of the Apex Group was effected on July 1, 2021 by the merger of Athena Technology Merger Sub, Inc. ("Merger Sub 1") with and into Legacy AvePoint (the “First Merger”), with Legacy AvePoint surviving the First Merger as a wholly-owned subsidiary of Apex, and promptly following the First Merger, Legacy AvePoint was merged with and into Athena Technology Merger Sub 2, LLC ("Merger Sub 2") (the “Second Merger”), with Merger Sub 2 surviving the Second Merger (the “Surviving Entity”) as a wholly-owned subsidiary of Apex (the Second Merger together with the First Merger, the “Mergers”). Following the consummation of the Mergers, the Surviving Entity changed its name to AvePoint US, LLC and Apex changed its name to AvePoint, Inc. (hereinafter referred to as “AvePoint,” “we,” "us," or “our”). On July 26, 2021, AvePoint US, LLC was merged with and into AvePoint, with AvePoint surviving.

The Business Combination is accounted for as a reverse recapitalization. We are the accounting predecessor and we are the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in our future periodic reports filed with the SEC. Under this method of accounting, Apex is treated as the acquired company for financial statement reporting purposes. The most significant change in the successor’s subsequent reported financial position and results reflect the net increase in cash of approximately $204.5 million, including $140 million in gross proceeds from the PIPE by Apex. Total transaction costs were approximately $56.2 million. See the section of this Annual Report titled “Consolidated Financial Statements” for additional information. As a result of the Business Combination, we are the successor to an SEC-registered and Nasdaq-listed company, which has required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees

Capitalized terms used but not defined in this section under the heading "The 2021 Business Combination" are defined in the section titled “Business - 2021 Consummation of the Business Combination” (Part I, Item 1 of this Annual Report).

PART II

Item 7

Key Business Metrics

Our management reviews the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, make strategic decisions, and to make informed decisions regarding the allocation of our resources. We disclose key business metrics within the MD&A and elsewhere in this Annual Report to enable investors to evaluate progress against our ambitions, provide transparency into performance trends, and reflect the continued evolution of our products and services. Our key business metrics are fundamentally interconnected and indicative of how customers use our products and services. However, increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue.

The chart below illustrates certain of our key business metrics, each described in more detail below, as of the end of or for the periods presented. Our key business metrics are further discussed in the section titled “Notes to Consolidated Financial Statements” (Part II, Item 8 of this Annual Report).

	December 31,
	2021	2020
Total ARR ($ in mil)	$159.2	$118.7
Core TTM dollar-based net retention rate	110%	107%

Annual Recurring Revenue

We calculate our annual recurring revenue (“ARR”) at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources, with the exception of migration products, from all customers with a contract duration exceeding three months (such customers, our “Core” customers, and such ARR, our “Core ARR”), and the product of the current month’s monthly recurring revenue (“MRR”) multiplied by twelve (to prospectively annualize SaaS and term license and support revenue). ARR also includes some recurring professional services revenue, such as recurring TAM services.

MRR is attributable to our Channel business, and MRR-contributing customers are classified as customers with a contract duration of 3 months or less. As of December 31, 2021 and December 31, 2020, our Channel business was transacting the equivalent of $9.4 million and $4.2 million in ARR, respectively, calculated as December’s MRR multiplied by twelve months. Customer contracts used in calculating MRR may or may not be extended or renewed by our customers. Growth in ARR is driven by both new business and the retention of existing business.

We believe ARR is indicative of growth in recurring revenue streams, leading to higher revenue growth in future periods. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with, or to replace, either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers (the same is true for those contracts used in calculating MRR, which may or may not be extended or renewed by the customer).

Core TTM Dollar-Based Net Retention Rate

We use a trailing twelve-month ("TTM") dollar-based net retention rate to evaluate our ability to maintain and expand our revenue with our customer base over time.

“Core TTM Dollar-Based Net Retention Rate” as of a period end is calculated by starting with the ARR from the cohort of all Core customers as of 12 months prior to such period end (the “Prior Period ARR”). We then calculate the ARR from these same Core customers as of the current period end (the “Current Period ARR”). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the Core TTM Dollar-Based Net Retention Rate.

A Core TTM Dollar-Based Net Retention Rate greater than 100% implies positive net revenue retention. We believe this Core TTM Dollar-Based Net Retention Rate metric is indicative of our ability to grow our relationships with existing customers, and further grow ARR and revenue. Improvement in this metric is driven by improvement in both customer retention, as well as cross-sell and up-sell capabilities.

PART II

Item 7

Components of Results of Operations

Revenue

We generate revenue from four primary sources: SaaS, term license and support, services, and maintenance across a variety of products.

SaaS revenue sources are generated from our cloud-based solutions. Term license and support revenue sources are similar to SaaS revenue sources with the exception that term licenses and support are generated from the sales of on-premise or hybrid licenses which include a distinct support component. Both SaaS and term license and support revenue sources are primarily billed annually, apart from our Channel business. SaaS and term license and support are generally sold per user license or based upon the amount of data protected.

Services revenue includes revenue generated from implementation, training, consulting, migration, license customization and managed services. Services revenue from implementation, training, consulting, migration, and license customization are recognized by applying a measure of progress, such as labor hours to determine the percentage of completion of each contract. These offerings are not inherently recurring in nature and as such are subject to more period-to-period volatility than other elements of our business. Services revenue from managed services are recognized ratably or on a straight-line basis over the contract term.

Maintenance revenue is a result of selling on-going support for perpetual licenses. It also includes recurring professional services such as TAM. Maintenance revenue is recognized ratably over the term of the maintenance agreement, which is typically one year.

Over time, we expect SaaS and term license and support revenue will increase as a percentage of total revenue and more closely reflect our bookings mix as it continues to focus on increasing SaaS and term license and support revenue as a key strategic priority.

Cost of Revenue

Cost of SaaS and cost of term license and support consists of all direct costs to deliver and support our SaaS and term license and support products, including salaries, benefits and related expenses, allocated overhead, and third-party hosting fees related to our cloud services. We recognize these expenses as they are incurred. We expect that these costs will increase in absolute dollars but may fluctuate as a percentage of SaaS and term license and support revenue from period to period.

Cost of maintenance consists of all direct costs to support our perpetual license products, including salaries, benefits, stock-based compensation and related expenses and allocated overhead. We recognize these expenses as they are incurred. We expect that cost of maintenance revenue will decrease in absolute dollars as maintenance revenue declines but may fluctuate as a percentage of maintenance revenue.

Cost of services consists of salaries, benefits, stock-based compensation and related expenses for our services organization, allocated overhead and IT necessary to provide services for our customers. We recognize these expenses as they are incurred.

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue.

Gross profit has been and will continue to be affected by various factors, including the mix of our revenue, the costs associated with third-party cloud-based hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and services organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors but should increase in the long term as our product mix continues to shift in favor of SaaS and term license and support revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses for sales, marketing and customer success personnel, stock-based compensation expense, sales commissions, marketing programs, travel-related expenses, and allocated overhead costs. We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of our relationship with such customers. We plan to continue our investment in sales and marketing by hiring additional sales and marketing personnel, executing our go-to-market strategy globally, and building our brand awareness.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for finance, legal and compliance, human resources, and IT, stock-based compensation expense, external professional services, allocated overhead costs and other administrative functions. Our general and administrative expenses have increased as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services.

Research and Development

Research and development expenses consist primarily of personnel-related expenses incurred for our engineering, product and design teams, stock-based compensation expense and allocated overhead costs. We have a research and development presence in the United States, China, and Vietnam. This provides a strategic advantage, allowing us to efficiently invest in both new product development and increasing our existing product capabilities. We believe delivering expanding product functionality is critical to enhancing the success of existing customers while new product development further reinforces our breadth of software solutions.

Other Income (Expense)

Other income (expense), net consists primarily of fair value adjustments on earn-out and warrant liabilities. In addition to fair value adjustment, other income (expense), net also consists of foreign currency remeasurement gains/losses partially offset by interest income on corporate funds invested in money market instruments and highly liquid short-term investments.

Income Taxes

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, principles, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions. The foreign jurisdictions in which we operate have different statutory tax rates than those of the United States. Accordingly, our effective tax rate could be affected by the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, and changes in tax laws in jurisdictions in which we operate.

PART II

Item 7

Results of Operations

The following table summarizes our historical consolidated statement of operations data for the periods indicated. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2021	2020
	(in thousands)
Total revenue	$191,909	$151,533
Total cost of revenue(1)	52,664	40,290
Gross profit	139,245	111,243
Operating expenses:
Sales and marketing(1)	100,512	76,545
General and administrative(1)	59,221	36,872
Research and development(1)	31,765	12,204
Depreciation and amortization	1,238	1,059
Total operating expenses	192,736	126,680
Loss from operations	(53,491)	(15,437)
Other income (expense), net	20,703	(470)
Loss before income taxes	(32,788)	(15,907)
Income tax expense	457	1,062
Net loss	$(33,245)	$(16,969)

(1)	Stock-based compensation for the periods was included in the following line items:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cost of revenue	$3,477	$592
Sales and marketing	15,906	19,973
General and administrative	24,063	12,916
Research and development	16,062	286
Total stock-based compensation	$59,508	$33,767

PART II

Item 7

Comparison of the Years Ended December 31, 2021, and December 31, 2020

Revenue

The components of our revenue during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
SaaS	$85,580	$52,074	$33,506	64.3%
Term license and support	50,970	38,949	12,021	30.9%
Services	31,919	34,140	(2,221)	(6.5)%
Maintenance	21,022	23,462	(2,440)	(10.4)%
Perpetual license	2,418	2,908	(490)	(16.9)%
Total revenue	$191,909	$151,533	$40,376	26.6%

Revenue increased $40.4 million, or 26.6%, from $151.5 million for the year ended December 31, 2020 to $191.9 million for the year ended December 31, 2021, primarily as a result of an increase in SaaS and term license and support revenue. Revenue from our SaaS offerings increased $33.5 million, or 64.3%, from $52.1 million for the year ended December 31, 2020 to $85.6 million for the year ended December 31, 2021. Revenue from our term license and support offerings increased $12.0 million, or 30.9%, from $38.9 million for the year ended December 31, 2020 to $51.0 million for the year ended December 31, 2021.

The growth in revenue is primarily attributable to AvePoint’s investment in our global sales teams and increases in our marketing efforts driving sales of new customers.  Another meaningful factor was the increase in our net retention rate, indicating that existing customers continued to provide more revenue from us than in past periods.  This increase is attributable in our customer success organizations as well as research and development efforts to produce new products and product features.

The increases attributable to SaaS and term license and support revenue were offset by a decrease in service, maintenance, and perpetual license revenue. Our services offerings decreased $2.2 million, or 6.5%, from $34.1 million for the year ended December 31, 2020 to $31.9 million for the year ended December 31, 2021. Our maintenance offerings decreased $2.4 million, or 10.4%, from $23.5 million for the year ended December 31, 2020 to $21.0 million for the year ended December 31, 2021. Our perpetual license offerings decreased $0.5 million, or 16.9%, from $2.9 million for the year ended December 31, 2020 to $2.4 million for the year ended December 31, 2021. Services revenue is derived from services offerings related to software implementation, training, migration, customized solutions and managed services. Our revenue from maintenance and perpetual license revenue is expected to continue to trend downward period over period. This is driven from multiple strategic decisions to shift away from the sale of perpetual licenses and towards SaaS and term licenses. The fundamental shift by our customers to the cloud has accelerated the adoption of our SaaS offerings. This increased adoption rate is evidenced by the shift in bookings towards SaaS offerings from perpetual license and term license and support bookings. Beginning in 2016, we shifted our focus from a perpetual license model to a subscription pricing model. Over the last several years, we have experienced a gradual decline in sales of perpetual licenses, followed by a corresponding decline in maintenance revenue. In contrast, we have experienced a rapid increase in SaaS and term license and support sales and corresponding revenue.

Term license and support revenue for the years ended December 31, 2021 and 2020 includes $37.3 million and $29.5 million of revenue recognized at a point of time, respectively.

Revenue by geographic region during the years ended December 31, 2021 and 2020 was as follows:

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
United States	$83,034	$67,823	$15,211	22.4%
EMEA	58,285	42,441	15,844	37.3%
APAC	50,590	41,269	9,321	22.6%
Total	$191,909	$151,533	$40,376	26.6%

From the year ended December 31, 2020 to the year ended December 31, 2021, United States experienced a $15.2 million increase in revenue driven by a $20.1 million increase in SaaS and term license and support revenue, partially offset by a $3.4 million decrease in services revenue, a $1.2 million decrease in maintenance revenue and a $0.3 million decrease in perpetual license revenue. EMEA experienced a $15.8 million increase in revenue driven by an $18.3 million increase in SaaS and term license and support revenue and $0.2 million increase in perpetual license, partially offset by a $1.6 million decrease in services revenue and a $1.1 million decrease in maintenance revenue. APAC experienced a $9.3 million increase in revenue driven by a $7.1 million increase in SaaS and term license and support revenue and a $2.8 million increase in services revenue, partially offset by a $0.5 million decrease in perpetual license revenue. The overall decrease in services and maintenance revenue in United States, German and other locations is due to our continued shift towards SaaS and term license and support offerings, while the increase in perpetual license revenue in German and Singapore is a result of an increase in one-time sales of perpetual licenses. The increase in SaaS, term license and support and maintenance revenue offerings in Japan is a result of increased bookings in the location, while the decrease in perpetual license revenue is a result of the strategic shift away from perpetual license offerings.

PART II

Item 7

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue:
SaaS	$19,039	$11,050	$7,989	72.3%
Term license and support	950	1,930	(980)	(50.8)%
Services	30,726	26,089	4,637	17.8%
Maintenance	1,949	1,221	728	59.6%
Total cost of revenue	$52,664	$40,290	$12,374	30.7%
Gross profit	139,245	111,243	28,002	25.2%
Gross margin	72.6%	73.4%	—	—

GAAP cost of revenue	$52,664	$40,290	$12,374	30.7%
Stock-based compensation expense	(3,477)	(592)	(2,885)	487.3%
Non-GAAP cost of revenue	$49,187	$39,698	$9,489	23.9%
Non-GAAP gross profit	142,722	111,835	30,887	27.6%
Non-GAAP gross margin	74.4%	73.8%	—	—

Cost of revenue increased $12.4 million, or 30.7%, from $40.3 million for the year ended December 31, 2020 to $52.7 million for the year ended December 31, 2021. Stock-based compensation contributed $2.9 million of the increase primarily as a result of a one-time compensation expense relating to stock-based compensation awards to a group of our longstanding employees as a result of becoming a public company. The remaining $9.5 million increase was driven primarily by higher hosting costs resulting from increased SaaS revenue and higher service costs associated with a greater number of customization services which typically incur higher costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$100,512	$76,545	$23,967	31.3%
Percentage of revenue	52.4%	50.5%	—	—

GAAP sales and marketing	$100,512	$76,545	$23,967	31.3%
Stock-based compensation expense	(15,906)	(19,973)	4,067	(20.4)%
Non-GAAP sales and marketing	$84,606	$56,572	$28,034	49.6%
Non-GAAP percentage of revenue	44.1%	37.3%	—	—

Sales and marketing expenses increased $24.0 million, or 31.3%, from $76.5 million for the year ended December 31, 2020 to $100.5 million for the year ended December 31, 2021. Stock-based compensation decreased by $4.1 million primarily as a result of a reduction of mark-to-market fair value on liability classified awards in the first half of 2021 compared to mark-to-market fair value on liability classified awards in 2020.

The primary drivers of the remaining $28.0 million increase consisted of increases in personnel and marketing costs. Personnel costs, which comprised approximately $21.0 million of the increase, were driven by compensation and benefits increases related to the increases in headcount across global sales and marketing teams. Of the remaining $7.0 million of increases, the majority of the increase was driven by expanded marketing campaigns throughout 2021.

General and Administrative

General and administrative expenses during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$59,221	$36,872	$22,349	60.6%
Percentage of revenue	30.9%	24.3%	—	—

GAAP general and administrative	$59,221	$36,872	$22,349	60.6%
Stock-based compensation expense	(24,063)	(12,916)	(11,147)	86.3%
Non-GAAP general and administrative	$35,158	$23,956	$11,202	46.8%
Non-GAAP percentage of revenue	18.3%	15.8%	—	—

General and administrative expenses increased $22.3 million, or 60.6%, from $36.9 million for the year ended December 31, 2020 to $59.2 million for the year ended December 31, 2021. Stock-based compensation contributed $11.1 million of the increase as a result of a one-time compensation expense relating to existing stock-based compensation awards to a group of our international employees, unfavorable mark-to-market adjustments on liability classified awards in the first half of 2021 compared to mark-to-market adjustment on liability classified awards in 2020, and recognition of compensation expense for our Q3 2021 stock-based awards.

The primary drivers of the remaining $11.2 million increase consisted of increases in professional service, personnel, and insurance costs. Approximately 38% of the increase in general and administrative costs was due to increases in professional service costs, largely as a result of increased consumption of legal and consulting services due to the public listing of our securities in Q3 2021. The increase in personnel costs, which made up approximately 29% of the increase, was driven by higher headcount required as we continue to expand and due to additional need for legal, finance and administrative personnel as we transitioned to become a publicly traded company. Insurance increases, primarily related to increased coverage needed as a publicly traded company, made up approximately 14% of the increase. The remaining difference was driven by various general and administrative costs as we continue to expand our operations.

Research and Development

Research and development expenses during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$31,765	$12,204	$19,561	160.3%
Percentage of revenue	16.6%	8.1%	—	—

GAAP research and development	$31,765	$12,204	$19,561	160.3%
Stock-based compensation expense	(16,062)	(286)	(15,776)	5,516.1%
Non-GAAP research and development	$15,703	$11,918	$3,785	31.8%
Non-GAAP percentage of revenue	8.2%	7.9%	—	—

Research and development expenses increased $19.6 million, or 160.3%, from $12.2 million for the year ended December 31, 2020 to $31.8 million for the year ended December 31, 2021. Stock-based compensation represented the primary driver of the change, contributing approximately $15.8 million of the increase primarily as a result of a one-time compensation expense relating to existing stock-based compensation awards to a group of our international employees.

The primary driver of the remaining $3.8 million increase resulted from higher compensation costs for research and development personnel as we seek to expand development of new offerings and improvements to existing offerings.

Income Tax Provision

Income tax provision during the years ended December 31, 2021 and 2020 was as follows:

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax expense	$457	$1,062	$(605)	(57.0)%

Our income tax expense for the year ended December 31, 2021 was $0.5 million as compared to the income tax expense of $1.1 million for the year ended 2020. The effective tax rate which equals the income tax provision divided by income from continuing operation was (1.42)% for the year ended December 31, 2021 compared to (6.7)% for the year ended December 31, 2020. The change in effective tax rates for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates or tax losses for which no benefit can be taken in 2020, changes in the valuation allowance, and non-deductible equity compensation, offset by deductible transaction related expenses and non-taxable gain from change in earn out liability fair value.

PART II

Item 7

Certain Non-GAAP Financial Measures

We believe that, in addition to our financial results determined in accordance with GAAP, non-GAAP operating income and non-GAAP operating margin are useful in evaluating our business, results of operations, and financial condition.

Non-GAAP operating income and non-GAAP operating margin should not be considered as an alternative to operating income, operating margin or any other performance measures derived in accordance with GAAP as measures of performance. Non-GAAP operating income and non-GAAP operating margin should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Non-GAAP Operating Income and Non-GAAP Operating Margin

Non-GAAP operating income and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income as GAAP operating loss plus stock-based compensation. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation which has had historical volatility from period to period due to marked-to-market securities.  The elimination of the effect of variability of stock-based compensation expense, which is a non-cash expense, provides a better representation as to the overall operating performance of the company.  We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resource, (d) to measure operational profitability and the accuracy of forecasting, (e) to assess financial discipline over operational expenditures.

GAAP operating margin for the years ended December 31, 2021 and 2020 was (27.9)% and (12.3)%, respectively. Non-GAAP operating margin for the years ended December 31, 2021 and 2020 was 3.1% and 12.1%, respectively.  The reduction in non-GAAP operating margin was primarily attributable to the significant investment in the business during late 2020 and through 2021 as well as a of increased expenses related to becoming a publicly traded company. The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Year Ended
	December 31,
	2021	2020
	(dollars in thousands)
Loss from operations	$(53,491)	$(15,437)
Margin from operations	(27.9)%	(10.2)%
Add:
Stock-based compensation	59,508	33,767
Non-GAAP operating income	$6,017	$18,330
Non-GAAP operating margin	3.1%	12.1%

Liquidity and Capital Resources

As of December 31, 2021, we had an accumulated deficit of $375.3 million, $268.2 million in cash and cash equivalents and $2.4 million in short-term investments. Historically, we have from time to time financed our operations with proceeds from the sale of preferred stock and other equity instruments.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Prior to 2020, we generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. Refer to "Note 10 - Commitments and Contingencies" for more information regarding the purchase commitments.

We believe that our existing cash and cash equivalents, our cash flows from operating activities, and our borrowing capacity under our credit facility with HSBC, described below, will be sufficient to meet our working capital and capital expenditure needs and debt service obligations for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants.

PART II

Item 7

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended
	December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$5,030	$19,120
Net cash provided by (used in) investing activities	(3,377)	1,368
Net cash provided by financing activities	198,617	35,559

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 was $5.0 million, reflecting our net loss of $33.2 million, adjusted for non-cash items of $39.9 million and net cash outflows of $1.6 million from changes in our operating assets and liabilities. The primary drivers for non-cash items were stock-based compensation, which reflects ongoing compensation charges for the entity’s equity- and pre-merger liability-classified awards, mark to market adjustments on earnout and warrant liabilities and changes in deferred tax assets as a result of timing differences in tax related to stock option awards. The primary drivers of changes in operating assets and liabilities related to an increase in accounts receivable due primarily to timing of payments from customers and an increase in prepaid expenses and other current assets primarily related to prepaid insurance in Q3 2021 and an estimated tax payment in Q2 2021, partially offset by an increase in accounts payable and accrued expenses primarily due to billings related to professional services and an increase in deferred revenue due to continued increases in sales of our SaaS offerings which result in increased up-front payments.

Net cash  provided by operating activities for the year ended December 31, 2020 was  $19.1 million, reflecting our net loss of $17.0 million, adjusted for non-cash items of $34.8 million and net cash inflows of $1.3 million provided by changes in our operating assets and liabilities. The primary drivers for non-cash items were stock-based compensation, which represented ongoing activity within the account, partially offset by deferred income taxes primarily due to the release of a valuation allowance in the first half of 2020. The primary drivers of changes in operating assets and liabilities related to an increase in deferred revenue primarily due to continued increases in sales of our SaaS offerings which result in increased up-front payments and an increase in prepaid expenses and other current assets primarily due to timing of payments to suppliers, an increase in accounts receivable primarily due to timing of payments from customers.

Investing Activities

Net cash  used in investing activities for the year ended December 31, 2021 was $3.4 million. It consisted of $2.5 million of purchases of property and equipment and $1.4 million of purchases of short-term investments.

Net cash  provided by investing activities for the year ended December 31, 2020 was $1.4 mill ion. It consisted of $2.4 million in maturities of short-term investments, partially offset by $1.0 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $198.6 million. The primary driver of cash flows from financing activities was a result of the Business Combination, which resulted in a $441.6 million cash inflow, net of issuance costs paid immediately prior to the merger, partially offset by $130.9 million of cash outflows to Legacy AvePoint's preferred shareholders and $106.2 million of cash outflows to Legacy AvePoint's common shareholders. Other cash flows from financing activities included $7.5 million of cash outflows to holders of Legacy AvePoint options, $3.0 million of cash outflows for Business Combination transaction costs paid directly by us, and $1.6 million of cash outflows related to Legacy AvePoint's purchase of pre-Business Combination Apex shares, which are now recorded as treasury stock. These cash outflows were partially offset by $5.6 million of cash inflows from the proceeds collected upon exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2020 was  $35.6 million . It consisted primarily of proceeds from the issuance of Common Stock , partially offset by payments made for the redemption of our Series B preferred stock.

PART II

Item 7

Indebtedness

Credit Facility

On April 7 2020, Legacy AvePoint entered into a loan and security agreement (the “Loan Agreement”) with HSBC Ventures Bank USA Inc. (“HSBC”), a commercial bank.

On July 1, 2021, Legacy AvePoint effected an assignment of its existing rights and obligations under the Loan Agreement to AvePoint US, LLC (which, at the time of the assignment, was a wholly-owned subsidiary of ours) through entry into a limited consent and first amendment to the Loan Agreement (the “First Amendment,” and the Loan Agreement as amended thereby, the “First Amended Loan Agreement”) and an assignment and assumption agreement (the “First Assignment and Assumption Agreement”). In addition, our Board approved the entry into a pledge agreement (the “Pledge Agreement”) and limited guaranty (the “Limited Guaranty”) in favor of HSBC, pursuant to which we pledged 100% of the AvePoint US, LLC equity held by us (the “Pledged Equity”) as collateral in support of the borrower’s obligations under the Amended Loan Agreement and further provided a payment guarantee to HSBC on behalf of AvePoint US, LLC equal to the value of the Pledged Equity and capped at the amount actually borrowed under the First Amended Loan Agreement.

On July 26, 2021, we effected a merger with AvePoint US, LLC, following the consummation of which we were the surviving entity (the “Rollup Merger”). In connection therewith, on July 23, 2021, we entered into that certain second assignment and assumption agreement (the “Second Assignment and Assumption Agreement”) by and among us, AvePoint US, LLC, and HSBC, pursuant to which we would assume AvePoint US, LLC’s obligations as borrower under the First Amended Loan Agreement as of the effective time of the Rollup Merger (the “Assumption”). We, the guarantors party to the Loan Agreement (the “Guarantors”), and HSBC also entered into that certain limited consent, dated as of July 23, 2021 (the “Limited Consent”), whereby HSBC consented to the Rollup Merger, the entry into the Second Assignment and Assumption Agreement, and the Assumption, and all other actions taken by or necessary or permissible to be taken by us, AvePoint US, LLC, or the Guarantors related thereto, whether occurring prior to, on, or after the effective time of the Rollup Merger.

On October 31, 2021, we entered into that certain Second Amendment (the "Second Amendment") to the First Amended Loan Agreement. The First Amended Loan Agreement as amended by the Second Amendment (the "Second Amended Loan Agreement") provides for, among other things, completion of the Post-Closing Amendments (as defined in the Limited Consent) and the removal of "Holdings" (as defined in the First Amended Loan Agreement) as a limited guarantor of the Borrower's (as defined in the First Amended Loan Agreement) obligations under the First Amended Loan Agreement and the de facto termination of the Pledge Agreement and Limited Guaranty.

The Second Amended Loan Agreement’s substantive economic terms were not amended from the original Loan Agreement, the substantive economic terms of which are described as follows: a revolving line of credit of up to $30.0 million, with an additional $20.0 million accordion feature for additional capital we may draw at our request. Borrowings under the line bear interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5% per year. The proceeds of borrowings under the Second Amended Loan Agreement will be used for general corporate purposes.

We, on a consolidated basis with our subsidiaries, are required to maintain a specified adjusted quick ratio, tested by HSBC each quarter. Pursuant to the Second Amended Loan Agreement, we pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and certain assets as security for our obligations under the Second Amended Loan Agreement. Our line of credit under the Second Amended Loan Agreement will mature on April 7, 2023.

To date, we are in compliance with all covenants under the Second Amended Loan Agreement. We have not at any time, including as of and for the fiscal year ending as of December 31, 2021, borrowed under the Second Amended Loan Agreement. The descriptions of the Loan Agreement, the First Amendment, the Second Amendment, the First Amended Loan Agreement, the Second Amended Loan Agreement, the First Assignment and Assumption Agreement, the Second Assignment and Assumption Agreement, the Limited Consent, the Pledge Agreement, and the Limited Guaranty, are qualified in their entirety by the full text of the forms of such agreements, copies of which are attached hereto as Exhibits and are incorporated herein by reference.

Leasing Obligations

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. During the years ended December 31, 2021 and 2020, total rent expense for facilities amounted to $6.4 million and $5.6 million, respectively. As of December 31, 2021, letters of credit have been issued in the amount of $0.5 million as security for operating leases. The letters of credit are secured by certificates of deposit.

PART II

Item 7

Operating Segment Information

We operate in one segment. Our products and services are sold throughout the world, through direct and indirect sales channels. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. See “Note 15 – Segment Information” (Part II, Item 8 of this Annual Report) for more information.

Critical Accounting Policies and Estimates

Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on the reported revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that our management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are described in more detail in the section titled “Notes to Consolidated Financial Statements” (Part II, Item 8 of this Annual Report), we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

We derive revenue from four primary sources: SaaS, term license and support, services, and maintenance. Many of our contracts with customers include multiple performance obligations. Judgment is required in determining whether each performance obligation is distinct. Our products and services generally do not require a significant amount of integration or interdependency; therefore, our products and services are generally not combined. We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation within each contract.

We use judgment in determining the SSP for products and services. For substantially all performance obligations except term licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Term license are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement we applied observable inputs using the value relationship between support and term license, the value relationship between support and perpetual licenses, the average economic life of our products, software renewals rates and the price of the bundled arrangement in relation to the perpetual licensing approach. Using a combination of the relative fair value method or the residual value method the SSP of the performance obligations in an arrangement was allocated to each performance obligation within a sales arrangement.

Company Earn-Out Shares

In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718. Refer to "Note 13 — Stock-Based Compensation" for more information regarding the Company Earn-Out RSUs.

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares.

Impact of COVID-19 on Our Business

In the fiscal year ended December 31, 2021, the COVID-19 pandemic and related voluntary and government-imposed social and business restrictions have had, and will likely continue to have, a significant impact on global economic conditions, the environment in which we operate our business, and on our financial results. We have seen a strong demand for our existing products, as well as products released during the pandemic as a result of our customers' need for security, governance, and collaboration in both remote and hybrid work settings. During the fiscal year ended December 31, 2021, we experienced a 26.6% increase in revenue compared to the fiscal year ended December 31, 2020.

We believe that market volatility during the pandemic has caused organizations to accelerate their digital transformation priorities, as evidenced by increased cloud usage and demand for remote technology solutions among our customers. This transformation requires advanced technology solutions and ample automation to support new organizational realities, all of which we are in a prime position to provide. We remain focused on improving and investing in the products and services we offer to support our long-term growth while continuing to innovate and develop new products and services in response to customer needs, whether directly as a result of the COVID-19 pandemic or otherwise. Although our business has not been adversely affected by the COVID-19 pandemic, and in fact has been positively affected by, among other things, our customers’ increased focus on our ability to provide multiple core services and products as solutions to pandemic-driven obstacles, the extent of the continuing impact of COVID-19 is uncertain and will depend on numerous factors outside of our control. Refer to the section titled “Risk Factors” (Part I, Item 1A of this Annual Report) for our consideration of risks related to COVID-19.

Economic Conditions, Challenges, and Risks

The markets for software and cloud-based services are dynamic and highly competitive. Our competitors are developing new software while also deploying competing cloud-based services for consumers and businesses. Customer preferences evolve rapidly, and choices in hardware, products, and devices can and do influence how users access services in the cloud, and in some cases, the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt over an extended time in pace with this changing environment. The investments we are making in infrastructure, research and development, marketing, and geographic expansion will continue to increase our operating costs and may decrease our operating margins.

Our success is highly dependent on our ability to attract and retain qualified employees. We hire a mix of university and industry talent worldwide. We compete for talented individuals globally by offering an exceptional working environment, broad customer reach, scale in resources, the ability to grow one’s career across many different products and businesses, and competitive compensation and benefits. Aggregate demand for our software, services, and devices is correlated to global macroeconomic and geopolitical factors, which remain dynamic. Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Refer to the section titled “Risk Factors” (Part I, Item 1A of this Annual Report) for a discussion of these factors and other risks.

Seasonality

Our quarterly revenue fluctuates and does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue against another (e.g. comparing the fourth fiscal quarter of fiscal year 2020 against the first fiscal quarter of fiscal year 2021). Historically, our third and fourth quarters have been our highest revenue quarters, however those results are not necessarily indicative of future quarterly revenue or full year results. Higher third and fourth quarter revenue is driven primarily by increased sales resulting from our customers’ fiscal year ends. The ongoing COVID-19 pandemic may have an impact on consumer behaviors and customer activities that may result in temporary changes to and increased fluctuations in the quarterly revenue of our business. Additionally, new product and service introductions (including the timing of those introductions) can significantly impact revenue. Revenue can also be affected when consumers and customers anticipate a product introduction. Our operating expenses have generally increased sequentially due to increases in personnel in connection with the expansion of our business.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We will be an emerging growth company at least until December 31, 2021. As a result, we have elected to avail ourselves of the extended transition period and will take advantage of the benefits of the extended transition period emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. The next determination date as to whether we have satisfied the criteria set forth in the foregoing (b), (c), and (d) is the last day of our second fiscal quarter in 2022.

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

PART II

Item 7A

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $270.6 million as of December 31, 2021. We hold cash and cash equivalents, marketable securities, and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements. As of December 31, 2021, we had no outstanding obligations under our line of credit with HSBC under the Second Amended Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Foreign Currency Exchange Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is substantially recorded to accumulated other comprehensive income on our consolidated balance sheets and is also presented as a line item in its consolidated statements of comprehensive income.

As the U.S. Dollar fluctuated against certain international currencies as of December 31, 2021, the balances that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of December 31, 2021 increased relative to what it would have reported using a constant currency rate from December 31, 2020. As reported in our consolidated statements of cash flows, the estimated effects of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars was a decrease of $1.2 million for the year ended December 31, 2021 and an increase of $0.9 million for the year ended December 31, 2020. If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10% as of December 31, 2021 and December 31, 2020, the amount of cash, cash equivalents and marketable securities AvePoint would have reported in U.S. Dollars would have decreased by approximately $2.6 million and $2.9 million, respectively, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of billings for the years ended December 31, 2021 and 2020 and no customers made up more than 10% of accounts receivable as of December 31, 2021.

PART II

Item 8

Item 8. Financial Statements AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AvePoint, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AvePoint, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DELOITTE & TOUCHE LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of AvePoint, Inc.

Jersey City, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvePoint, Inc. (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Crowe LLP

We served as the Company's auditor from 2017 to 2021.

New York, New York

March 10, 2021, except for the number of shares and per share amounts, as to which the date is March 31, 2022

AvePoint, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$268,217	$69,112
Short-term investments	2,411	992
Accounts receivable, net of allowance of $838 and $1,767 as of December 31, 2021 and December 31, 2020, respectively	55,067	48,250
Prepaid expenses and other current assets	8,461	2,343
Total current assets	334,156	120,697
Property and equipment, net	3,922	2,663
Deferred contract costs	38,926	31,943
Long-term unbilled receivables	6,268	5,499
Other assets	5,466	8,252
Total assets	$388,738	$169,054
Liabilities, mezzanine equity, and stockholders’ deficiency
Current liabilities:
Accounts payable	$1,824	$774
Accrued expenses and other liabilities	35,062	26,245
Current portion of deferred revenue	74,294	65,203
Total current liabilities	111,180	92,222
Long-term portion of deferred revenue	8,038	9,485
Share-based awards classified as liabilities	—	43,502
Earn-out shares liabilities	10,012	—
Other non-current liabilities	3,943	3,658
Total liabilities	133,173	148,867
Commitments and contingencies (Note 10)
Mezzanine equity
Redeemable convertible preferred stock, $0.0001 par value; 94,695 shares authorized, 42,001 shares issued and outstanding with aggregate liquidation preference of $403,361 at December 31, 2020	—	183,390
Redemption value of common shares	—	25,074
Share-based awards classified as mezzanine equity	—	1,489
Redeemable noncontrolling interest	5,210	3,061
Total mezzanine equity	5,210	213,014
Stockholders’ equity (deficiency)
Common stock, $0.0001 par value; 1,000,000 and 243,360 shares authorized, 181,822 and 100,068 shares issued and outstanding, at December 31, 2021 and December 31, 2020, respectively	18	12
Additional paid-in capital	625,056	105,159
Treasury stock	(1,739)	—
Accumulated other comprehensive income	2,317	1,791
Accumulated deficit	(375,297)	(299,789)
Total stockholders’ equity (deficiency)	250,355	(192,827)
Total liabilities, mezzanine equity, and stockholders’ equity (deficiency)	$388,738	$169,054

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2021	2020	2019
Revenue:
SaaS	$85,580	$52,074	$27,744
Term license and support	50,970	38,949	26,985
Services	31,919	34,140	26,662
Maintenance	21,022	23,462	29,122
Perpetual license	2,418	2,908	5,586
Total revenue	191,909	151,533	116,099
Cost of revenue:
SaaS	19,039	11,050	7,500
Term license and support	950	1,930	1,897
Services	30,726	26,089	24,727
Maintenance	1,949	1,221	2,275
Total cost of revenue	52,664	40,290	36,399
Gross profit	139,245	111,243	79,700
Operating expenses:
Sales and marketing	100,512	76,545	61,901
General and administrative	59,221	36,872	24,614
Research and development	31,765	12,204	11,148
Depreciation and amortization	1,238	1,059	1,049
Total operating expenses	192,736	126,680	98,712
Loss from operations	(53,491)	(15,437)	(19,012)
Change in earn-out shares liabilities and warrant liabilities	21,233	—	—
Interest income, net	102	41	56
Other expense, net	(632)	(511)	(604)
Loss before income taxes	(32,788)	(15,907)	(19,560)
Income tax expense	457	1,062	614
Net loss	$(33,245)	$(16,969)	$(20,174)
Net loss attributable to and accretion of redeemable noncontrolling interest	(1,974)	(27)	—
Net loss attributable to AvePoint, Inc.	$(35,219)	$(16,996)	$(20,174)
Deemed dividends on preferred stock	(32,928)	(34,446)	(107,469)
Net loss available to common shareholders	$(68,147)	$(51,442)	$(127,643)
Loss per share:
Basic	$(0.48)	$(0.57)	$(1.72)
Diluted	$(0.48)	$(0.57)	$(1.72)
Shares used in computing loss per share:
Basic	141,596	89,638	74,006
Diluted	141,596	89,638	74,006

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended
	December 31,
	2021	2020	2019
Net loss	$(33,245)	$(16,969)	$(20,174)
Other comprehensive income net of taxes
Foreign currency translation adjustments	463	217	347
Total other comprehensive income	463	217	347
Total comprehensive loss	$(32,782)	$(16,752)	$(19,827)
Comprehensive income attributable to redeemable noncontrolling interests	(1,911)	(27)	—
Total comprehensive loss attributable to AvePoint, Inc	$(34,693)	$(16,779)	$(19,827)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficiency)

For the Year Ended December 31, 2021, 2020 and 2019

(In thousands, except share amounts)

			Redeemable	Share	Redeemable	Total						Accumulated	Total
	Convertible		Common	Based	noncontrolling	mezzanine			Additional			Other	Stockholders’
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury	Accumulated	Comprehensive	Equity
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Income	(Deficiency)
Balance, December 31, 2020	42,000,592	$183,390	$25,074	$1,489	$3,061	$213,014	100,068,469	$12	$105,159	$—	$(299,789)	$1,791	$(192,827)
Reclassification of share-based awards to mezzanine equity	—	—	—	206	—	206	—	—	(206)	—	—	—	(206)
Reclassification of common shares to mezzanine equity	—	—	6,872	—	—	6,872	—	—	—	—	—	—	—
Remeasurement of redemption value of common shares	—	—	7,361	—	—	7,361	—	—	—	—	(7,361)	—	(7,361)
Proceeds from exercise of options	—	—	—	—	—	—	5,141,331	—	8,242	—	—	—	8,242
Common stock issued upon vesting of restricted stock units	—	—	—	—	—	—	170,852	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	46,475	—	—	—	46,475
Remeasurement of redemption value of convertible preferred stock	—	32,928	—	—	—	32,928	—	—	—	—	(32,928)	—	(32,928)
Issuance of redeemable noncontrolling interest in EduTech	—	—	—	—	238	238	—	—	515	—	—	—	515
Conversion of convertible preferred stock	(42,000,592)	(216,318)	—	—	—	(216,318)	28,500,592	3	85,390	—	—	—	85,393
Reclassification of redeemable common shares from mezzanine to permanent equity	—	—	(39,307)	—	—	(39,307)	—	—	39,307	—	—	—	39,307
Reclassification of share-based awards from liabilities and mezzanine equity to permanent equity	—	—	—	(1,695)	—	(1,695)	—	—	41,152	—	—	—	41,152
Merger and recapitalization, net of transaction costs	—	—	—	—	—	—	47,940,523	3	299,736	—	—	—	299,739
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	—	—	—	—	(714)	—	—	—	(714)
Reclassification of Apex shares purchased prior to the Business Combination	—	—	—	—	—	—	—	—	—	(1,739)	—	—	(1,739)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	(33,245)	—	(33,245)
Net income attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	1,974	1,974	—	—	—	—	(1,974)	—	(1,974)
Foreign currency translation adjustment	—	—	—	—	(63)	(63)	—	—	—	—	—	526	526
Balance, December 31, 2021	—	$—	$—	$—	$5,210	$5,210	181,821,767	$18	$625,056	$(1,739)	$(375,297)	$2,317	$250,355

			Redeemable	Share	Redeemable	Total					Accumulated	Total
	Convertible		Common	Based	noncontrolling	mezzanine			Additional		Other	Stockholders’
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Deficit	Income	(Deficiency)
Balance, December 31, 2019	51,091,344	$182,656	$10,684	$1,291	$—	$194,631	84,331,573	$10	$33,691	$(233,957)	$1,574	$(198,682)
Reclassification of share-based awards to mezzanine equity	—	—	—	198	—	198	—	—	(198)	—	—	(198)
Remeasurement of redemption value of common shares	—	—	14,390	—	—	14,390	—	—	—	(14,390)	—	(14,390)
Proceeds from exercise of options	—	—	—	—	—	—	759,293	—	612	—	—	612
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,277	—	—	3,277
Proceeds from the issuance of common stock, net of issuance costs	—	—	—	—	—	—	11,979,055	1	56,260	—	—	56,261
Settlement of restricted stock issued in exchange for non-recourse promissory note	—	—	—	—	—	—	2,607,432	1	4,639	—	—	4,640
Issuance of common shares in exchange for issuance cost	—	—	—	—	—	—	391,115	—	2,407	—	—	2,407
Remeasurement of redemption value of convertible preferred stock	—	32,976	—	—	—	32,976	—	—		(32,976)	—	(32,976)
Redemption of Series B convertible preferred stock	(9,090,752)	(32,242)	—	—	—	(32,242)	—	—	—	(1,470)	—	(1,470)
Issuance of redeemable noncontrolling interest in EduTech	—	—	—	—	3,034	3,034	—	—	4,471	—	—	4,471
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(16,969)	—	(16,969)
Net income attributable to noncontrolling interest	—	—	—	—	27	27	—	—	—	(27)	—	(27)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	217	217
Balance, December 31, 2020	42,000,592	$183,390	$25,074	$1,489	$3,061	$213,014	100,068,469	$12	$105,159	$(299,789)	$1,791	$(192,827)

			Redeemable	Share	Redeemable	Total					Accumulated	Total
	Convertible		Common	Based	noncontrolling	mezzanine			Additional		Other	Stockholders’
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Deficit	Income	(Deficiency)
Balance, December 31, 2018	58,529,461	$108,958	$—	$774	$—	$109,732	73,838,841	$9	$10,244	$(154,289)	$1,227	$(142,809)
Reclassification of share-based awards to mezzanine equity	—	—	—	517	—	517	—	—	(517)	—	—	(517)
Remeasurement of redemption value of common shares	—	—	10,684	—	—	10,684	—	—	(10,684)	—	—	(10,684)
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	47,975	—	47,975
Proceeds from exercise of options	—	—	—	—	—	—	451,955	—	88	—	—	88
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,094	—	—	3,094
Options reclassified from permanent equity to liability	—	—	—	—	—	—	—	—	(2,203)	—	—	(2,203)
Proceeds from the issuance of common stock, net of issuance costs	—	—	—	—	—	—	10,040,777	1	33,669	—	—	33,670
Proceeds from the issuance of Series C convertible preferred stock, net of issuance costs	42,000,593	145,230	—	—	—	145,230	—	—	—	—	—	—
Redemption of Series A convertible preferred stock	(5,834,851)	(9,258)	—	—	—	(9,258)	—	—	—	(8,030)	—	(8,030)
Redemption of Series B convertible preferred stock	(43,603,859)	(80,695)	—	—	—	(80,695)	—	—	—	(81,018)	—	(81,018)
Deemed dividend on extinguishment of Series B convertible preferred stock	—	15,408	—	—	—	15,408	—	—	—	(15,408)	—	(15,408)
Remeasurement of redemption value of convertible preferred stock	—	3,013	—	—	—	3,013	—	—	—	(3,013)	—	(3,013)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(20,174)	—	(20,174)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	347	347
Balance, December 31, 2019	51,091,344	$182,656	$10,684	$1,291	$—	$194,631	84,331,573	$10	$33,691	$(233,957)	$1,574	$(198,682)

(1) As part of the Business Combination (as disclosed in "Note 3 — Business Combination"), all per share information has been retroactively adjusted using an exchange ratio of 8.69144 per share.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2021	2020	2019
Operating activities
Net loss	$(33,245)	$(16,969)	$(20,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,238	1,059	1,049
Foreign currency remeasurement loss (gain)	1,308	(378)	362
Provision for doubtful accounts	(740)	690	296
Stock-based compensation	59,508	33,767	13,893
Loss (gain) on disposal of property and equipment	(15)	80	7
Deferred income taxes	(175)	(433)	(1,610)
Change in value of earn-out and warrant liabilities	(21,233)	—	—
Changes in operating assets and liabilities:
Accounts receivable and long-term unbilled receivables	(9,012)	(8,946)	(13,150)
Prepaid expenses and other current assets	(5,914)	1,204	156
Deferred contract costs and other assets	(8,121)	(3,236)	(5,023)
Accounts payable, accrued expenses and other liabilities	10,626	971	7,778
Deferred revenue	10,805	11,311	14,365
Net cash provided by (used in) operating activities	5,030	19,120	(2,051)
Investing activities
Maturity (purchase) of short-term investments	(916)	2,391	(398)
Purchase of property and equipment	(2,461)	(1,023)	(1,083)
Net cash provided by (used in) investing activities	(3,377)	1,368	(1,481)
Financing activities
Proceeds from recapitalization of Apex shares	491,563	—	—
Redemption of redeemable convertible preferred stock	(130,925)	(33,712)	(179,000)
Redemption of Legacy AvePoint common stock	(106,169)	—	—
Purchase of treasury stock	(1,628)	—	—
Payment of net cash settlement for management options	(7,530)	—	—
Proceeds from stock option exercises	5,566	612	88
Proceeds from sale of common shares of subsidiary	753	7,505	—
Repayments of capital leases	(25)	(49)	(82)
Payments of debt issuance costs	—	(300)	—
Proceeds from issuance of Common stock, net of issuance costs	—	58,770	33,670
Collection of promissory note	—	284	—
Collection of non-recourse promissory note	—	4,639	—
Proceeds from issuance of Series C convertible preferred stock	—	—	150,000
Payments of transaction fees by Legacy AvePoint	(2,998)	(2,089)	—
Payments of transaction fees	(49,990)	(101)	(4,770)
Net cash provided by (used in) financing activities	198,617	35,559	(94)
Effect of exchange rates on cash	(1,165)	903	(590)
Net increase (decrease) in cash and cash equivalents	199,105	56,950	(4,216)
Cash and cash equivalents at beginning of period	69,112	12,162	16,378
Cash and cash equivalents at end of period	$268,217	$69,112	$12,162
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$13	$—	$—
Income taxes	$4,037	$1,068	$247
Non-cash investing and financing activities
Issuance of common shares in exchange for issuance cost	$—	$2,408	$—
Property and equipment acquired under capital leases	$—	$29	$57

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On November 23, 2020, Legacy AvePoint and the members of the Apex Group entered into the Business Combination Agreement. On July 1, 2021, Pursuant to the terms of the Business Combination Agreement, Merger Sub 1, a wholly owned subsidiary of Apex, merged with and into Legacy AvePoint, with Legacy AvePoint surviving the merger as a wholly-owned subsidiary of Apex. Promptly following the first merger, Legacy AvePoint merged with and into Merger Sub 2, with Merger Sub 2 as the surviving company and a wholly owned subsidiary of Apex, subsequently renamed “AvePoint US LLC.” Following the consummation of those merger activities, Apex was renamed “AvePoint, Inc.” On July 26, 2021, AvePoint US LLC merged with and into AvePoint, Inc. with AvePoint, Inc. (hereinafter referred to as “AvePoint,” “we,” "us," or “our”) surviving. See the sections of this Annual Report titled "Business — 2021 Consummation of the Business Combination” (Part I, Item 1 of this Annual Report) and "Note 3 - Business Combination" (Part II, Item 8 of this Annual Report) for additional information.

We are a leading provider of enterprise collaboration and productivity software solutions. We develop, market, and sell our suite of software solutions and services, primarily in North America, Europe, Australia, and Asia. We provide our customers with high-performance infrastructure management, compliance, data governance, mobility and productivity, online services and software solutions consulting. We do this through our Confidence Platform, a SaaS platform that assists organizations who use M365 and more than a half dozen other cloud collaboration utilities. Our Confidence Platform, built on AOS, contains our suites of software solutions: our Control Suite, for data governance enabling collaboration services at scale, with automation and repeatable business templates; our Fidelity Suite for the preservation of data integrity as organizations undergo digital transformation projects to streamline the way they work from one collaboration system to the next; and our Resilience Suite to help organizations comply with data governance regulations, preserve business records for compliance, and ensure business continuity.

Our principal headquarters are located in Jersey City, New Jersey, with our operating headquarters in Richmond, Virginia and additional offices in North America, Europe, Asia, Australia and the Middle East.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the consolidated accounts of AvePoint, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comparative Data

Certain amounts from prior periods which have been presented separately have been grouped to conform to the current period presentation, including:

•	The reclassification of prepaid rent to be included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2020;

•

The reclassification of accrued rent obligation to be included in accounts payable, accrued expenses and other liabilities on the consolidated statements of cash flows for the years ended December 31, 2020 and 2019;

•

The reclassification of equity issuance costs to be offset from proceeds from issuance of common stock on the consolidated statements of mezzanine equity and stockholders' equity (deficiency) for the year ended December 31, 2020;

•

The reclassification of equity issuance costs to be offset from proceeds from issuance of Series C preferred stock on the consolidated statements of mezzanine equity and stockholders' equity (deficiency) for the year ended December 31, 2019;

•

The reclassification of remeasurement of redemption value of Series B preferred stock to be offset from remeasurement of redemption value of Series C preferred stock and both included in the remeasurement of redemption value of convertible preferred stock on the consolidated statements of mezzanine equity and stockholders’ equity (deficiency) for the year ended December 31, 2019; and

•	The reclassification of current portion of capital lease and deferred rent into others on the Note 7 — accrued expenses and other liabilities in the notes to consolidated financial statements as of December 31, 2020.

Business Combination

The Business Combination was accounted for as a reverse recapitalization as Legacy AvePoint was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations. This determination was primarily based on Legacy AvePoint comprising the ongoing operations of the combined entity, Legacy AvePoint’s senior management comprising the majority of the senior management of the combined company and the prior shareholders of Legacy AvePoint having a majority of the voting power of the combined entity. In connection with the Business Combination, the outstanding shares of Legacy AvePoint's preferred stock were redeemed for cash and shares of AvePoint’s Common Stock and the outstanding shares of Legacy AvePoint's common stock were converted into AvePoint's Common Stock, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Operations and assets and liabilities of the Company prior to the Business Combination in these financial statements are those of Legacy AvePoint. As a result, these financial statements represent the continuation of Legacy AvePoint and the historical shareholders’ deficiency. Common stock, preferred stock and loss per share of Legacy AvePoint prior to the Business Combination have been retrospectively adjusted for the Business Combination using an exchange ratio of 8.69144. Options to purchase common stock of Legacy AvePoint were converted into options to purchase common stock of AvePoint, Inc. using an exchange ratio of 8.6914. The options, as converted, continue to be governed by Legacy AvePoint's existing stock option plan. The accumulated deficit of Legacy AvePoint has been carried forward after the Business Combination. Refer to "Note 3 — Business Combination" for additional information. All per share information in the consolidated balance sheets, consolidated statements of operations, consolidated statements of mezzanine equity and stockholders' equity (deficiency) and the notes to consolidated financial statements have been retroactively adjusted using an exchange ratio of 8.69144 per share.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenue and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, deferred contract costs, income taxes and related reserves, stock-based compensation, and earn-out liabilities. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the outbreak of COVID-19.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Foreign Currency

We have foreign operations where the functional currency has been determined to be the local currency, in accordance with FASB ASC 830, Foreign Currency Matters. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a separate component of stockholders’ deficiency under the caption, accumulated other comprehensive income. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s consolidated statements of operations. Transaction losses totaled $0.9 million, $0.6 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019 respectively.

Cash and Cash Equivalents

We maintain cash with several high credit-quality financial institutions. We consider all investments available with original maturities of three months or less to be cash equivalents and consist mainly of U.S. treasury bills and certificate of deposits. These investments are not subject to significant market risk. We maintain our cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. We have not experienced any losses in such accounts. We maintain cash balances used in operations at entities based in the People’s Republic of China, which imposes regulations that limit the ability to transfer cash out of the country. As of December 31, 2021 and December 31, 2020, our cash balances at these entities were $9.3 million and $6.8 million, respectively. For purposes of the consolidated statements of cash flows, cash includes all amounts in the consolidated balance sheets captioned cash and cash equivalents.

Short-Term Investments

Short-term investments consist mainly certificate of deposits held by financial institutions which have an initial maturity of greater than three months but less than or equal to one year at period end.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As such, we present trade receivables at their net estimated realizable value through use of the allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the shorter of their estimated useful lives or related contract terms beginning in the year the asset was placed into service.

	Years
Computer equipment and software		3.0
Leasehold improvements	5.0	-	11.0
Furniture and fixture		7.0
Office equipment		5.0
Buildings		39.5

Normal repair and maintenance costs are expensed as incurred. We write off depreciated assets that are no longer in service.

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements and such amortization is included in depreciation and amortization expense.

We evaluate long-lived assets, which include leasehold improvements and equipment subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized when the aggregate of estimated undiscounted future cash flows expected to result from the use and the eventual disposition of the long-lived assets less than its carrying amount. Impairment, if any, is determined based on the fair value of the long-lived asset.

There were no impairment charges recognized during the years ended years ended  December 31, 2021, 2020, and 2019, respectively.

We evaluate the portion of depreciation and amortization expense attributable to cost of revenue based on organizational headcount directly attributable to the generation of revenue. Based on this evaluation, we have determined that depreciation and amortization attributable to cost of revenue is not material; therefore, the full expense has been recorded in operating expenses in the consolidated statements of operations.

Deferred Contract Costs

We defer sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining SaaS, term license and support, service, perpetual license and maintenance contracts. We have structured commissions plans such that the commission rate paid on renewal contracts are less than those paid on the initial contract; therefore, it is determined that the renewal commissions are not commensurate with the initial commission. We determine the estimated average customer relationship period and average renewal term utilizing a portfolio approach. Deferred costs are periodically reviewed for impairment.

Amortization of deferred contract costs of $9.5 million, $10.5 million and $7.7 million for the years ended December 31, 2021, 2020 and 2019 respectively, is included as a component of sales and marketing expenses in our consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet was $38.9 million and $31.9 million at December 31, 2021 and December 31, 2020, respectively.

Software Development Costs

Costs incurred in the development of new software products and enhancements to existing software products to be accounted for under software revenue recognition guidance are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. These costs, consisting primarily of salaries and related payroll costs, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with ASC 985-20. Company’s primary on-premises product is DocAve which is within the scope of subtopic 985-20. DocAve has been on the market since 2002. Typically, the economic life of software produced is less than 5 years. As such, any costs subject to capitalization under ASC 985-20 would be fully amortized at this time. As a result, no internally generated software development costs have been capitalized as of December 31, 2021 or December 31, 2020.

We account for costs to develop or obtain internal-use software and implementation costs incurred in hosting arrangements in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. These costs are primarily software purchased for internal-use, purchased software licenses, implementation costs, and development costs related to our hosted product, which is accessed by customers on a subscription basis. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Internally developed software costs required to be capitalized as defined by the accounting guidance are not material to our consolidated financial statements.

Revenue Recognition

We derive revenue from four primary sources: SaaS, term license and support, services, and maintenance.

The following table presents our revenue by source:

	For the Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Revenue:
SaaS	$ 85,580	$ 52,074	$ 27,744
Term license and support	50,970	38,949	26,985
Services	31,919	34,140	26,662
Maintenance	21,022	23,462	29,122
Perpetual license	2,418	2,908	5,586
Total revenue	$ 191,909	$ 151,533	$ 116,099

Term license and perpetual license revenue recognized at point in time was $39.7 million, $32.4 million and $26.3 million for the years ended  December 31, 2021, 2020, and 2019, respectively. The remaining revenue amount is recognized over time.

Our sources of revenue mainly include:

•

SaaS and term license and support revenue includes revenue from sale of SaaS and term license and support, versions of our software and related customer support. SaaS revenue is recognized ratably over the term of the of the contract. Term License revenue includes distinct on-premises license and support performance obligations. The license is generally recognized upfront at the point in time when the software is made available to the customer to download and use, and the support is recognized ratably over the term of the of the contract.

•

Perpetual license revenue is recognized up front upon delivery of the licensed product and/or the utility that enables the customer to access authorization keys, provided that an enforceable contract has been received. Typically, our perpetual licenses are sold with post-contract support (PCS), which includes unspecified technical enhancements and customer support. Revenue from PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, which is typically one year, as we satisfy the PCS performance obligation.

•

Services revenue includes revenue derived primarily from the implementation of software, training, consulting, and migrations. We also offer license customization and managed services. Services revenue from implementation, training, consulting, migration, and license customization is recognized by applying a measure of progress, such as labor hours to determine the percentage of completion of each contract. Services revenue from managed services is recognized ratably on a straight line basis over the contract term.

ASC 606 is a single standard for revenue recognition that applies to all of our SaaS, term license and support, services, perpetual license and maintenance arrangements and generally requires revenue to be recognized upon the transfer of control of promised goods or services provided to its customers, reflecting the amount of consideration it expects to receive for those goods or services. Pursuant to ASC 606, revenue are recognized upon the application of the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, the contractual performance obligations are satisfied.

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable when revenue is recognized prior to invoicing. Current unbilled receivable is included in accounts receivable, net in the consolidated balance sheets. We record deferred revenue in the consolidated balance sheets when cash is collected or invoiced before revenue is earned. Our standard payment terms are generally net 30 days. Invoices for SaaS, term license and support and maintenance are generally issued annually in advance or when the license is made available for customer use. Invoices for license contracts are generally issued when the license is available for the customer for download. Services are generally invoiced in advance or as the services are performed.

Total deferred revenue as of December 31, 2020 was $74.7 million, of which $62.1 million was recognized as revenues for the year ended December 31, 2021.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Finan

cial Statements (continued)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Opening (January 1, 2020)	$43,619	$60,600	$28,351
Closing (December 31, 2020)	53,749	74,688	31,943
Increase/(decrease)	10,130	14,088	3,592

Opening (January 1, 2021)	$53,749	$74,688	$31,943
Closing (December 31, 2021)	61,335	82,332	38,926
Increase/(decrease)	7,586	7,644	6,983

(1) Accounts receivable, net is inclusive of accounts receivable, net of allowance for doubtful accounts, current unbilled receivables and long-term unbilled receivables.

Our revenue arrangements generally include standard warranty or service level provisions that its arrangements will perform and operate in all material respects as defined in the respective agreements, the financial impacts of which have historically been and are expected to continue to be insignificant. Our arrangements generally do not include a general right of return relative to the delivered products or services. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Many of our contracts include multiple performance obligations. Judgment is required in determining whether each performance obligation is distinct. Our products and services generally do not require a significant amount of integration or interdependency; therefore, the Company’s products and services are generally not combined. We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation within each contract.

We use judgment in determining the SSP for products and services. For substantially all performance obligations except term licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Term license are sold only as a bundled arrangement that includes the rights to a term license and support.

In determining the SSP of license and support in a term license arrangement we applied observable inputs using the value relationship between support and term license, the value relationship between support and perpetual licenses, the average economic life of our products, software renewals rates and the price of the bundled arrangement  in relation to the perpetual licensing approach. Using a combination of the relative fair value method or the residual value method the SSP of the performance obligations in an arrangement was allocated to each performance obligation within a sales arrangement.

As of December 31, 2021, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $201.1 million, of which $147.1 million is related to SaaS and term license and support revenue. We expect to recognize approximately 76% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

We utilize indirect sales channels which utilize Channel Partners. These deals are executed in one of two ways:

1.	Channel Partner as Customer

In the first form of these arrangements, the Channel Partner purchases the products from us at a discounted price and resells the products to end users at a price determined by the Channel Partner. In this scenario, the Channel Partner is the entity that has contracted with us and therefore is determined to be our customer. We recognize revenue when control of the goods and/or services are transferred to the customer. In this first form of the sales transaction, revenue recognition occurs upon transfer to the Channel Partner (acting as reseller) or as directed by the Channel Partner's (acting as reseller's) to its customer.

2.	End User as Customer

In the second form, we bill the end user and the Channel Partner receives a commission. Upon analysis of deals executed through the second form of these channels, we determined that the end user represents our customer due to the fact that the end user purchased goods and/or services that are outputs of our ordinary activities. Consequently, Channel Partners utilized in deals executed through this second model are deemed to be agents of the transaction. In this second form of these arrangements, we recognize revenue upon transfer of the goods and/or services to the end user.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. To date, we have issued both stock options and restricted stock units ("RSUs'). With respect to equity-classified awards, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost as expense ratably (net of estimated forfeitures) over the requisite service period. With respect to liability-classified awards, the Company measures stock-based compensation cost at the grant date and at each reporting period based on the estimated fair value of the award. Stock-based compensation cost is recognized ratably over the requisite service period, net of actual forfeitures in the period.

We estimate the fair value of stock options using a Black-Scholes valuation model. The Black-Scholes model requires highly subjective assumptions in order to derive the inputs necessary to the calculate the fair value of stock options. To estimate the expected term of stock options, the Company considered contractual terms of the options, including the vesting and expiration periods, as well as historical option exercise data and current market conditions to determine an estimated expected term. The Company’s historical experience is too limited to be able to reasonably estimate expected term. Expected volatility is based on historical volatility of a group of peer entities. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term.

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

We recognize liabilities for uncertain tax positions taken or expected to be taken in income tax returns. Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and unrecognize tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. The tax years 2017 through 2020 are open and subject to audit by US federal, state and local authorities. The tax years 2011 through 2020 are open and subject to audit by foreign tax jurisdictions.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Redeemable Noncontrolling Interest

At December 31, 2021 and 2020, we owned approximately 76.09% and 77.78%, respectively, and AEPL PTE. LTD. (“AEPL”) owned 23.91% and 22.22%, respectively, of AvePoint EduTech Pte. Ltd.. (“EduTech”). As part of AEPL’s investment in EduTech, we granted AEPL a put option which allows AEPL to cause us to repurchase AEPL’s shares in EduTech at any time between December 24, 2022 and December 24, 2023 at a price equal to AEPL’s initial investment. Consequently, we record redeemable noncontrolling interest as mezzanine equity in our consolidated balance sheets. At each reporting period, we increase the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable, and adjustments to the value are recorded as net income attributable to and accretion of redeemable noncontrolling interest on consolidated statements of mezzanine equity and stockholders' equity (deficiency).

Emerging Growth Company

We are considered an emerging growth company. Section 102(b)(1) of the Jobs Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 — 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The amendments in this ASU are effective for entities eligible to be smaller reporting companies for fiscal years beginning after December 15, 2023. We are currently evaluating the impact ASU 2020-06 will have on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various areas related to the accounting for income taxes and improve consistent application of ASC 740. The amendments in this ASU are effective for EGC entities, which elected to take advantage of the extended transition period, for fiscal years beginning after December 15, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued and all other entities for periods for which financial statements have not yet been made available for issuance. We are currently evaluating the impact of its pending adoption of ASU 2019-12 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) and subsequently issued amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10, ASU 2020-02, ASU 2020-05 and ASU 2021-05 (collectively, ASC 842). ASC 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASC 842 is effective for EGC entities, which elected to take advantage of the extended transition period, for fiscal years beginning after December 15, 2021. ASC 842 must be adopted using a modified retrospective method and its early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements. While the Company generally expects the financial records to be impacted by the requirements highlighted above, the Company cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements at this time.

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses on Financial Instruments,” which replaces incurred loss methodology to estimate credit losses on financial instruments with a methodology that reflects expected credit losses. This amendment affects entities holding financial assets that are not accounted for at fair value through net income including trade receivables. Subsequently FASB issued ASU 2020-02 which deferred the adoption date. The amendments in this ASU are effective for EGC entities, which elected to take advantage of the extended transition period, for fiscal years beginning after December 15, 2022. Early application of the amendments is permitted. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

While we generally expect the financial records to be impacted by the requirements highlighted above, we cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements at this time.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Business Combination

On November 23, 2020, Legacy AvePoint and the members of the Apex Group entered into the Business Combination Agreement. The Business Combination by and among Legacy AvePoint and the members of the Apex Group was effected on July 1, 2021 by the merger of Athena Technology Merger Sub, Inc. ("Merger Sub 1") with and into Legacy AvePoint (the “First Merger”), with Legacy AvePoint surviving the First Merger as a wholly-owned subsidiary of Apex, and promptly following the First Merger, Legacy AvePoint was merged with and into Athena Technology Merger Sub 2, LLC ("Merger Sub 2") (the “Second Merger”), with Merger Sub 2 surviving the Second Merger (the “Surviving Entity”) as a wholly-owned subsidiary of Apex (the Second Merger together with the First Merger, the “Mergers”). Following the consummation of the Mergers, the Surviving Entity changed its name to AvePoint US, LLC and Apex changed its name to AvePoint, Inc. (hereinafter referred to as “AvePoint,” the "Company," “we,” "us," or “our”). On July 26, 2021, AvePoint US, LLC was merged with and into AvePoint, with AvePoint surviving.

The following transactions occurred in connection with the Business Combination which impacted our mezzanine equity and permanent equity accounts:

●	Shares of Legacy AvePoint common stock were cancelled and converted into 103,831,523 shares of our Common Stock, par value $0.0001 per share.
●	$106.2 million was paid to holders of Legacy AvePoint common stock in exchange for 10,602,105 shares of Common Stock (as converted).
●	Shares of Apex Class A common stock were cancelled and converted into 34,982,628 shares of our Common Stock.
●	Shares of Apex Class B common stock were cancelled and converted into 9,560,000 shares of our Common Stock.
●	Apex entered into subscription agreements with certain investors, whereby 14,000,000 shares of our Common Stock at $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $140.0 million.
●	A portion of Legacy AvePoint preferred stock was cancelled and converted into 28,500,592 shares of our Common Stock. The remaining preferred stock was redeemed for $130.9 million.
●	Options to purchase Legacy AvePoint common stock (other than certain options held by certain executives and options issued to certain employees in the People's Republic of China) were cancelled and converted into an option to purchase our Common Stock with the same terms and conditions (including vesting and exercisability terms) applicable to the corresponding former Legacy AvePoint options.
●	Options to purchase Legacy AvePoint common stock issued to employees in the People's Republic of China were cancelled and converted into an option to purchase our Common Stock with the same terms and conditions with the exception of fully vested options which will incur an additional month of vesting following the Business Combination to comply with local regulations.
●	Legacy AvePoint Officer Awards, as defined in "Note 13 — Stock-Based Compensation," were cancelled. Refer to "Note 13 — Stock-Based Compensation" for more information.
●	Put options on Legacy AvePoint Modified Options and Modified Common Stock, as defined in "Note 13 — Stock-Based Compensation", were cancelled. Refer to "Note 13 — Stock-Based Compensation" for more information.
●	We entered into earn-out agreements to issue additional shares if certain share price milestones are achieved. Refer to "Note 11 — Company Earn-Out and Warrant Liabilities" for more information.
●	We assumed public and private placement warrants from Apex. Refer to "Note 11 — Company Earn-Out and Warrant Liabilities" for more information.

As of the Closing Date and following the completion of the Business Combination, we are authorized to issue up to 1,000,000,000 shares of Common Stock at a par value of $0.0001 per share and up to 20,000,000 shares of preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board.

As of the Closing Date and following the completion of the Business Combination, we had the following outstanding securities:

●	180,272,638 shares of Common Stock; and
●	17,905,000 warrants, each exercisable for one share of Common Stock at a price of $11.50 per share (the “Warrants”).

As a result of the Business Combination, we received net cash consideration of $204.5 million. Legacy AvePoint and Apex incurred costs that are considered direct and incremental costs associated with the transaction. These costs amounted to $56.2 million and were treated as a reduction of additional paid-in capital.

Cash flows provided to or paid by Legacy AvePoint or Apex in connection with the Business Combination are included in our consolidated statements of cash flows as financing activities. Our purchase of shares of Apex common stock prior to the Business Combination is included in our consolidated statements of cash flows as a financing cash outflow. The shares purchased are recorded as treasury stock.

4. Concentration of Credit Risk

The Company deposits its cash with financial institutions and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of revenue for the years ended December 31, 2021, 2020 and 2019, and no customer made up more than 10% of accounts receivable as of December 31, 2021 and 2020.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Fin

ancial Statements (continued)

5. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	December 31,	December 31,
	2021	2020
	(in thousands)
Trade receivables	$38,819	$33,521
Current unbilled receivables	17,086	16,496
Allowance for doubtful accounts	(838)	(1,767)
	$55,067	$48,250

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
Computer equipment	$5,777	$4,030
Leasehold improvements	2,769	2,633
Furniture and fixtures	1,102	887
Building	786	766
Office equipment	394	384
Software	378	245
	11,206	8,945
Less accumulated depreciation and amortization	(7,284)	(6,282)
	$3,922	$2,663

Accumulated depreciation and amortization includes the amortization expense relating to assets acquired under capital leases. Depreciation and amortization expense was $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following components:

	December 31,	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$22,740	$16,738
Indirect taxes	3,945	2,571
Cloud service fees	1,314	994
Professional service fees	1,033	500
Accrued partner expenses	903	1,253
Income taxes payable	1,197	1,713
Other	3,930	2,476
	$35,062	$26,245

8. Line of Credit

On April 7 2020, Legacy AvePoint entered into a loan and security agreement (the “Loan Agreement”) with HSBC Ventures Bank USA Inc. (“HSBC”), a commercial bank.

On July 1, 2021, Legacy AvePoint effected an assignment of its existing rights and obligations under the Loan Agreement to AvePoint US, LLC (which, at the time of the assignment, was a wholly-owned subsidiary of ours) through entry into a limited consent and first amendment to the Loan Agreement (the “First Amendment,” and the Loan Agreement as amended thereby, the “First Amended Loan Agreement”) and an assignment and assumption agreement (the “First Assignment and Assumption Agreement”). In addition, our Board approved the entry into a pledge agreement (the “Pledge Agreement”) and limited guaranty (the “Limited Guaranty”) in favor of HSBC, pursuant to which we pledged 100% of the AvePoint US, LLC equity held by us (the “Pledged Equity”) as collateral in support of the borrower’s obligations under the Amended Loan Agreement and further provided a payment guarantee to HSBC on behalf of AvePoint US, LLC equal to the value of the Pledged Equity and capped at the amount actually borrowed under the First Amended Loan Agreement.

On July 26, 2021, we effected a merger with AvePoint US, LLC, following the consummation of which we were the surviving entity (the “Rollup Merger”). In connection therewith, on July 23, 2021, we entered into that certain second assignment and assumption agreement (the “Second Assignment and Assumption Agreement”) by and among us, AvePoint US, LLC, and HSBC, pursuant to which we would assume AvePoint US, LLC’s obligations as borrower under the First Amended Loan Agreement as of the effective time of the Rollup Merger (the “Assumption”). We, the guarantors party to the Loan Agreement (the “Guarantors”), and HSBC also entered into that certain limited consent, dated as of July 23, 2021 (the “Limited Consent”), whereby HSBC consented to the Rollup Merger, the entry into the Second Assignment and Assumption Agreement, and the Assumption, and all other actions taken by or necessary or permissible to be taken by us, AvePoint US, LLC, or the Guarantors related thereto, whether occurring prior to, on, or after the effective time of the Rollup Merger.

On October 31, 2021, we entered into that certain Second Amendment (the "Second Amendment") to the First Amended Loan Agreement. The First Amended Loan Agreement as amended by the Second Amendment (the "Second Amended Loan Agreement") provides for, among other things, completion of the Post-Closing Amendments (as defined in the Limited Consent) and the removal of "Holdings" (as defined in the First Amended Loan Agreement) as a limited guarantor of the Borrower's (as defined in the First Amended Loan Agreement) obligations under the First Amended Loan Agreement and the de facto termination of the Pledge Agreement and Limited Guaranty.

The Second Amended Loan Agreement’s substantive economic terms were not amended from the original Loan Agreement, the substantive economic terms of which are described as follows: a revolving line of credit of up to $30.0 million, with an additional $20.0 million accordion feature for additional capital we may draw at our request. Borrowings under the line bear interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5% per year. The proceeds of borrowings under the Second Amended Loan Agreement will be used for general corporate purposes.

We, on a consolidated basis with our subsidiaries, are required to maintain a specified adjusted quick ratio, tested by HSBC each quarter. Pursuant to the Second Amended Loan Agreement, we pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and certain assets as security for our obligations under the Second Amended Loan Agreement. Our line of credit under the Second Amended Loan Agreement will mature on April 7, 2023.

To date, we are in compliance with all covenants under the Second Amended Loan Agreement. We have not at any time, including as of and for the fiscal year ending December 31, 2021, borrowed under the Second Amended Loan Agreement. The descriptions of the Loan Agreement, the First Amendment, the Second Amendment, the First Amended Loan Agreement, the Second Amended Loan Agreement, the First Assignment and Assumption Agreement, the Second Assignment and Assumption Agreement, the Limited Consent, the Pledge Agreement, and the Limited Guaranty, are qualified in their entirety by the full text of the forms of such agreements, copies of which are attached hereto as Exhibits and are incorporated herein by reference.

Under the Loan Agreement, the Company is required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by the Bank each quarter. The Company pledged, assigned and granted the Bank a security interest in all shares, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations. As of December 31, 2021, the Company is in compliance with all covenants under the line and had no borrowings outstanding under the line of credit.

9. Income Taxes

Pretax loss resulting from domestic and foreign operations is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$(23,583)	$(19,107)	$(13,320)
Foreign	(9,205)	3,200	(6,240)
Pretax loss from continuing operations	$(32,788)	$(15,907)	$(19,560)

The components of the provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax expense:
Federal	$467	$—	$—
State and local	(881)	411	80
Foreign	1,117	1,096	1,813
Total current income tax expense	703	1,507	1,893
Deferred income tax expense (benefit):
Federal	89	(175)	—
State and local	(12)	(843)	—
Foreign	(323)	573	(1,279)
Total deferred income tax expense (benefit)	(246)	(445)	(1,279)
Total income tax expense	$457	$1,062	$614

The reconciliation of the amounts at the U.S. federal statutory income tax rate to the company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
U.S. federal statutory tax rate	$(6,886)	$(3,340)	$(4,108)
State and local income taxes, net	(962)	(519)	80
Stock-based compensation	10,865	6,770	2,748
Fair Value of Earnout Liability	(3,946)	—	—
Transaction Costs	(2,209)	—	—
Change in valuation allowance	3,085	(3,216)	1,516
Foreign operations	440	1,575	(375)
Return-to-Provision Adjustments	(196)	(538)	497
Permanent differences	334	65	157
Other, net	(68)	265	99
Total	$457	$1,062	$614

The Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, stock-based compensation, transaction costs, Section 162 limitation, and changes in valuation allowance in certain foreign jurisdictions.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,716	$6,814
Deferred Revenue	5,315	4,886
Compensation and benefits	4,384	1,792
Foreign tax credits	720	720
Fair Value of Earn-out Liability	181	—
Other	1,047	1,066
Total deferred tax assets	22,363	15,278
Deferred tax liabilities:
Property and equipment	(132)	(140)
Amortization	(214)	—
Commissions	(7,918)	(5,285)
Prepaid Subscription	(822)	(580)
Unbilled Receivable	(2,183)	(1,632)
Total deferred tax liability	(11,269)	(7,637)
Total Net Deferred Tax Assets	11,094	7,641
Valuation allowance	(8,356)	(5,530)
Net deferred tax asset	$2,738	$2,111

As of December  31, 2021, the Company had net operating loss (“NOL”) carryforwards for U.S. federal income tax of $6.6 million, and state and local income tax of $14.7 million, which may offset future taxable income. The state NOL carryforwards begin to expire in 2031. The Company also has foreign NOL carryforwards of approximately $35.6 million, which will expire beginning 2031 and NOL carryforward periods vary from 6 years to indefinite period. The Company has $0.7 million of foreign tax credit carryforwards available that expire in 2022 and 2023.

Under the provisions of the Internal Revenue Code, the U.S. NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of a 50% cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. The Company may have experienced an ownership change prior to December 31, 2021, however, the Company does not believe its NOL carryforwards would be limited under IRC Section 382. The Company could experience an ownership change in the future which could limit the utilization of certain NOL carryforwards.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considered all available positive and negative evidence, including the level of historical taxable income, future reversals of existing temporary differences, tax planning strategies, and projected future taxable income. On the basis of this evaluation, a valuation allowance of $8.4 million and $5.5 million was recorded as of December 31, 2021 and December 31, 2020, respectively, against certain jurisdiction’s net deferred tax assets for which it is more likely than not that the tax benefit will not be realized. The valuation allowance was increased by $2.9 million for the year ended December 31, 2021, primarily due to full valuation allowances being established for Canada, Singapore, and the United Kingdom in the current year.  For the year ended December 31, 2020 the valuation allowance decreased by $4.6 million primarily due to the utilization of NOL carryforwards in various jurisdictions. For the year ended December 31, 2021, the Company released valuation allowance in net deferred tax assets in Switzerland. The Company determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets are realizable.

The Tax Cuts and Jobs Act of 2017 (the “Act”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to account for GILTI as a period expense in the year the tax is incurred. As a result of the Act and the current U.S taxation of deemed repatriated earnings, the additional taxes might be payable upon repatriation of foreign earnings. As of December 31, 2021, the Company did not provide any foreign withholding taxes related to its foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested to fund ongoing operations of the foreign subsidiaries. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties is as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Beginning balance	$5,369	$5,230
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	139
Reduction for tax positions of prior years	(4,281)	—
Reduction for settlements	—	—
Expiration of applicable statute of limitations	—	—
Ending balance	$1,088	$5,369

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2021, and December 31, 2020, the Company had $1.3 million and $1.2 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. These amounts were included in other non-current liabilities in their respective years. As of December 31, 2021 and December 31, 2020, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was not material.

As of December 31, 2021, the unrecognized tax benefits were reduced by approximately $4.0 million as a result of filing amended tax returns.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The tax years 2017 through 2020 generally remain open for examination for federal, state and local tax purposes. The tax years 2011 through 2020 are open and subject to audit by foreign jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards on December 31, 2021 and December 31, 2020 will remain subject to examination until the respective tax year is closed.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Commitments and Contingencies

Operating Leases

The Company is obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030.

During the years ended December 31, 2021, 2020 and 2019, total rent expense for facilities amounted to $6.4 million, $5.6 million and $5.4 million, respectively. As of December 31, 2021, letters of credit have been issued in the amount of $0.5 million, as security for operating leases. The letters of credit are secured by certificates of deposit.

The future minimum rental payments for all long-term non-cancelable property leases are as follows:

Year Ending December 31:
(in thousands)
2022	$5,680
2023	3,808
2024	2,428
2025	1,840
2026	1,438
Thereafter	2,960
$18,154

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

In April 2019, the Company signed an unconditional purchase commitment related to the use of Microsoft Office 365 in the amount of $2.1 million payable in three equal installments during 2019, 2020, and 2021. In May 2020, the Company signed an unconditional purchased commitment in the amount of $22.0 million to purchase IT solutions over a three-year term. Under this agreement, payments are made upon consumption of the IT solutions and any remaining obligations due at the end of the three-year term in May 2023. Given the Company’s history of procuring similar products, it is expected that cash payments to the supplier will occur in 2021 and 2022 with any remaining amounts coming due in 2023. During the year ended December 31, 2019, the Company paid $0.7 million under the 2019 agreement. During the year ended December 31, 2020, the Company paid $0.7 million related to the 2019 agreement and $3.1 million under the 2020 agreement for a total of $3.8 million. During the year ended December 31, 2021, the Company paid the remaining $0.7 million related to the 2019 agreement and $12.1 million related to the 2020 agreement.

The Company is obligated to make the following future minimum payments under the non-cancelable terms of these contracts as of December 31, 2021:

Years ending December 31,
(in thousands)
2022	$6,813
2023	—
2024	—
2025	—
2026	—
Thereafter	—
$6,813

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of  December 31, 2021, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Guarantees

In the normal course of business, we are seldomly required to enter into service agreements that require contingency agreements with customers in highly regulated sectors. These agreements are secured by certificates of deposits. As of December 31, 2021, letters of credit have been issued in the amount of $0.9 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Company Earn-Out and Warrant Liabilities

Company Earn-Out

As a result of the Business Combination, the holders of Legacy AvePoint Preferred Stock, Legacy AvePoint common stock and Legacy AvePoint Options shall be issued additional shares of AvePoint's Common Stock, as follows:

•	1,000,000 shares of AvePoint's Common Stock, in the aggregate, if at any time from and after the Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $12.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $12.50 per share;
•	1,000,000 shares of AvePoint's Common Stock, in the aggregate, if at any time from and after the Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $15.00 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $15.00 per share;
•	1,000,000 shares of AvePoint's Common Stock, in the aggregate, if at any time from and after the Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $17.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $17.50 per share.

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

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of December 31, 2021 and was determined to be $10.0 million, and included in the earn-out shares liabilities in the consolidated balance sheets. As a result, approximately $20.3 million was recognized and included as gain on earn-out and warrant liabilities in the consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

	July 1,	December 31,
	2021	2021
Term (in years)	7.00	6.50
Volatility	40.00%	40.00%

Warrants to Acquire Common Stock

On July 1, 2021, as part of the Business Combination, the Company effectively granted 405,000 private placement warrants with a 5-year term and strike price of $11.50 per share. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are held by only two parties and any transfer of the warrants to a party other than a current holder of the warrants would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021 was determined to be $1.4 million. The fair value was remeasured as of December 31, 2021 and was determined to be $0.5 million, and included in the other non-current liabilities in the consolidated balance sheets. As a result, $0.9 million was recognized and included as gain on earn-out and warrant liabilities in the consolidated statements of operations.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Mezzanine Equity and Stockholders’ Equity (Deficiency)

Prior to the Business Combination, the Company had two classes of capital stock: common stock and preferred stock. Following the Business Combination, the Company has one class of capital stock: Common Stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company's restated Articles of Incorporation, the Company is authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 181,821,767 and 100,068,469 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively. Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. The Company’s Board of Directors has not declared Common Stock dividends since inception.

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

Sponsor Earn-Out Shares

On July 1, 2021, as a result of the Business Combination, the Company modified the terms of 2,916,700 shares of Common Stock (“Sponsor Earn-Out Shares”) then held by Apex’s sponsor, such that such shares will be subject to the following vesting provisions:

•	100% of the Sponsor Earn-Out Shares shall vest and be released if at any time through the seventh anniversary of the Business Combination, AvePoint's stock price is greater than or equal to $15.00 (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30 trading day period; and
•	100% of the remaining Sponsor Earn-Out Shares that have not previously vested shall vest and be released if at any time through the seventh anniversary of the Business Combination, the Company consummates a subsequent transaction.

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  December 31, 2021.

Public Warrants to Acquire Common Stock

On July 1, 2021, as part of the Business Combination, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint's Common Stock and the warrants are exercisable from the date of issuance through the fifth anniversary of the Business Combination. The public warrants are equity classified and its fair value, based on the publicly traded warrants, was $59.3 million on July 1, 2021 and included in the additional paid-in capital on the consolidated balance sheets. At  December 31, 2021, all 17,500,000 warrants remain outstanding.

Convertible Contingently Redeemable Preferred Stock

On July 1, 2021, as part of the Business Combination, the outstanding preferred stock of the Company was redeemed for cash in part and converted into AvePoint's Common Stock in part in connection with the Business Combination with the Apex Group as described in "Note 3 — Business Combination". At December 31, 2021 and December 31, 2020, the Company was authorized to issue up to 42,000,592 shares of Series C convertible preferred stock (the “Series C Preferred Stock” or “Preferred Stock”) at $0.0001 par value, respectively. The Company had 0 and 42,000,592 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively. The Series C Preferred Stock liquidation preference was $403.4 million as of  December 31, 2020. In addition to the Series C Preferred Stock, at December 31, 2021, the Company was authorized to issue up to 20,000,000 of “blank check” preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Company's Board of Directors. Although authorized for issuance, no shares of preferred stock were issued and outstanding at December 31, 2021.

No dividends were declared related to the Preferred Stock in the years ended December 31, 2021 and 2020.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Redeemable Noncontrolling Interest

On December 24, 2020, AEPL Pte. Ltd. ("AEPL"), an unaffiliated entity, acquired a redeemable noncontrolling interest in EduTech through the contribution of 10.0 million Singapore Dollars, which represents an investment of approximately $7.5 million. As of December 31, 2020, we owned an approximate 77.78% interest in EduTech and AEPL owned an approximate 22.22% interest in EduTech. On February 11, 2021, AEPL contributed an additional 1.0 million Singapore Dollars, which represents an additional investment of $0.8 million. At the transaction closing date, we owned an approximate 76.09% interest in EduTech and AEPL owned an approximate 23.91% interest in EduTech. As part of AEPL’s initial and subsequent investment in EduTech, we granted AEPL a put option which allows AEPL to cause us to repurchase AEPL’s shares in EduTech at any time between December 24, 2022 and December 24, 2023 at a price equal to AEPL’s initial and subsequent investment amounts. At each reporting period, we increase the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable. These adjustments are recorded as net income attributable to and accretion of redeemable noncontrolling interest on the consolidated statements of mezzanine equity and stockholders' equity (deficiency). The rollforward of the balance of the redeemable noncontrolling interest is as follows:

Redeemable
noncontrolling
interest
(in thousands)
Beginning balance (December 31, 2020)	$3,061
Issuance of redeemable noncontrolling interest in EduTech	238
Net income (loss) attributable to redeemable noncontrolling interest	(847)
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(63)
Adjustment to present redemption value as of December 31, 2021	2,821
Ending balance (December 31, 2021)	$5,210

13. Stock-Based Compensation

The Company maintains an equity incentive plan established in 2006, the 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the Company may grant incentive stock options, non-qualified stock options and restricted stock to eligible recipients under the Plan which include employees, directors and consultants. To date, the Company has issued only stock options and restricted stock. On January 1, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”), which replaced, on a go forward basis, the 2006 Plan. All ungranted equity reserved for issuance and not subject to outstanding awards under the 2006 Plan were assumed by the 2016 Plan and no additional equity was to be granted under the 2006 Plan. On May 27, 2021, the Company’s board of directors approved the 2021 Equity Incentive Plan (the “2021 Plan”), which was later approved by the Company’s shareholders on June 30, 2021. On a going forward basis, all equity awards granted by the Company will be made pursuant to the 2021 Plan and no additional equity will be granted under the 2016 Plan, or, for the avoidance of doubt, the 2006 Plan. As of December 31, 2021, 43,238,067 common shares remained for future issuance under the Plans. All outstanding stock awards granted under the 2006 Plan and 2016 Plan will remain subject to the terms and conditions of the 2006 Plan and 2016 Plan, respectively, and the provisions of any award agreements made thereunder.

The Company records stock-based compensation in cost of revenue, sales and marketing, general and administrative and research and development. Stock-based compensation was included in the following line items:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$3,477	$592	$415
Sales and marketing	15,906	19,973	8,166
General and administrative	24,063	12,916	5,034
Research and development	16,062	286	278
Total stock-based compensation	$59,508	$33,767	$13,893

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s stock option awards granted to certain international employees (the "Legacy International options") contained a performance condition that stated that the awards are only exercisable if the Company’s common shares are publicly traded. When the exercise contingency was resolved upon completion of the Business Combination, the Legacy International Options were cancelled and replaced with new awards with substantially the same terms and conditions (the "International Options"). Prior to the Business Combination, no compensation expense related to the Legacy International Options was recognized, as the exercise contingency was not deemed probable until the occurrence of the Business Combination. Had the exercise contingency been deemed probable, the Legacy International Options would have been classified as liabilities. After the Business Combination vested International Options can be exercised utilizing broker-assisted settlements; therefore, the International Options are classified as equity. As a result of this change in classification, the Company calculated the fair value of the awards on July 1, 2021 for purposes of compensation expense. In the period the exercise contingency is resolved ASC 718 the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, the Company recognized a one-time charge of $24.3 million in previously unrecognized compensation costs.

In 2020, the Company granted certain executives stock option awards that contain both service and performance vesting conditions (the “Time and Performance Based Options”). The Time and Performance Based Options were granted in three tranches (the "Time-Based Options," the "Performance-Based 1 Options," and the "Performance-Based II Options"). The Time-Based Option vests 25 percent one year after the grant date and, thereafter, in 12 successive equal quarterly installments measured from the first anniversary, subject to the grantee’s continuous service with the Company. The Performance-Based I Option vests contingent upon the Company meeting certain performance goals. These goals were considered met in 2021. The Performance-Based II Option vests contingent upon the grantee achieving certain goals. These goals were considered met on January 1, 2021. Both the Performance-Based I Option and Performance-Based II Option are subject to the grantee’s continuous service to the company.

On September 1, 2021, the Company granted 5,611,658 options under the 2021 Plan. The weighted-average grant date fair value of options granted in the years ended December 31, 2021, 2020 and 2019 was $4.09 per share, $1.63 per share, and $0.68 per share, respectively. The Company estimated the grant date fair value of these stock options and the International Options using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	July 1,	September 1,
	2021	2021
Expected term (in years)	2.77	6.11
Expected volatility	43.25%	43.31%
Risk-free rate	0.37%	0.94%
Dividend yield	—	—

To estimate the expected term of stock options, the Company considered the vesting term, contractual expiration period, and market conditions. Expected volatility is based on historical volatility of a group of peer entities. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term. Based on these inputs, the grant-date fair value of the September 2021 granted options was determined to be $23.0 million.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Aggregate Intrinsic Value figure presented in thousands)
Balance, January 1, 2019	23,326,692	0.96	6.12	—
Options granted	5,333,452	1.52	—	—
Options exercised	(451,953)	0.19	—	—
Options forfeited or expired	(2,501,900)	0.70	—	—
Balance, December 31, 2019	24,926,640	1.13	6.42	—
Options granted	11,537,242	3.91	—	—
Options exercised	(707,888)	0.77	—	—
Options forfeited or expired	(898,926)	1.32	—	—
Balance, December 31, 2020	34,857,068	2.05	6.89	—
Options granted	5,611,658	9.64	—	—
Options exercised	(5,141,331)	1.08	—	—
Options forfeited or expired	(4,847,078)	0.44	—	—
Balance, December 31, 2021	30,480,317	$3.87	2.83	$92,600

At December 31, 2021, the following table summarizes information about outstanding and exercisable stock options:

	Outstanding			Exercisable
Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$ 0.03 - $ 1.34	6,634,833	4.69	$1.28	6,634,833	4.69	$1.28
$ 1.52 - $ 1.89	6,879,874	5.84	1.59	5,195,211	5.46	1.59
$ 3.90 - $ 9.64	16,965,610	8.96	5.80	3,545,801	8.61	3.90
	30,480,317	7.33	$3.87	15,375,845	5.85	$1.99

As of December 31, 2021 and December 31, 2020, there was $42.7 million and $18.4 million, respectively, in unrecognized compensation costs related to all non-vested awards.

At December 31, 2021, the Company had 30,480,317 options outstanding and 15,375,845 options exercisable with intrinsic values of $92.6 million and $66.1 million, respectively. During the year ended December 31, 2021, 5,141,331 options were exercised, with a total intrinsic value of $40.0 million.

Restricted Stock Units

In addition to Stock Options granted under the 2006 Plan, 2016 Plan and 2021 Plan, 5,445,542 Restricted Stock Units ("RSUs") were granted under the 2021 Plan on September 1, 2021. The compensation costs for stock option awards are accounted for in accordance with ASC 718, Compensation-Stock Compensation. RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. The RSUs are measured at the fair market value of the underlying stock at the grant date. The weighted-average grant date fair value of RSUs granted in the year ended December 31, 2021 was $9.64.

For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $6.2 million related to the RSUs granted under the 2021 Plan. As of December 31, 2021, there was $45.2 million in unrecognized compensation costs specific to the non-vested RSUs under the 2021 Plan.

Company Earn-Out RSUs

The compensation costs for Company Earn-Out RSUs are accounted for in accordance with ASC 718, Compensation-Stock Compensation. In order to capture the market conditions associated with the Company Earn-Out RSUs, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out RSUs’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the grant-date fair value of the Company Earn-Out RSUs on July 1, 2021 was determined to be $2.5 million. The stock options underlying the Earn-Out RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. If the contingent milestones of the Earn-Out RSUs are not met by the seventh anniversary of the Business Combination, the holders of the underlying stock options will not receive the Earn-Out RSUs. For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $0.4 million related to these Earn-Out RSUs.

Put and Call Options

On December 26, 2019, the Company granted put options, to certain of the Company’s management, to request a redemption of 3,113,170 shares of Common Stock (“Modified Common Stock”) or 5,148,777 shares underlying options to acquire Common Stock (Modified Options, collectively, “Eligible Shares”) during the period from March 25, 2025 to April, 2025 (the “Settlement Period”) or, if earlier, the 30 day period following a Qualifying Termination for a redemption price per share equal to the fair market value, as determined by the AvePoint’s Board of Directors; provided, that if a redemption request is delivered following a Qualifying Termination, the Company shall pay the redemption price during the Settlement Period unless the holders of Series C Preferred Stock consent to the payment of the redemption price by the Company within the 30 day period following the Qualifying Termination. In addition, the Company has a right to purchase all or any portion of the Eligible Shares at any time for a purchase price per share equal to the fair market value.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Mezzanine equity classification is required if stock awards that would otherwise qualify for equity classification are subject to contingent redemption features that are not solely within the control of the issuer. The Company remeasures the Modified Common Stock at each balance sheet date based on the fair value of the Company’s shares and such remeasurements are reflected as an adjustment of the value in mezzanine equity. As of December 31, 2021 and December 31, 2020, the mezzanine equity balance related to the Modified Common Stock was $0 and $25.1 million, respectively. In 2019, the Company recorded a one-time stock-based compensation expense of $0.5 million, related to Modified Common Stock. These costs have been recorded in operating expenses in the consolidated statements of operations.

The fair values of Modified Options were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions at July 1, 2021 and December 31, 2020:

July 1
2021
Expected term (in years)	4.10
Expected volatility	34.44%
Risk-free rate	0.79%
Dividend yield	—

At December 31, 2021 and December 31, 2020, the liability balance related to Modified Options was $0 and $36.8 million, respectively. For the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expenses of $11.8 million and $29.6 million, respectively, related to these options. These costs have been recorded in costs of revenue and operating expenses in the consolidated statements of operations.

During 2021 and 2020, 1,365,503 and 19,443, respectively, December 31, 2021 options included in Modified Options were exercised and during 2020, 60,000 restricted shares issued in exchange for the nonrecourse promissory note described above were settled. As a result of exercises of the Modified Options and issuance of restricted shares, during 2021 and 2020, $15.4 million and $5.8 million, respectively, of the liability balance related to Modified Options was reclassified to liability-classified outstanding shares within the six months from the time of exercise. During 2021 and 2020, $6.9 million and $0, respectively, of the liability balance for these outstanding shares was reclassified to mezzanine equity as a result of the completion of six months from the time of the exercise of 690,474 options. At July 1, 2021, the Business Combination date, and December 31, 2020, the liability balance related to this Modified Common Stock was $49.7 and $6.7 million, respectively. For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $1.2 million and $0.9 million, respectively, related to this Modified Common Stock.

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

14. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (ASC 820) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

	Year Ended December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
U.S. treasury bills	$—	$199,999	$—	$199,999
Certificate of deposits	—	1,433	—	1,433
Short term investments:
Certificate of deposits	—	2,411	—	2,411
Other assets:
Certificate of deposits	—	285	—	285
Total	$—	$204,128	$—	$204,128
Liabilities
Earn-out liabilities (1)	$—	$—	$10,012	$10,012
Warrant liabilities (1)	—	458	—	458
Total	$—	$458	$10,012	$10,470

	Year Ended December 31, 2020
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificate of deposits	$—	$919	$—	$919
Short term investments:
Certificate of deposits	—	992	—	992
Other assets:
Certificate of deposits	—	800	—	800
Total	$—	$2,711	$—	$2,711

(1) As a result of the Business Combination on July 1, 2021, the Company recorded Company Earn-Out Shares and private placement warrants as liabilities that must be marked to market each reporting period. The Company measured the Company Earn-Out Shares at fair value determined at Level 3. The Company measured the private placement warrants at fair value determined at Level 1. Refer to "Note 11 — Company Earn-Out and Warrant Liabilities" for further details.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Revenue by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. No customers represented greater than 10% of revenue for the years ended December 31, 2021, 2020 and 2019. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
United States	$83,034	$67,823	$48,614
EMEA	58,285	42,441	33,661
APAC	50,590	41,269	33,824
Total revenue	$191,909	$151,533	$116,099

The following table sets forth revenue generated from customers by country, based outside of the United States, and represent more than 10% of the total consolidated revenue:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Germany	$23,574	$17,650	$15,094
Japan	23,360	17,331	16,619
Singapore	16,580	15,376	10,674
Other	45,361	33,353	25,098

The following table sets forth property and equipment, net held within the United States, China and foreign countries:

	December 31,	December 31,
	2021	2020
	(in thousands)
Property and equipment, net:
United States	$923	$976
China	2,376	1,219
Other	623	468
Total property and equipment, net	$3,922	$2,663

9
2

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Loss Per Share

Basic loss per share available to the Company's common shareholders (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In computing diluted EPS, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of Common Stock resulting from outstanding share based payment awards, warrants, earn-outs and the conversion of convertible preferred shares. The Company applies the two-class method in calculating loss per share. the Company's Sponsor Earn-Out Shares described in "Note 12 — Mezzanine Equity and Stockholders’ Deficiency" are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below. As losses were incurred during all periods presented, no earnings per share exists for the Sponsor Earn-Out Shares.

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except
	per share amounts)
Loss per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net loss	$(33,245)	$(16,969)	$(20,174)
Net income attributable to redeemable noncontrolling interest	(1,974)	(27)	—
Net loss attributable to AvePoint, Inc.	$(35,219)	$(16,996)	$(20,174)
Deemed dividends on preferred stock	(32,928)	(34,446)	(107,469)
Total net loss available to common shareholders	$(68,147)	$(51,442)	$(127,643)
Denominator:
Weighted average common shares outstanding	141,596	89,638	74,006
Effect of dilutive securities	—	—	—
Weighted average diluted shares	141,596	89,638	74,006

Basic loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.48)	$(0.57)	$(1.72)
Diluted loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.48)	$(0.57)	$(1.72)

To arrive at net loss available to common shareholders, the Company deducted net income attributable to the redeemable noncontrolling interest in EduTech and deemed dividends, which related to the redemption, extinguishment, and remeasurement of preferred stock.

For the years ended December 31, 2021, 2020 and 2019, the Company's potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities has an antidilutive impact due to losses reported:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Convertible preferred stock	—	42,001	51,091
Restricted stock	—	—	2,607
Stock options	30,480	34,857	24,927
Restricted stock units	5,167	—	—
Warrants	17,905	—	—
Company Earn-Outs	3,000	—	—
Total potentially dilutive securities	56,552	76,858	78,625

17. Related Party Transactions

The Company has entered into indemnification agreements with its executive officers and directors. These agreements, among other things, require AvePoint to indemnify its directors and executive officers to the fullest extent permitted by Delaware law, specifically the Delaware General Corporation Law (as the same exists or may hereafter be amended) for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of the Company’s directors or officers or any other company or enterprise to which the person provides services at the Company’s request.

18. Subsequent Events

The following material subsequent events occurred since the date of the most recent balance sheet period reported.

I-Access Solutions Pte. Ltd. Acquisition

On February 18, 2022 (the “Acquisition Close Date”), EduTech consummated an acquisition of all of the ordinary shares of I-Access Solutions Pte. Ltd. (“I-Access”), a Singapore-based software company established as a leading provider of SaaS solutions for corporate learning and development. Transaction consideration totaled approximately $7.4 million, consisting of $1.5 million in cash and $5.9 million of issuance of ordinary shares of EduTech. Approximately 9.5% of the equity consideration is being held in escrow, subject to I-Access achieving certain revenue targets for fiscal year 2022 and 2023. The $5.9 million equity consideration is subject to a put option which allows sellers to cause EduTech to repurchase the shares of EduTech for $5.9 million, upon 24 months from Acquisition Close Date or the occurrence of certain triggering events which are in the control of the Company.

The initial allocation of the purchase price is still being assessed by the Company. Significant, relevant information needed to complete the initial accounting is not available because the valuation of assets acquired and liabilities assumed is not complete. As a result, determining these values is not practicable, and we are unable to disclose these values or provide other related disclosures at this time.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its Common Stock. Under the Share Repurchase Program, the Company has the authority to buy up to a maximum of $150 million of Common Stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, Common Stock under the Share Purchase Program. The Share Repurchase Program may be suspended or discontinued at any time. As of the date of this Annual Report, the Company has purchased 135,000 shares at an average price of $5.49 under the Share Repurchase Program.

Stock Based Compensation

On March 21, 2022 we granted 4,159,532 RSUs and 689,406 options to employees in total fair value of $26.3 million.

PART II

Items 9 and 9A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (in his capacity as principal executive officer) and our Chief Financial Officer (in his capacity as principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial and accounting officer have concluded that our audited Consolidated Financial Statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiencies described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that these deficiencies constitute material weaknesses.

Based upon the evaluation described above, our management identified the following material weaknesses in internal control over financial reporting in fiscal year 2020 which continued to exist in fiscal year 2021:

■	the completeness and accuracy of financial accounting, reporting and disclosures;
■	the identification, review and accounting for nonroutine transactions and/or complex accounting transactions; and
■	segregation of duties with respect to the processing of financial transactions.

Remediation of Material Weaknesses

Our management has been and continues to be committed to remediating these material weaknesses and has identified and implemented several steps to enhance our internal controls over financial reporting. We have implemented a remediation plan (the "Remediation Plan"), the actions under which coincide with and are incorporated into our overarching Sarbanes-Oxley Act of 2002 (“SOX”) compliance implementation plan. The Remediation Plan actions include, but are not limited to:

■

the hiring of personnel with technical accounting and financial reporting experience to further enhance our ability to accurately and expediently respond to increased accounting and financial complexities and increased resource demand with respect thereto, and to aid in further identification and oversight with respect to disclosure control activities in response;

■	the engagement of external consultants in the assistance of the evaluation of complex accounting matters;
■	the establishment of formalized internal controls to review and maintain segregation of duties between appropriate control operators; and
■	the implementation of improved accounting and financial reporting procedures to enhance the completeness and accuracy of our financial accounting, reporting, and disclosures.

We are in the process of completing our remediation plan, and we are currently testing that the newly implemented controls are operating effectively. The remaining elements of our Remediation Plan can only be accomplished over time, and we can offer no assurance that these initiatives will remediate the identified material weaknesses.

PART II

Item 9A

We intend to complete the remaining portions of our Remediation Plan as promptly as possible. However, we cannot estimate how long it will take to correct any remaining material weaknesses that have not yet been remediated. Identified  material weaknesses will not be considered remediated until a sustained period of time has passed to allow our management to test the design and operational effectiveness of the corrective actions pursuant to the Remediation Plan. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. We will continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

No Management Report on Internal Control Over Financial Reporting or an Attestation Report of our Independent Registered Accounting Firm

This Annual Report does not include (A) a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) (“ICFR”) or (B) an attestation report of our independent registered accounting firm, Deloitte & Touche LLP (PCAOB ID No. 34).

■

With respect to the exclusion of management’s report on its assessment of our ICFR in this Annual Report, such exclusion is permissible when a reverse acquisition between an issuer and a private operating company has occured where the surviving issuer is not a "newly public company" as that term is used in Exchange Act Release No. 54942 (Dec. 15, 2006) and when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR required by Item 308(a) of Regulation S-K (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

o

We completed the Business Combination on July 1, 2021, pursuant to which we acquired Legacy AvePoint and its subsidiaries. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses.

o	Previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination.
o	In addition, the design of internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, our management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021.
■

With respect to the exclusion of the attestation report of our independent registered accounting firm in this Annual Report, our independent registered public accounting firm will not be required to report on the effectiveness of our ICFR pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than the Remediation Plan discussed above, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial and accounting officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II, PART III

Items 9B, 9C, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Share Repurchase Program

On March 17, 2022, we announced that our Board of Directors authorized a new share repurchase program (the "Share Repurchase Program") for us to buy back shares of our Common Stock. Under the Share Repurchase Program, we have the authority to buy up to a maximum of $150 million of Common Stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with Exchange Act Rule 10b-18 (or pursuant to a plan implemented in response to Exchange Act Rule 10b5-1(c) for parties that frequently have access to material nonpublic information, such as our executive officers and directors) and all other applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, Common Stock under the Share Purchase Program. The Share Repurchase Program may be suspended or discontinued at any time. As of the date of this Annual Report, the Company has  made the following purchases under the Share Repurchase Program.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of the Share Repurchase Program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the Share Repurchase Program(2)
March 17, 2022 - March 31, 2022	135,000	$5.4885	135,000	$149,256,352.50(4)

(1) All shares reported herein were purchased pursuant to the publicly announced Share Repurchase Program.

(2) The Share Repurchase Program authorizes us to purchase up to an aggregate of $150 million of our Common Stock until March 17, 2025 (three years from the date of authorization).

(3) One purchase was made during this period on March 25, 2022.

(4) The maximum remaining dollar value of shares that may yet be purchased under the Share Repurchase Program is reduced by the aggregate price paid for share purchases in addition to any fees, commissions, or other costs that may arise as a result of the purchase.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our Executive Officers and biographical information appears in Part I, Item 1 of this Annual Report. Information about our directors may be found in our Proxy Statement for the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) which was filed with the SEC on March 24, 2022. The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”

We have adopted the AvePoint, Inc. Code of Ethics and Business Conduct (the “Code”), a code of ethics that applies to our employees, officers, and directors (including our Principal Executive Officer and Principal Financial and Accounting Officer) and is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. The Code is publicly available on our Investor Relations website at https://ir.avepoint.com/. Information contained on or accessible through this website is not a part of this Annual Report, and the inclusion of such website address in this Annual Report is an inactive textual reference only.  If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the code to our Executive Officers or directors, we will disclose the nature of the amendment or waiver on our Investor Relations website or in a report on Form 8-K to the extent required by applicable rules and exchange requirements.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions, “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the section of the Proxy Statement under the caption “Ratification of Selection of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Schedules

Our Consolidated Financial Statements can be found under the heading “Index to Financial Statements” under Part II, Item 8 of this Annual Report. Financial statement schedules have been omitted because they are not required, not applicable, or the required information is included in the Consolidated Financial statements or notes thereto.

b.	Exhibits

The following documents are filed as part of, furnished with, or incorporated by reference into, this Annual Report, in each case as indicated therein.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement and Plan of Reorganization, dated November 23, 2020, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	March 9, 2021
2.2	Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated December 30, 2020, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	December 30, 2020
2.3	Amendment No. 2 to Business Combination Agreement and Plan of Reorganization, dated March 8, 2021, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	March 9, 2021
2.4	Amendment No. 3 to Business Combination Agreement and Plan of Reorganization, dated May 18, 2021, by and among Apex, Merger Subs and AvePoint.	Form 10-Q	001-39048	10.3	May 19, 2021
2.5	Agreement and Plan of Merger, dated as of July 23, 2021, by and between AvePoint, Inc. and AvePoint US, LLC	Form 8-K	001-39048	2.1	July 30, 2021
3.1	Amended and Restated Certificate of Incorporation of AvePoint, Inc.	Form 8-K	001-39048	3.1	July 7, 2021
3.2	Amended and Restated Bylaws of AvePoint, Inc.	Form 8-K	001-39048	3.2	July 7, 2021
4.1	Specimen Common Stock Certificate.	Form S-4/A	333-252712	4.4	May 20, 2021
4.2	Specimen Warrant Certificate.	Form S-1	333-233299	4.3	August 30, 2019
10.1	Warrant Agreement, dated September 16, 2019, by and between Continental Stock Transfer & Trust Company and Apex.	Form 8-K	001-39048	4.1	September 20, 2019
10.1	Form of PIPE Subscription Agreement	Form 8-K	001-39048	10.7	November 23, 2020
10.2	Form of Amendment No. 1 to PIPE Subscription Agreements	Form S-4	333-252712	10.15	May 20, 2021
10.3	Form of Lock-Up Agreement	Form 8-K	001-39048	10.3	November 23, 2020
10.4	Amended and Restated Registration Rights Agreement, dated July 1, 2021, by and among AvePoint and certain stockholders of AvePoint.	Form 8-K	001-39048	10.4	July 7, 2021
10.5†	Form of Indemnification Agreement.	Form S-4	333-252712	10.29	May 20, 2021
10.6†	AvePoint 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.6	July 7, 2021
10.7†	Form of Stock Option Grant Package under AvePoint 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.7	July 7, 2021
10.8†	Form of RSU Grant Package under 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.8	July 7, 2021
10.9†	AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.15	February 4, 2021
10.10†	Form of Stock Option Grant Notice under AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.16	February 4, 2021
10.11†	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	Form S-4	333-252712	10.17	February 4, 2021
10.12†	AvePoint 2021 Equity Incentive Plan.	Form S-4	333-252712	10.18	February 4, 2021
10.13†	Form of Stock Option Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.13	July 7, 2021
10.14†	Form of RSU Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.14	July 7, 2021
10.15†	AvePoint 2021 Employee Stock Purchase Plan.	Form S-4	333-252712	10.19	February 4, 2021
10.16+	Loan and Security Agreement, dated April 7, 2020, by and between HSBC Ventures USA Inc. and AvePoint, Inc.	Form S-4	333-252712	10.24	February 4, 2021
10.17+	Limited Consent and First Amendment to Loan and Security Agreement, dated July 1, 2021, by and among AvePoint Operations Inc. (f/k/a AvePoint, Inc.), HSBC Ventures USA Inc. and AvePoint US, LLC.	Form 8-K	001-39048	10.21	July 7, 2021
10.18+	Assignment and Assumption Agreement, dated July 1, 2021, by and among AvePoint Operations, Inc. (f/k/a AvePoint, Inc.), HSBC Ventures USA Inc. and AvePoint US, LLC.	Form 8-K	001-39048	10.22	July 7, 2021
10.19+	Pledge Agreement, dated July 1, 2021, by and between AvePoint, Inc. and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.23	July 7, 2021

10.20+	Limited Guaranty, dated July 1, 2021, by and between AvePoint, Inc. and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.24	July 7, 2021
10.21+	Assignment and Assumption Agreement, dated as of July 23, 2021, by and among AvePoint, Inc., AvePoint US, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.1	July 30, 2021
10.22+	Limited Consent and Waiver to Loan and Security Agreement, dated as of July 23, 2021, by and among AvePoint, Inc., AvePoint US, LLC, AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.2	July 30, 2021
10.23+	Second Amendment to Loan and Security Agreement, dated October 31, 2021, by and among AvePoint, Inc., AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.8	November 1, 2021
10.24+	Annex A to Second Amendment to Loan and Security Agreement, dated October 31, 2021, by and among AvePoint, Inc., AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.9	November 1, 2021
10.25†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Xunkai Gong.	Form S-4	333-252712	10.21	February 4, 2021
10.26†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Tianyi Jiang.	Form S-4	333-252712	10.22	February 4, 2021
10.27†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Brian Brown.	Form S-4	333-252712	10.23	February 4, 202
10.28†	Employment Agreement, dated August 10, 2021, by and between AvePoint and James Caci.	Form 8-K	001-39048	10.1	August 16, 2021
21.1	List of Subsidiaries.	Form S-1/A	333-258109	21.1	August 5, 2021
23.1	Consent of Deloitte and Touche LLP, independent registered public accounting firm.					X
23.2	Consent of Crowe LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).					X

**	Furnished herewith. Any exhibit furnished herewith (including the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto) are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†	Indicates a management contract or compensatory plan, contract or arrangement.
Certain portions of this Exhibit will be omitted because they are not material and would likely cause competitive harm to us if disclosed.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Jersey City, New Jersey on this 31st day of March, 2022.

AVEPOINT, INC.

Date: March 31, 2022	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2022	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tianyi Jiang and Brian Michael Brown, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to do any and all acts and things and to execute in his or her name (whether on behalf of AvePoint, Inc. (the "Company") or as an officer or director of the Company, or otherwise) any and all instruments and to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on this 31st  day of March, 2022.

Signature	Title	Date

/s/ Xunkai Gong	Executive Chairman and Director	March 31, 2022
Xunkai Gong

/s/ Tianyi Jiang	Chief Executive Officer and Director	March 31, 2022
Tianyi Jiang	(Principal Executive Officer)

/s/ James Caci	Chief Financial Officer	March 31, 2022
James Caci	(Principal Financial and Accounting Officer)

/s/ Brian Michael Brown	General Counsel, Chief Legal and Compliance	March 31, 2022
Brian Michael Brown	Officer, Secretary, and Director

/s/ Stephen CuUnjieng	Director	March 31, 2022
Stephen CuUnjieng

/s/ Jeff Teper	Director	March 31, 2022
Jeff Teper

/s/ John Ho	Director	March 31, 2022
John Ho

/s/ Jeff Epstein	Director	March 31, 2022
Jeff Epstein