Form 10-Q
period 2022-06-30
AvePoint, Inc.
filed 2022-08-15
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, there were 185,393,492 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2022

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

•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our future capital requirements and sources and uses of cash;
•	our ability to obtain funding for our operations and future growth;
•	the effects of inflation both with our industry and the macro-economy; and
•	the effects of foreign currency exchange.

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

PART 1

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$65,062	$268,217
Short-term investments	181,545	2,411
Accounts receivable, net of allowance of $1,320 and $838 at June 30, 2022 and December 31, 2021, respectively	51,441	55,067
Prepaid expenses and other current assets	6,248	8,461
Total current assets	304,296	334,156
Property and equipment, net	5,179	3,922
Goodwill	4,744	—
Other intangible assets, net	5,156	—
Operating lease right-of-use assets	18,068	—
Deferred contract costs	40,474	38,926
Other assets	10,004	11,734
Total assets	$387,921	$388,738
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$2,100	$1,824
Accrued expenses and other liabilities	32,730	35,062
Current portion of deferred revenue	73,795	74,294
Total current liabilities	108,625	111,180
Long-term operating lease liabilities	13,690	—
Long-term portion of deferred revenue	7,151	8,038
Earn-out shares liabilities	4,770	10,012
Other non-current liabilities	4,261	3,943
Total liabilities	138,497	133,173
Commitments and contingencies
Mezzanine equity
Redeemable noncontrolling interest	12,173	5,210
Total mezzanine equity	12,173	5,210
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 181,331 and 181,822 shares issued and outstanding, at June 30, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	644,931	625,056
Treasury stock	(11,791)	(1,739)
Accumulated other comprehensive income	889	2,317
Accumulated deficit	(396,796)	(375,297)
Total stockholders’ equity	237,251	250,355
Total liabilities, mezzanine equity, and stockholders’ equity	$387,921	$388,738

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
SaaS	$27,619	$20,586	$54,172	$38,845
Term license and support	14,011	11,088	24,213	19,815
Services	9,848	7,302	18,773	13,218
Maintenance	4,067	5,458	8,508	10,867
Perpetual license	156	910	326	1,399
Total revenue	55,701	45,344	105,992	84,144
Cost of revenue:
SaaS	6,120	4,564	11,640	9,004
Term license and support	482	230	1,058	503
Services	8,550	6,508	16,809	12,093
Maintenance	275	418	550	898
Total cost of revenue	15,427	11,720	30,057	22,498
Gross profit	40,274	33,624	75,935	61,646
Operating expenses:
Sales and marketing	27,174	29,001	54,228	48,302
General and administrative	16,322	11,664	31,864	21,956
Research and development	7,892	3,883	14,294	7,985
Depreciation and amortization	629	279	1,140	537
Total operating expenses	52,017	44,827	101,526	78,780
Loss from operations	(11,743)	(11,203)	(25,591)	(17,134)
Gain on earn-out and warrant liabilities	2,668	—	5,935	—
Interest income, net	20	11	34	24
Other (expense) income, net	(693)	62	(870)	(1)
Loss before income taxes	(9,748)	(11,130)	(20,492)	(17,111)
Income tax benefit	(546)	(73)	(237)	(1,112)
Net loss	$(9,202)	$(11,057)	$(20,255)	$(15,999)
Net income attributable to and accretion of redeemable noncontrolling interest	(627)	(499)	(1,244)	(896)
Net loss attributable to AvePoint, Inc.	$(9,829)	$(11,556)	$(21,499)	$(16,895)
Deemed dividends on preferred stock	—	(24,742)	—	(33,536)
Net loss available to common shareholders	$(9,829)	$(36,298)	$(21,499)	$(50,431)
Basic and diluted loss per share	$(0.05)	$(0.36)	$(0.12)	$(0.50)
Basic and diluted shares used in computing loss per share	182,491	101,968	182,661	101,368

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(9,202)	$(11,057)	$(20,255)	$(15,999)
Other comprehensive income (loss) net of taxes
Unrealized gains on available-for-sale	190	—	190	—
Foreign currency translation adjustments	35	248	(1,693)	5
Total other comprehensive income (loss)	225	248	(1,503)	5
Total comprehensive loss	$(8,977)	$(10,809)	$(21,758)	$(15,994)
Comprehensive income attributable to redeemable noncontrolling interests	(561)	(447)	(1,169)	(844)
Total comprehensive loss attributable to AvePoint, Inc	$(9,538)	$(11,256)	$(22,927)	$(16,838)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Three Months Ended June 30, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

			Redeemable	Share	Redeemable	Total							Accumulated	Total
	Convertible		Common	Based	noncontrolling	mezzanine			Additional				Other	Stockholders’
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury Stock		Accumulated	Comprehensive	Equity
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	(Deficiency)
Balance, March 31, 2022	—	$—	$—	$—	$5,818	$5,818	182,493,007	$18	$634,070	278,564	$(2,482)	$(386,967)	$598	$245,237
Proceeds from exercise of options	—	—	—	—	—	—	442,469	—	683	—	—	—	—	683
Common stock issued upon vesting of restricted stock units	—	—	—	—	—	—	162,002	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,396	—	—	—	—	10,396
Issuance of redeemable noncontrolling interest in EduTech	—	—	—	—	5,794	5,794	—	—	—	—	—	—	—	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	—	—	—	—	(218)	—	—	—	—	(218)
Repurchase of common stock	—	—	—	—	—	—	(1,766,662)	—	—	1,766,662	(9,309)	—	—	(9,309)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,202)	—	(9,202)
Net income attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	627	627	—	—	—	—	—	(627)	—	(627)
Total other comprehensive income (loss)	—	—	—	—	(66)	(66)	—	—	—	—	—	—	291	291
Balance, June 30, 2022	—	$—	$—	$—	$12,173	$12,173	181,330,816	$18	$644,931	2,045,226	$(11,791)	$(396,796)	$889	$237,251

			Redeemable	Share	Redeemable	Total					Accumulated	Total
	Convertible		Common	Based	noncontrolling	mezzanine			Additional		Other	Stockholders’
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Deficit	Income	(Deficiency)
Balance, March 31, 2021	42,000,592	$192,184	$24,891	$1,591	$3,696	$222,362	100,195,199	$12	$108,972	$(313,739)	$1,548	$(203,207)
Reclassification of share-based awards to mezzanine equity	—	—	—	104	—	104	—	—	(104)	—	—	(104)
Reclassification of common shares from liabilities	—	—	6,873	—	—	6,873	—	—	—	—	—	—
Remeasurement of redemption value of common shares	—	—	7,993	—	—	7,993	—	—	—	(7,993)	—	(7,993)
Proceeds from exercise of options	—	—	—	—	—	—	3,636,324	—	2,152	—	—	2,152
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,933	—	—	1,933
Remeasurement of redemption value of convertible preferred stock	—	24,742	—	—	—	24,742	—	—	—	(24,742)	—	(24,742)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(11,057)	—	(11,057)
Net income attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	499	499	—	—	—	(499)	—	(499)
Total other comprehensive income (loss)	—	—	—	—	(52)	(52)	—	—	—	—	300	300
Balance, June 30, 2021	42,000,592	$216,926	$39,757	$1,695	$4,143	$262,521	103,831,523	$12	$112,953	$(358,030)	$1,848	$(243,217)

(1) As part of the Business Combination (as disclosed in “Note 3 — Business Combination”), all per share information has been retroactively adjusted using an exchange ratio of 8.69144 per share.

See accompanying notes.

AvePoint, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity
For the Six Months Ended June 30, 2022 and  2021
(In thousands, except share amounts)
(Unaudited)

			Redeemable	Share	Redeemable	Total							Accumulated	Total
	Convertible		Common	Based	noncontrolling	mezzanine			Additional				Other	Stockholders’
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury Stock		Accumulated	Comprehensive	Equity
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	(Deficiency)
Balance, December 31, 2021	—	$—	$—	$—	$5,210	$5,210	181,821,767	$18	$625,056	143,564	$(1,739)	$(375,297)	$2,317	$250,355
Proceeds from exercise of options	—	—	—	—	—	—	1,156,279	—	1,719	—	—	—	—	1,719
Common stock issued upon vesting of restricted stock units	—	—	—	—	—	—	254,432	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	18,670	—	—	—	—	18,670
Issuance of redeemable noncontrolling interest in EduTech	—	—	—	—	5,794	5,794	—	—	—	—	—	—	—	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	—	—	—	—	(514)	—	—	—	—	(514)
Repurchase of common stock	—	—	—	—	—	—	(1,901,662)	—	—	1,901,662	(10,052)	—	—	(10,052)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,255)	—	(20,255)
Net income attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	1,244	1,244	—	—	—	—	—	(1,244)	—	(1,244)
Total other comprehensive loss	—	—	—	—	(75)	(75)	—	—	—	—	—	—	(1,428)	(1,428)
Balance, June 30, 2022	—	$—	$—	$—	$12,173	$12,173	181,330,816	$18	$644,931	2,045,226	$(11,791)	$(396,796)	$889	$237,251

			Redeemable	Share	Redeemable	Total					Accumulated	Total
	Convertible		Common	Based	noncontrolling	mezzanine			Additional		Other	Stockholders’
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Deficit	Income	(Deficiency)
Balance, December 31, 2020	42,000,592	$183,390	$25,074	$1,489	$3,061	$213,014	100,068,469	$12	$105,159	$(299,789)	$1,791	$(192,827)
Reclassification of share-based awards to mezzanine equity	—	—	—	206	—	206	—	—	(206)	—	—	(206)
Reclassification of common shares from liabilities	—	—	6,873	—	—	6,873	—	—	—	—	—	—
Remeasurement of redemption value of common shares	—	—	7,810	—	—	7,810	—	—	—	(7,810)	—	(7,810)
Proceeds from exercise of options	—	—	—	—	—	—	3,763,054	—	3,277	—	—	3,277
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,208	—	—	4,208
Remeasurement of redemption value of preferred stock	—	33,536	—	—	—	33,536	—	—		(33,536)	—	(33,536)
Issuance of redeemable noncontrolling interest in EduTech	—	—	—	—	238	238	—	—	515	—	—	515
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(15,999)	—	(15,999)
Net income attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	896	896	—	—	—	(896)	—	(896)
Total other comprehensive income (loss)	—	—	—	—	(52)	(52)	—	—	—	—	57	57
Balance, June 30, 2021	42,000,592	$216,926	$39,757	$1,695	$4,143	$262,521	103,831,523	$12	$112,953	$(358,030)	$1,848	$(243,217)

(1) As part of the Business Combination (as disclosed in “ Note 3 — Business Combination”), all per share information has been retroactively adjusted using an exchange ratio of 8.69144 per share.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net loss	$(20,255)	$(15,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,333	537
Operating lease right-of-use assets expense	2,649	—
Foreign currency remeasurement loss (gain)	1,386	(134)
Provision for doubtful accounts	519	(732)
Stock-based compensation	18,678	17,799
Gain on disposal of property and equipment	(45)	(15)
Deferred income taxes	(37)	(981)
Change in value of earn-out and warrant liabilities	(5,840)	—
Changes in operating assets and liabilities:
Accounts receivable and long-term unbilled receivables	2,522	2,399
Prepaid expenses and other current assets	1,452	(1,994)
Deferred contract costs and other assets	(5,025)	(1,955)
Accounts payable, accrued expenses and other liabilities	(6,654)	(4,144)
Deferred revenue	2,721	3,298
Net cash used in operating activities	(6,596)	(1,921)
Investing activities
Maturities of investments	1,093	—
Purchases of investments	(180,041)	(423)
Purchase of APXT shares	—	(1,631)
Net assets acquired from business combinations and asset acquisitions, net of cash acquired	(2,222)	—
Capitalization of internal use software	(1,174)	—
Purchase of property and equipment	(2,234)	(897)
Net cash used in investing activities	(184,578)	(2,951)
Financing activities
Payments of transaction fees	—	(1,872)
Purchase of common stock	(10,042)	—
Proceeds from stock option exercises	1,719	3,277
Proceeds from sale of common shares of subsidiary	—	753
Repayments of finance leases	(11)	(14)
Net cash (used in) provided by financing activities	(8,334)	2,144
Effect of exchange rates on cash	(3,647)	(46)
Net decrease in cash and cash equivalents	(203,155)	(2,774)
Cash and cash equivalents at beginning of period	268,217	69,112
Cash and cash equivalents at end of period	$65,062	$66,338
Supplemental disclosures of cash flow information
Income taxes paid	$420	$2,389
Noncash acquisition	$5,635	$—

See accompanying notes.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Organization

On July 1, 2021, pursuant to the terms of an Apex Business Combination Agreement between, inter alia, Apex Technology Acquisition Corporation (“Apex”), a blank check company incorporated in Delaware on April 5, 2019, and AvePoint, Inc. (“Legacy AvePoint”), a New Jersey corporation incorporated on July 24, 2001 which was redomiciled as a Delaware corporation in 2006 and which was renamed "AvePoint Operations, Inc." in June 2021, Legacy AvePoint became a wholly owned subsidiary of Apex. In connection therewith, Legacy AvePoint was renamed “AvePoint US LLC” and Apex was renamed “AvePoint, Inc.” On July 26, 2021, AvePoint US LLC merged with and into AvePoint, Inc. with AvePoint, Inc. (hereinafter referred to as “AvePoint,” the “Company,” “we,” “us,” or “our”) surviving. See “Note 3 - Business Combination” (Part I, Item 1 of this Quarterly Report on Form 10-Q) for additional information.

We are a leading provider of enterprise collaboration and productivity software solutions. We develop, market, and sell our suite of software solutions and services, primarily in North America, Europe, Australia, and Asia. We provide our customers with high-performance infrastructure management, compliance, data governance, mobility and productivity, online services and software solutions consulting. We do this through our Confidence Platform, a software as a service (“SaaS”) platform that assists organizations who use the latest cloud services like Microsoft 365, Google, Salesforce, and more than a half dozen other additional cloud collaboration utilities. Our Confidence Platform, built on AvePoint Online Services, contains our suites of software solutions: our Control Suite for data governance enabling collaboration services at scale, with automation and repeatable business templates; our Fidelity Suite for the preservation of data integrity as organizations undergo digital transformation projects to streamline the way they work from one collaboration system to the next; and our Resilience Suite to help organizations comply with data governance regulations, preserve business records for compliance, and ensure business continuity.

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

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the six months ended  June 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022.

These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 and the related notes included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2021, which was filed with the SEC on March 31, 2022 (“Annual Report”).

Recently Adopted Accounting Guidance

In February 2016, the Financial Account Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Accounting Standards Codification (“ASC”)) and subsequently issued amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10, ASU 2020-02, ASU 2020-05 and ASU 2021-05 (collectively, “ASC 842”). The Company adopted ASC 842 on January 1, 2022 using the modified retrospective approach and has elected not to restate comparative periods and record a cumulative-effect adjustment as of the effective date. ASC 842 requires companies to generally recognize on the balance sheet operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its historical assessments of whether a contract contains a lease, lease classification and initial direct costs. The Company elected not to use hindsight in determining the lease term. The Company made the following other transition considerations and elections under ASC 842: (i) not to separate non-lease components for all classes of underlying assets, including under Leases (“ASC 840”) for the purpose of transition measurement; (ii) apply accounting similar to ASC 840 for operating lease with term of 12 months or less at the commencement date; (iii) consider remaining lease term as of the date of initial application in determining the incremental borrowing rate to be used to discount minimum rental payments for operating leases in transition.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (“ASC 805”), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Revenue from contracts with customers (“ASC 606”). Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The new guidance should be applied prospectively to acquisitions occurring on or after the effective date. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not been issued. The Company early adopted the new standard on January 1, 2022. We applied the new guidance to the current year acquisitions. The adoption of the standard did not have any impact on the Company’s condensed consolidated financial statements.

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
•

The reclassification of accrued rent obligation to be included in accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of cash flows for the six months ended June 30, 2021.

Business Combination

When we consummate a business combination, the assets acquired, and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the acquisition date fair value of the net identifiable assets acquired. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as we obtain new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the consolidated statements of income.

Goodwill

Goodwill represents the excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired.

We will test goodwill for impairment at least annually by performing qualitative and quantitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. We have one reporting unit. Goodwill is tested at this reporting unit level. This requires us to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data.

No other events or circumstances changed since the I-Access acquisition that would indicate that the fair value of our reporting unit is below its carrying amount. During the six months as of June 30, 2022, the goodwill had not been impaired.

Other Intangible Assets, net

Other intangible assets consist of order backlog, customer relationship and acquired software and technology. Intangible assets that have finite useful lives are amortized over their useful lives on a straight-line basis, which range from one year to ten years. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

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

Foreign Currency

The Company has foreign operations where the functional currency has been determined to be the local currency, in accordance with FASB ASC 830, Foreign Currency Matters. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a separate component of stockholders’ equity (deficiency) under the caption, accumulated other comprehensive income. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s condensed consolidated statements of operations. Transaction gains (losses) totaled $(0.9) million and $(1.1) million for the three and six months ended June 30, 2022 , respectively, and $(0.1) million and $(0.2) million for the three and six months ended June 30, 2021.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers all investments available with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries which imposes regulations that limit the ability to transfer cash out of the country. As of June 30, 2022 and December 31, 2021, the Company’s cash balances at these entities were $7.9 million and $9.3 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

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

Amortization of deferred contract costs of $3.2 million and $6.2 million for the three and six months ended June 30, 2022, respectively, and $2.4 million and $4.6 million for the three and six months ended June 30, 2021, respectively, is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet was $40.5 million and $38.9 million at June 30, 2022 and December 31, 2021, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services. The following table presents our revenue by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
SaaS	$27,619	$20,586	$54,172	$38,845
Term license and support	14,011	11,088	24,213	19,815
Services	9,848	7,302	18,773	13,218
Maintenance	4,067	5,458	8,508	10,867
Perpetual license	156	910	326	1,399
Total revenue	$55,701	$45,344	$105,992	$84,144

Term license and perpetual license revenue recognized at point in time was $9.9 million and $16.1 million for the three and six months ended June 30, 2022, respectively, and $8.7 million and $14.9 million for the three and six months ended June 30, 2021, respectively.

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue deferred as of June 30, 2022 and December 31, 2021 was $80.9 million and $82.3 million, respectively. Revenue recognized that was included in the opening deferred revenue balance was  $51.6 million for the six months ended June 30, 2022, and $43.3 million for the six months ended June 30, 2021.

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Opening (January 1, 2021)	$53,749	$74,688	$31,943
Closing (December 31, 2021)	61,335	82,332	38,926
Increase/(decrease)	7,586	7,644	6,983

Opening (January 1, 2022)	$61,335	$82,332	$38,926
Closing (June 30, 2022)	56,218	80,946	40,474
Increase/(decrease)	(5,117)	(1,386)	1,548

(1) Accounts receivable, net is inclusive of accounts receivable, net of allowance for doubtful accounts, current unbilled receivables and long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the year ended December 31, 2021 and the six months ended June 30, 2022 outside of its sales activities.

As of June 30, 2022, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $194.3 million, of which $126.7 million is related to SaaS and term license and support revenue. AvePoint expects to recognize approximately 66% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

We estimate the fair value of stock options using a Black-Scholes valuation model. The Black-Scholes model requires highly subjective assumptions in order to derive the inputs necessary to calculate the fair value of stock options. To estimate the expected term of stock options, the Company considered contractual terms of the options, including the vesting and expiration periods, as well as historical option exercise data and current market conditions to determine an estimated expected term. The Company’s historical experience is too limited to be able to reasonably estimate expected term. Expected volatility is based on historical volatility of a group of peer entities. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term.

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Redeemable Noncontrolling Interest

At June 30, 2022 and December 31, 2021, the Company owned 73.82% and 76.09% of AvePoint EduTech Pte. Ltd. (“EduTech”), respectively.

AEPL Pte. Ltd. (“AEPL”)

As part of AEPL’s investment in EduTech, the Company granted AEPL a put option which allows AEPL to cause the Company to repurchase AEPL’s shares in EduTech at any time between December 24, 2022 and December 24, 2023 at a price equal to AEPL’s initial investment of approximately $8.3 million. Consequently, the Company records redeemable noncontrolling interest as mezzanine equity in its unaudited condensed consolidated balance sheets. At each reporting period, the Company increases the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable, and adjustments to the value are recorded as net income attributable to redeemable noncontrolling interest. At June 30, 2022 and December 31, 2021, AEPL owned 23.20% and 23.91% of EduTech, respectively.

I-Access Solutions Pte. Ltd. (“I-Access”)

On February 18, 2022 (the “I-Access Closing Date”), EduTech consummated its acquisition of all of the ordinary shares of I-Access, a Singapore limited company. As a result, I-Access became a wholly-owned subsidiary of EduTech. The acquisition was made pursuant to a share purchase agreement, dated as of January 31, 2022 (the “Share Purchase Agreement”), by and among EduTech and the former I-Access shareholders. At June 30, 2022, former I-Access shareholders owned 2.96% of EduTech and such shares were included in redeemable noncontrolling interest. Refer to (“Note 3 — Business Combination”) for further details.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASC 740”): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various areas related to the accounting for income taxes and improve consistent application of ASC 740. The amendments in this ASU are effective for EGC entities, which elected to take advantage of the extended transition period, for fiscal years beginning after December 15, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued and all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of its pending adoption of ASU 2019-12 on its consolidated financial statements.

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Business Combination

Apex Technology Acquisition Corporation

On November 23, 2020, Legacy AvePoint and the members of the Apex Group (as defined below) entered into the Apex Business Combination Agreement. The Apex Business Combination by and among Legacy AvePoint and the members of the Apex Group was effected on  July 1, 2021 by the merger of Athena Technology Merger Sub, Inc. (“Merger Sub 1”) with and into Legacy AvePoint (the “First Merger”), with Legacy AvePoint surviving the First Merger as a wholly-owned subsidiary of Apex Technology Acquisition Corporation (“Apex”), and promptly following the First Merger, Legacy AvePoint was merged with and into Athena Technology Merger Sub 2, LLC (“Merger Sub 2” and collectively with Merger Sub 1 and Apex referred to herein as the “Apex Group”)) (the “Second Merger”), with Merger Sub 2 surviving the Second Merger (the “Surviving Entity”) as a wholly-owned subsidiary of Apex (the Second Merger together with the First Merger, the “Mergers”). Following the consummation of the Mergers, the Surviving Entity changed its name to AvePoint US, LLC and Apex changed its name to AvePoint. On  July 26, 2021, AvePoint US, LLC was merged with and into AvePoint, with AvePoint surviving.

The Apex Business Combination was accounted for as a reverse recapitalization as Legacy AvePoint was determined to be the accounting acquirer under ASC 805. This determination was primarily based on Legacy AvePoint comprising the ongoing operations of the combined entity, Legacy AvePoint’s senior management comprising the majority of the senior management of the combined company and the prior shareholders of Legacy AvePoint having a majority of the voting power of the combined entity. In connection with the Apex Business Combination, the outstanding shares of Legacy AvePoint's preferred stock were redeemed for cash and shares of AvePoint’s Common Stock and the outstanding shares of Legacy AvePoint's common stock were converted into AvePoint's Common Stock, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Operations and assets and liabilities of the Company prior to the Apex Business Combination in these financial statements are those of Legacy AvePoint. As a result, these financial statements represent the continuation of Legacy AvePoint and the historical shareholders’ deficiency. Common stock, preferred stock and loss per share of Legacy AvePoint prior to the Apex Business Combination have been retrospectively adjusted for the Apex Business Combination using an exchange ratio of 8.69144. Options to purchase common stock of Legacy AvePoint were converted into options to purchase common stock of AvePoint, Inc. using an exchange ratio of 8.6914. The options, as converted, continue to be governed by Legacy AvePoint's existing stock option plan. The accumulated deficit of Legacy AvePoint has been carried forward after the Apex Business Combination. All per share information in the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of mezzanine equity and stockholders' equity (deficiency) and the notes to condensed consolidated financial statements have been retroactively adjusted using an exchange ratio of 8.69144 per share.

I-Access Acquisition

On the I-Access Closing Date, EduTech consummated its acquisition of all of the ordinary shares of I-Access. As a result, I-Access became a wholly-owned subsidiary of EduTech. The acquisition was made pursuant to the Share Purchase Agreement, by and among EduTech and the former I-Access shareholders. The Company, through its subsidiary EduTech, completed the acquisition of I-Access to further expand its SaaS solutions for corporate learning and development. The fair value of the transaction considerations totaled approximately $7.1 million, consisting of: $1.5 million in cash, and contingent consideration measured at a fair value of $5.6 million on the I-Access Closing date. The above mentioned contingent consideration (the “I-Access Contingent Consideration”) consisted of:

(i) 2.96% of EduTech common shares (of those, 292,440 shares were issued on the I-Access Closing Date and 30,252 shares were held in escrow pending distribution pursuant to the Adjustment for Guaranteed Minimum Revenue (as defined below));

(ii) put option which allows sellers to cause EduTech to repurchase the shares of EduTech for approximately $5.9 million, upon 24 months from Acquisition Close Date or the occurrence of certain triggering events which are in the control of the Company; and

(iii) earnout in EduTech shares held in escrow at a fair value equal to revenue surplus above the agreed guaranteed minimum revenue amount, of up to approximately $0.7 million, or the return of EduTech shares at a fair value equal to the revenue shortfall below the agreed guaranteed minimum revenue amount, of up to approximately $0.7 million (together, the “Adjustment for Guaranteed Minimum Revenue”). In the event of a revenue shortfall, all shares held in escrow would have been returned to EduTech.

On April 15, 2022, the Company implemented a management changeover. As a result, pursuant to the terms of the Share Purchase Agreement, the Adjustment for Guaranteed Minimum Revenue was cancelled and the 292,440 EduTech shares issued as consideration on the I-Access Closing Date, the 30,252 EduTech shares held in escrow, the put option on EduTech shares and the earnout in EduTech shares were no longer contingent, and were reclassified to mezzanine equity and included in redeemable noncontrolling interest.

The acquisition-related costs totaled at $0.3 million and are recognized as an expense in the general and administrative item in the condensed consolidated statements of operations.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prior to being reclassified to mezzanine equity, the contingent consideration was liability classified and was measured at fair value on the I-Access Closing Date and remeasured on the date the Adjustment for Guaranteed Minimum Revenue was cancelled. The fair value of the contingent consideration was estimated using a combination of multiple valuation methods, including discounted cash flows method, guideline public company method, and Black-Scholes option-pricing model with the following weighted-average assumptions at February 18, 2022 and April 15, 2022:

	February 18,	April 15,
	2022	2022
Expected life (in years)	2.08	1.93
Expected volatility	50%	50%
Risk-free rate	1.23%	1.83%
Dividend	0%	0%

The contingent consideration fair value estimated on the I-Access Closing Date and the date the Adjustment for Guaranteed Minimum Revenue was cancelled was $5.6 million and $5.8 million, respectively. During the six months ended June 30, 2022, the change in the fair value of $0.2 million is included in the general and administrative on the condensed consolidated statements of operations. The financial results of I-Access have been included in our condensed consolidated financial statements since the date of the acquisition. The I-Access business is reported within our reportable segment. In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the I-Access acquisition as a result of book-to-tax differences primarily related to the technology and software intangibles, customer relationship, and order backlog.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

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

Intangible assets primarily relate to acquired technology and software, customer relationship and order backlog. The acquired definite-lived intangible assets are being amortized over an estimated useful life of: (i) 10 years for technology and software on a straight-line basis; (ii) 10 years for customer relationship on a straight-line basis; and (iii) 1 year for order backlog on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the relief from royalty method which is based on the premise that the only value that a purchaser of the assets receives is the exemption from paying a royalty for its use over its remaining useful life. Some of the significant assumptions inherent in the development of such asset valuations include revenues, royalty rate, contributory asset charges, discount rate, useful life, as well as other factors. The fair value of intangible assets as of June 30, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2021	$—
I-Access acquisition	4,862
Effect of foreign currency translation	(118)
Balance as of June 30, 2022	$4,744

The goodwill is assigned to the single reporting unit.

5. Other intangible assets, net

Amortization expense for intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. There was no amortization expense for intangible assets for the three and six months ended June 30, 2021.

As of June 30, 2022, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31:
(in thousands)
2022 (six months)	$620
2023	1,026
2024	912
2025	555
2026	331
Thereafter	1,712
Total intangible assets subject to amortization	$5,156

A summary of the balances of the Company's intangible assets as of  June 30, 2022 and  December 31, 2021 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average
			June 30,			December 31,	Life
			2022			2021
	(in thousands)						(in years)
Technology and software, net	$3,857	$(281)	$3,576	$—	$—	$—	7.9
Content, net	800	—	800	—	—	—	3.0
Customer relationship, net	630	(21)	609	—	—	—	10.0
Order backlog, net	257	(86)	171	—	—	—	1.0
Total	$5,544	$(388)	$5,156	$—	$—	$—	7.1

6. Concentration of Credit Risk

The Company deposits its cash with financial institutions and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of revenue for the six months ended June 30, 2022 and 2021, and no customer made up more than 10% of accounts receivable at  June 30, 2022 or  December 31, 2021.

7. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	June 30,	December 31,
	2022	2021
	(in thousands)
Trade receivables	$32,480	$38,819
Current unbilled receivables	20,281	17,086
Allowance for doubtful accounts	(1,320)	(838)
	$51,441	$55,067

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Line of Credit

On April 7, 2020, Legacy AvePoint entered into a loan and security agreement (the “Loan Agreement”) with HSBC Ventures Bank USA Inc. (“HSBC”).

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

On July 26, 2021, the Company effected a merger with AvePoint US, LLC, following the consummation of which the Company was the surviving entity (the “Rollup Merger”). In connection therewith, on July 23, 2021, the Company entered into that certain second assignment and assumption agreement (the “Second Assignment and Assumption Agreement”) by and among the Company, AvePoint US, LLC, and HSBC, pursuant to which the Company would assume AvePoint US, LLC’s obligations as borrower under the First Amended Loan Agreement as of the effective time of the Rollup Merger (the “Assumption”). The Company, the guarantors party to the Loan Agreement (the “Guarantors”), and HSBC also entered into that certain limited consent, dated as of July 23, 2021 (the “Limited Consent”), whereby HSBC consented to the Rollup Merger, the entry into the Second Assignment and Assumption Agreement, and the Assumption, and all other actions taken by or necessary or permissible to be taken by the Company, AvePoint US, LLC, or the Guarantors related thereto, whether occurring prior to, on, or after the effective time of the Rollup Merger.

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

To date, the Company is in compliance with all covenants under the Second Amended Loan Agreement. The Company has not at any time, including as of June 30, 2022 and for the fiscal year ended December 31, 2021, borrowed under the Second Amended Loan Agreement. The descriptions of the Loan Agreement, the First Amendment, the Second Amendment, the First Amended Loan Agreement, the Second Amended Loan Agreement, the First Assignment and Assumption Agreement, the Second Assignment and Assumption Agreement, the Limited Consent, the Pledge Agreement, and the Limited Guaranty, are qualified in their entirety by the full text of the forms of such agreements, copies of which are attached as exhibits to the Company's Annual Report.

9. Income Taxes

The Company had an effective tax rate of 5.6% and 0.7% for the three months ended June 30, 2022 and 2021, respectively, and 1.2% and 6.5% for the six months ended June 30, 2022 and 2021, respectively.

The change in effective tax rates for the three-month period ended June 30, 2022 as compared to the three-month period ended  June 30, 2021 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, impact of foreign inclusions, and stock-based compensation.

The change in effective tax rates for the six-month period ended  June 30, 2022 as compared to the six-month period ended  June 30, 2021 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, impact of foreign inclusions, and stock-based compensation.

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

Leases are classified as either operating or finance leases based on certain criteria. This classification determines the timing and presentation of expenses on the income statement, as well as the presentation of the related cash flows and balance sheet. Operating leases are recorded on the balance sheet beginning January 1, 2022 as operating lease right-of-use assets, accrued expenses and other liabilities, and long-term operating lease liabilities. The Company currently has no significant finance leases.

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

The components of the Company's operating lease expense are reflected in the condensed consolidated statements of income for the three and six months ended June 30, 2022 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
	(in thousands)
Lease liability cost	$1,498	$2,649
Short-term lease expenses (1)	535	1,349
Variable lease cost not included in the lease liability (2)	37	69
Total lease cost	$2,070	$4,067

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

During the three and six months ended June 30, 2022, ROU assets obtained in exchange for new operating lease liabilities amounted to $5.7 million and $6.7 million, respectively.

Other information related to operating leases for the three and six months ended June 30, 2022 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$1,152	$2,506

As of June 30, 2022, our operating leases had a weighted average remaining lease term of 4.7 years and a weighted average discount rate of 4.6%.

The maturity schedule of the operating lease liabilities as of June 30, 2022 is as follows:

Year Ending December 31:
(in thousands)
2022 (six months)	$2,808
2023	5,995
2024	4,076
2025	2,844
2026	2,133
Thereafter	3,249
Total future lease payments	$21,105
Less: Present value adjustment	(2,434)
Present value of future lease payments (1)	$18,671

(1) Includes the current portion of operating lease liabilities of $5.0 million, which is reflected in accrued expenses and other liabilities in the condensed consolidated balance sheets.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and six months ended  June 30, 2021, total rent expenses amounted to $1.5 million and $3.0 million, respectively.

The future minimum rental payments under ASC 840 for all long-term non-cancelable property leases at December 31, 2021 were as follows:

Year Ending December 31:
(in thousands)
2022	$5,680
2023	3,808
2024	2,428
2025	1,840
2026	1,438
Thereafter	2,960
$18,154

11. Commitments and Contingencies

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of June 30, 2022, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Guarantees

In the normal course of business, we are seldomly required to enter into service agreements that require contingency agreements with customers in highly regulated sectors. These agreements are secured by certificates of deposits. As of June 30, 2022, letters of credit have been issued in the amount of $1.4 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Earn-Out and Warrant Liabilities

Company Earn-Out Agreement

As a result of the Apex Business Combination, the holders of Legacy AvePoint Preferred Stock, Legacy AvePoint common stock and Legacy AvePoint Options shall be issued additional shares of AvePoint's Common Stock, as follows:

•

1,000,000 shares of AvePoint's Common Stock, in the aggregate, if at any time from and after the Apex Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $12.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $12.50 per share;

•

1,000,000 shares of AvePoint's Common Stock, in the aggregate, if at any time from and after the Apex Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $15.00 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $15.00 per share;

•

1,000,000 shares of AvePoint's Common Stock, in the aggregate, if at any time from and after the Apex Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $17.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $17.50 per share.

The rights described above are hereafter referred to as the “Company Earn-Out Shares”. To the extent that any portion of the Company Earn-Out Shares that would otherwise be issued to a holder of options that remain unvested at the date of the milestones described above, then in lieu of issuing the applicable Company Earn-Out Shares, the Company shall instead issue an award of restricted stock units of the Company for a number of shares of AvePoint's Common Stock equal to such portion of the Company Earn-Out Shares issuable with respect to the unvested options (the “Company Earn-Out RSUs”). In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718, Compensation-Stock Compensation (“ASC 718”). Refer to “Note 14 — Stock-Based Compensation” for more information regarding the Company Earn-Out RSUs.

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of June 30, 2022 and December 31, 2021 and was determined to be $4.8 million and $10.0 million, respectively, and included in the earn-out shares liabilities in the condensed consolidated balance sheets. As a result, during the three and six months ended June 30, 2022, approximately $2.6 million and $5.8 million, respectively, was recognized and included as gain on earn-out and warrant liabilities in the condensed consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

June 30,
2022
Term (in years)	6.01
Volatility	40.00%

Warrants to Acquire Common Stock

On July 1, 2021, as part of the Apex Business Combination, the Company effectively granted 405,000 private placement warrants with a 5-year term and strike price of $11.50 per share. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are held by only two parties and any transfer of the warrants to a party other than a current holder of the warrants would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the fair value of the public warrants described in “Note 13 — Mezzanine Equity and Stockholders’ Equity”. The fair value was remeasured as of June 30, 2022 and December 31, 2021 and was determined to be $0.3 million and $0.5 million, respectively. As a result, during the three and six months ended June 30, 2022, $0.1 million and $0.2 million, respectively, was recognized and included as gain on earn-out and warrant liabilities in the statements of operations.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Mezzanine Equity and Stockholders’ Equity

Prior to the Apex Business Combination, the Company had two classes of capital stock: common stock and preferred stock. Following the Apex Business Combination, the Company has one class of capital stock: Common Stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 181,330,816 and 181,821,767 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively. Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. The Company’s Board of Directors has not declared Common Stock dividends since inception.

On July 1, 2021, as part of the Apex Business Combination, all outstanding shares of Legacy AvePoint common stock was converted into Common Stock of AvePoint, Inc. using an exchange ratio of 8.69144 per share and options to purchase common stock of Legacy AvePoint were converted into options to purchase Common Stock of AvePoint, Inc. using an exchange ratio of 8.6914. All per share information has been retroactively adjusted for this exchange ratio.

Sponsor Earn-Out Shares

On July 1, 2021, as a result of the Apex Business Combination, the Company modified the terms of 2,916,700 shares of Common Stock (“Sponsor Earn-Out Shares”) then held by Apex’s sponsor, such that such shares will be subject to the following vesting provisions:

•

100% of the Sponsor Earn-Out Shares shall vest and be released if at any time through the seventh anniversary of the Apex Business Combination, AvePoint's stock price is greater than or equal to $15.00 (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30 trading day period; and

•

100% of the remaining Sponsor Earn-Out Shares that have not previously vested shall vest and be released if at any time through the seventh anniversary of the Apex Business Combination, the Company consummates a subsequent transaction.

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  June 30, 2022.

Public Warrants to Acquire Common Stock

On July 1, 2021, as part of the Apex Business Combination, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint's Common Stock and the warrants are exercisable from the date of issuance through the fifth anniversary of the Apex Business Combination. At  June 30, 2022, all 17,500,000 warrants remain outstanding.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its Common Stock. Under the Share Repurchase Program, the Company has the authority to buy up to a maximum of $150 million of Common Stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, Common Stock under the Share Purchase Program. The Share Repurchase Program may be suspended or discontinued at any time. During the six months ended June 30, 2022, the Company has purchased 1,901,662 shares at an average price of $5.27 under the Share Repurchase Program. Subsequent to June 30, 2022, the Company has purchased an additional 1,783,203 shares at an average price of $4.62 under the Share Repurchase Program.

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On February 18, 2022, EduTech consummated the acquisition of 100% of the equity in I-Access for an aggregate purchase price of approximately $7.1 million. The negotiated transaction consideration includes EduTech issuing shares and rights for shares which both also subject to a guaranteed minimum revenue provision (the “GMR”), and granting the former I-Access shareholders a put option which allows sellers to cause EduTech to repurchase the shares of EduTech for approximately $5.9 million, upon 24 months from Acquisition Close Date or the occurrence of certain triggering events which are in the control of the Company. Under the GMR the former I-Access shareholders may have earned additional shares or return shares base on a revenue surplus and shortfall outcome.

On April 15, 2022, the Company implemented a management changeover. As a result, pursuant to the terms of the Share Purchase Agreement, the GMR was cancelled and the 292,440 EduTech shares issued as consideration on the I-Access Closing Date, the 30,252 EduTech shares held in escrow, and the put option on EduTech shares were no longer contingent, reclassified to mezzanine equity and included in redeemable noncontrolling interest. At the date the GMR was cancelled and as of  June 30, 2022, AvePoint owned a 73.82% interest in EduTech, AEPL owned a 23.20% interest in EduTech and the former I-Access shareholders owned a 2.96% interest in EduTech.

At each reporting period, the Company increases the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable. These adjustments are recorded as net income attributable to redeemable noncontrolling interest.

The roll forward of the balance of the redeemable noncontrolling interest is as follows:

Redeemable
noncontrolling
interest
(in thousands)
Balance as of December 31, 2021	$5,210
Issuance of redeemable noncontrolling interest in EduTech	5,794
Net income (loss) attributable to redeemable noncontrolling interest	71
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(75)
Adjustment to present redemption value as of June 30, 2022	1,173
Balance as of June 30, 2022	$12,173

14. Stock-Based Compensation

The Company maintained the 2006 Equity Incentive Plan, an equity incentive plan established in 2006 (the “2006 Plan”). Under the 2006 Plan, the Company granted incentive stock options, non-qualified stock options and restricted stock to eligible recipients which included employees, directors and consultants. On January 1, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the 2006 Plan following the adoption of the 2016 plan. All ungranted equity reserved for issuance and not subject to outstanding awards under the 2006 Plan were assumed by the 2016 Plan and no additional equity was to be granted under the 2006 Plan. On May 27, 2021, the Company’s board of directors approved the 2021 Equity Incentive Plan (the “2021 Plan”), which was later approved by the Company’s shareholders on June 30, 2021. As of the adoption of the 2021 Plan, all equity awards are granted under the 2021 Plan and no equity is granted under the 2016 Plan. As of June 30, 2022, 20,845,063 shares remained for future issuance under the 2021 Plan. All outstanding stock awards granted under the 2006 Plan and 2016 Plan will remain subject to the terms and conditions of the 2006 Plan and 2016 Plan, respectively, and the provisions of any award agreements made thereunder. To date, the Company has issued only stock options, restricted stock and restricted stock units to employees, directors and consultants.

The Company records stock-based compensation in cost of revenue, sales and marketing, general and administrative and research and development. Stock-based compensation was included in the following line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$703	$272	$1,281	$362
Sales and marketing	3,396	9,791	5,858	10,902
General and administrative	5,281	4,364	9,765	6,355
Research and development	1,024	83	1,774	180
Total stock-based compensation	$10,404	$14,510	$18,678	$17,799

Stock Options

The compensation costs for stock option awards are accounted for in accordance with ASC 718. Stock options vest over a four-year period and expire on the tenth anniversary of the date of award. Certain of the Company’s stock option awards (the “Officer Awards”) included a provision that required the Company to redeem the vested portion of options at fair value in cash upon a separation of service initiated by the Company or upon death or disability of the holder. The Company determined that the redemption feature required the Officer Awards to be classified in mezzanine equity prior to the Apex Business Combination. For share-based payment arrangements with employees, the amount presented in mezzanine equity at each balance sheet date was based on the redemption provisions of the instrument and adjusted for the proportion of consideration received in the form of employee services. The shares underlying the Officer Awards were puttable to the Company upon certain conditions, such as death or disability of the Officer Awards recipients, which the Company determined was not probable; therefore, the Company reclassified the grant-date intrinsic value to mezzanine equity as the awards vested. The Officer Awards were cancelled in 2021, concurrent with the Apex Business Combination. In exchange for the cancellation of the Officer Awards, the Company agreed to deliver within a year to the holders of the Officer Awards a fixed amount of shares equal to the amount of shares the holders would have received if the Officer Awards were exercised on the date of the Apex Business Combination in a net share settlement scenario. As a result, in July 2022 in exchange for the cancelled Officer Awards the Company issued 3,592,504 shares.

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

As of June 30, 2022 and December 31, 2021, there was $34.2 million and $42.7 million, respectively, in unrecognized compensation costs related to all non-vested awards.

At June 30, 2022, AvePoint had 29,977,130 options outstanding and 16,347,485 options exercisable with intrinsic values of $40.8 million and $35.5 million, respectively. During the three and six months ended June 30, 2022, 442,469 and 1,156,279 options, respectively, were exercised, with a total intrinsic value of $2.0 and $4.7 million, respectively.

Restricted Stock Units

In addition to Stock Options granted under the 2006 Plan, 2016 Plan and 2021 Plan, 4,716,194 Restricted Stock Units ("RSUs") were granted under the 2021 Plan during the six months ended June 30, 2022 with a weighted-average grant date fair-value of $5.80 per RSU. The compensation costs for stock option awards are accounted for in accordance with ASC 718, Compensation-Stock Compensation. RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. The RSUs are measured at the fair market value of the underlying stock at the grant date. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $5.7 million and $9.4 million, respectively, related to the RSUs granted under the 2021 Plan. As of June 30, 2022, there was $61.2 million in unrecognized compensation costs specific to the non-vested RSUs under the 2021 Plan.

Company Earn-Out RSUs

The compensation costs for Company Earn-Out RSUs are accounted for in accordance with ASC 718. In order to capture the market conditions associated with the Company Earn-Out RSUs, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out RSUs’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the grant-date fair value of the Company Earn-Out RSUs on July 1, 2021 was determined to be $2.5 million. The stock options underlying the Earn-Out RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. If the contingent milestones of the Earn-Out RSUs are not met by the seventh anniversary of the Apex Business Combination, the holders of the underlying stock options will not receive the Earn-Out RSUs. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to these Earn-Out RSUs.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (“ASC 820”) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

	June 30, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
U.S. treasury bills	$—	$19,992	$—	$19,992
Certificate of deposits	—	1,726	—	1,726
Short term investments:
U.S. treasury bills	—	179,933	—	179,933
Certificate of deposits	—	1,612	—	1,612
Total	$—	$203,263	$—	$203,263
Liabilities:
Earn-out shares liabilities:
Earn-out shares (1)	$—	$—	$4,770	$4,770
Other non-current liabilities:
Warrant liabilities (1)	—	279	—	279
Total	$—	$279	$4,770	$5,049

(1) As a result of the Apex Business Combination on July 1, 2021, the Company recorded Company Earn-Out Shares and private placement warrants as liabilities and measured at fair value each reporting period. The Company measured the Company Earn-Out Shares at fair value determined at Level 3. The Company measured the private placement warrants at fair value determined at Level 2. Refer to “Note 12 — Earn-Out and Warrant Liabilities” for further details.

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

(1) As a result of the Apex Business Combination on July 1, 2021, the Company recorded Company Earn-Out Shares and private placement warrants as liabilities and measured at fair value each reporting period. The Company measured the Company Earn-Out Shares at fair value determined at Level 3. The Company measured the private placement warrants at fair value determined at Level 2. Refer to “Note 12 — Earn-Out and Warrant Liabilities” for further details.

16. Segment information

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

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. No customers represented greater than 10% of revenue for the three and six months ended June 30, 2022 and 2021. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
United States	$24,523	$20,556	$46,232	$38,189
EMEA	17,570	13,753	32,912	24,944
APAC	13,608	11,035	26,848	21,011
Total revenue	$55,701	$45,344	$105,992	$84,144

The following table sets forth revenue generated from customers by country, based outside of the United States, and represent more than 10% of the total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Germany	$7,947	$5,553	$13,918	$10,279
Japan	4,465	4,932	10,360	9,687
Other	18,766	14,303	35,482	25,989

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. Loss Per Share

Basic loss per share available to AvePoint common shareholders (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In computing diluted EPS, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of Common Stock resulting from outstanding share based payment awards, warrants, earn-outs and the conversion of convertible preferred shares. AvePoint applies the two-class method in calculating loss per share. AvePoint’s Sponsor Earn-Out Shares described in “Note 13 — Mezzanine Equity and Stockholders’ Equity” are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below. As losses were incurred during all periods presented, no earnings per share exists for the Sponsor Earn-Out Shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Loss per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net loss	$(9,202)	$(11,057)	$(20,255)	$(15,999)
Net income attributable to redeemable noncontrolling interest	(627)	(499)	(1,244)	(896)
Net loss attributable to AvePoint, Inc.	$(9,829)	$(11,556)	$(21,499)	$(16,895)
Deemed dividends on preferred stock	—	(24,742)	—	(33,536)
Total net loss available to common shareholders	$(9,829)	$(36,298)	$(21,499)	$(50,431)
Denominator:
Weighted average common shares outstanding	182,491	101,968	182,661	101,368
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	182,491	101,968	182,661	101,368

Basic and diluted loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.05)	$(0.36)	$(0.12)	$(0.50)

To arrive at net loss available to common shareholders, the Company deducted net income attributable to the redeemable noncontrolling interest in EduTech and deemed dividends, which related to the redemption, extinguishment, and remeasurement of preferred stock.

For the six months ended June 30, 2022 and 2021, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	June 30,
	2022	2021
	(in thousands)
Convertible preferred stock	—	42,001
Stock options	29,977	30,634
Restricted stock units	9,321	—
Warrants	17,905	—
Company Earn-Outs	3,000	—
Total potentially dilutive securities	60,203	72,635

18. Related Party Transactions

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

19. Subsequent Events

No material subsequent events occurred since the date of the most recent balance sheet period reported, other than the events disclosed in “Note 13 — Mezzanine Equity and Stockholders’ Equity” and “Note 14 — Stock-Based Compensation”.

Part I
Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, as well as descriptions of the risks and uncertainties that could cause actual results and events to differ materially, may appear throughout this Quarterly Report, including in this section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report)(“MD&A”), and the sections titled “Special Note Regarding Forward-Looking Statements,” “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report), and “Risk Factors” (Part II, Item 1A of this Quarterly Report).

The following MD&A summarizes (and is intended to help the reader understand) the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) and our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

Second Quarter 2022 Business Highlights

 ~~▪~~ 	Total ARR increased 28% to $178.2 million in the Second Quarter 2022 as compared to the Second Quarter 2021;
 ~~▪~~ 	Through June 30, 2022, we have repurchased approximately 1.9 million shares at an aggregate price of approximately $10 million;
 ~~▪~~ 	Was included in the Russell 3000, Russell 2000 and Russell Microcap Indexes; and
 ~~▪~~ 	Was named as a finalist for multiple Microsoft Partner of the Year Awards, out of more than 3,900 nominations.

Overview

We strive to be the catalyst of business transformation by empowering organizations with to secure digital collaboration data, sustain connections between people, and ensure business resiliency. We help transform data and collaboration so users can be more productive with the latest cloud services, and drive efficiency in delivery and management of those services for infrastructure and operations leaders. Our strategy is focused on supporting cloud and hybrid cloud customers and partners as they transition to and mature their cloud deployments. We do this through our Confidence Platform, a SaaS platform that assists organizations who use Microsoft 365 (“M365”), Google, Salesforce and more than a half dozen additional cloud collaboration platforms. The Confidence Platform (built on AvePoint Online Services) supports the collaboration of more than 9 million users across 7 continents with a scalable, secure, and intelligent architecture.

Part I
Item 2

Our Mission Statement

Our mission at AvePoint is to help organizations collaborate with confidence in the modern workplace. Our goal is to be the catalyst of business transformation by empowering organizations to secure digital collaboration data, sustain connections between people, and ensure business continuity. We help transform data and enable collaboration so users can be more productive with the latest cloud services, and drive efficiency in delivery and management of those services for infrastructure and operations leaders.

We do this through our Confidence Platform, a SaaS platform that assists organizations who use M365, Google, Salesforce and more than a half dozen additional cloud collaboration platforms. The Confidence Platform supports the collaboration of 9 million users across 7 continents with a scalable, secure, and intelligent architecture. This scalable architecture manages more than 175 PB of content, and is deployed across 14 global data centers, with a 99.9% uptime. Our privacy and security policies are backed by industry certifications including ISO, SOC2 Type II, and FedRAMP moderate authorization. The intelligence engine driving the Confidence Platform ensures continuing value for customers by using AI to maximize relevant data, providing insights, automating operations, and enabling our Control, Fidelity, and Resilience software suites to optimize organizational efficiency, efficacy, and agility.

Part I
Item 2

Our Control Suite enable IT to deliver collaboration services at scale, with automation and repeatable business templates. As a result, organizations can maximize their digital transformation investments by empowering business users with control over licenses, workspaces, and data owned by their departments. Our Fidelity Suite preserves data integrity as organizations undergo digital transformation projects to streamline the way they work from one collaboration system to the next. The Resilience Suite helps organizations comply with data governance regulations, preserve business records for compliance, and ensure business continuity.

Building on the Confidence Platform, we continue to pursue additional industry and role-based applications tailored to the modern workplace which focus on people, process, and productivity, including an application that supports secure collaboration for companies undergoing merger and acquisition activities. We enable our Control, Fidelity, and Resilience Suites to target highly sensitive data-room projects, enabling companies to work with third parties throughout the transitions in their business. The framework established by the Confidence Platform empowers project owners with additional self-service controls, insights, and automation, while preserving compliance records.

With our solutions, organizations have the tools to enable rapid and sustainable adoption of critical applications essential to supporting the modern workplace, supporting employee flexibility and improving productivity, like Microsoft Teams. Systems like M365 can now pass security audits and give teams the control they need to have confidence in their cloud investment. Security teams no longer block progress and pursuit of “work from anywhere” initiatives. With our solutions, they can have confidence in their ability to monitor, manage and govern the rapid adoption of new cloud services. Finally, organizations can use solutions to save time and money, and can decommission home-grown or point solutions that fail to provide key insights and flexible automation that drive business outcomes. The flexibility, automation, and insights of our solutions enable infrastructure an operations leaders to meet business needs and deliver value.

Our Values

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

Part I
Item 2

Key Business Metrics

Our management reviews the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, make strategic decisions, and to make informed decisions regarding the allocation of our resources. We disclose key business metrics within the MD&A and elsewhere in this Quarterly Report to enable investors to evaluate progress. Our key business metrics are fundamentally interconnected and indicative of how customers use our products and services. However, increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue.

The chart below illustrates certain of our key business metrics, as of the end of or for the periods presented. Our key business metrics are further discussed in the section titled “Notes to Condensed Consolidated Financial Statements” (Part I, Item 1 of this Quarterly Report).

	June 30,
	2022	2021
Total ARR ($ in mil)	$178.2	$139.0
Core TTM dollar-based net retention rate	106%	111%

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

MRR is attributable to our Channel business, and MRR-contributing customers are classified as customers with a contract duration of 3 months or less. As of June 30, 2022 and June 30, 2021, our Channel business was transacting the equivalent of $11.7 million and $6.9 million in ARR, respectively, calculated as June’s MRR multiplied by twelve months. Customer contracts used in calculating MRR may or may not be extended or renewed by our customers. Growth in ARR is driven by both new business and the retention of existing business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Total revenue	$55,701	$45,344	$105,992	$84,144
Total cost of revenue(1)	15,427	11,720	30,057	22,498
Gross profit	40,274	33,624	75,935	61,646
Operating expenses:
Sales and marketing(1)	27,174	29,001	54,228	48,302
General and administrative(1)	16,322	11,664	31,864	21,956
Research and development(1)	7,892	3,883	14,294	7,985
Depreciation and amortization	629	279	1,140	537
Total operating expenses	52,017	44,827	101,526	78,780
Loss from operations	(11,743)	(11,203)	(25,591)	(17,134)
Other income, net	1,995	73	5,099	23
Loss before income taxes	(9,748)	(11,130)	(20,492)	(17,111)
Income tax benefit	(546)	(73)	(237)	(1,112)
Net loss	$(9,202)	$(11,057)	$(20,255)	$(15,999)

(1)	Stock-based compensation for the periods was included in the following line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$703	$272	$1,281	$362
Sales and marketing	3,396	9,791	5,858	10,902
General and administrative	5,281	4,364	9,765	6,355
Research and development	1,024	83	1,774	180
Total stock-based compensation	$10,404	$14,510	$18,678	$17,799

Comparison of Three Months Ended June 30, 2022 and June 30, 2021

Revenue

The components of AvePoint’s revenue during the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$27,619	$20,586	$7,033	34.2%
Term license and support	14,011	11,088	2,923	26.4%
Services	9,848	7,302	2,546	34.9%
Maintenance	4,067	5,458	(1,391)	(25.5)%
Perpetual license	156	910	(754)	(82.9)%
Total revenue	$55,701	$45,344	$10,357	22.8%

Revenue increased approximately $10.4 million, or 22.8%, from $45.3 million for the three months ended June 30, 2021 to $55.7 million for the three months ended June 30, 2022, primarily as a result of an increase in SaaS, term license and support and services revenue. Revenue from AvePoint’s SaaS offerings increased approximately $7.0 million, or 34.2%, from $20.6 million for the three months ended June 30, 2021 to $27.6 million for the three months ended June 30, 2022. Revenue from AvePoint's term license and support offerings increased approximately $2.9 million, or 26.4%, from $11.1 million for the three months ended June 30, 2021 to $14.0 million for the three months ended June 30, 2022. Revenue from AvePoint's services offerings increased approximately $2.5 million, or 34.9%, from $7.3 million for the three months ended June 30, 2021 to $9.8 million for the three months ended June 30, 2022.

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

Part I
Item 2

The increases attributable to SaaS, term license and support and services revenue were offset by a decrease in maintenance revenue, which decreased $1.4 million, or 25.5%, from $5.5 million for the three months ended June 30, 2021 to $4.1 million for the three months ended June 30, 2022.

Term license and perpetual license revenue for the three months ended June 30, 2022 and 2021 includes $9.9 million and $8.7 million of revenue recognized at a point of time, respectively.

Revenue by geographic region for the three months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
United States	$24,523	$20,556	$3,967	19.3%
EMEA	17,570	13,753	3,817	27.8%
APAC	13,608	11,035	2,573	23.3%
Total	$55,701	$45,344	$10,357	22.8%

From the three months ended June 30, 2021 to the three months ended June 30, 2022, United States experienced a $4.0 million increase in revenue driven by a $4.5 million increase in SaaS and term license and support, partially offset by a combined $0.5 million decrease in services, maintenance and perpetual license revenue. EMEA experienced a $3.8 million increase in revenue driven by a $3.3 million increase in SaaS and term license and support revenue and a $1.4 million increase in service revenue. This growth was, partially offset by a $0.3 million decrease in maintenance revenue and a $0.6 million decrease in perpetual license revenue. APAC experienced a $2.6 million increase in revenue driven by a $2.1 million increase in SaaS and term license and support revenue and a $1.3 million increase in services revenue, partially offset by a combined $0.8 million decrease in maintenance and perpetual license revenue. The overall decrease in maintenance and perpetual license revenue in each geography is due to AvePoint’s continued shift towards SaaS and term license and support offerings. Services revenue is expected to fluctuate as the offerings are not inherently recurring in nature.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$6,120	$4,564	$1,556	34.1%
Term license and support	482	230	252	109.6%
Services	8,550	6,508	2,042	31.4%
Maintenance	275	418	(143)	(34.2)%
Total cost of revenue	$15,427	$11,720	$3,707	31.6%
Gross profit	40,274	33,624	6,650	19.8%
Gross margin	72.3%	74.2%	—	—

GAAP cost of revenue	$15,427	$11,720	$3,707	31.6%
Stock-based compensation expense	(703)	(272)	(431)	158.5%
Non-GAAP cost of revenue	$14,724	$11,448	$3,276	28.6%
Non-GAAP gross profit	40,977	33,896	7,081	20.9%
Non-GAAP gross margin	73.6%	74.8%	—	—

Cost of revenue increased $3.7 million, or 31.6%, from $11.7 million for the three months ended June 30, 2021 to $15.4 million for the three months ended June 30, 2022. Stock-based compensation contributed $0.4 million of the increase. The remaining $3.3 million include a $2.0 million increase from higher aggregate hosting costs resulting from increased SaaS revenue, and $0.7 million related to increasing professional services costs related to subcontractors and $0.4 million in personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$27,174	$29,001	$(1,827)	(6.3)%
Percentage of revenue	48.8%	64.0%	—	—

GAAP sales and marketing	$27,174	$29,001	$(1,827)	(6.3)%
Stock-based compensation expense	(3,396)	(9,791)	6,395	(65.3)%
Non-GAAP sales and marketing	$23,778	$19,210	$4,568	23.8%
Non-GAAP percentage of revenue	42.7%	42.4%	—	—

Sales and marketing expenses decreased approximately $1.8 million, or 6.3%, from $29.0 million for the three months ended June 30, 2021 to $27.2 million for the three months ended June 30, 2022. Stock-based compensation was the primary reason for the decrease in the overall sales and marketing expenses, decreasing by approximately $6.4 million year over year. The decrease in stock-based compensation was due to unfavorable mark-to-market adjustments on liability classified awards in the second quarter of 2021 as a result of a higher value in awards as well as ongoing stock-based compensation expense. The decrease in stock-based compensation was partially offset by a $4.6 million increase consisting of higher personnel, marketing and travel costs. The $2.2 million increase in personnel costs, was primarily the result of higher headcount as the Company continues to expand as well as increasing labor costs. The $1.8 million increase in marketing costs, was driven by branding and media exposure, as well as external marketing events. As business returned to a more normalized pre-pandemic state, travel has increased, resulting in a $0.4 million increase year over year.

General and Administrative

General and administrative expenses during the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$16,322	$11,664	$4,658	39.9%
Percentage of revenue	29.3%	25.7%	—	—

GAAP general and administrative	$16,322	$11,664	$4,658	39.9%
Stock-based compensation expense	(5,281)	(4,364)	(917)	21.0%
Non-GAAP general and administrative	$11,041	$7,300	$3,741	51.2%
Non-GAAP percentage of revenue	19.8%	16.1%	—	—

General and administrative expenses increased $4.7 million, or 39.9%, from $11.7 million for the three months ended June 30, 2021 to approximately $16.3 million for the three months ended June 30, 2022. Stock-based compensation made up $0.9 million of the total year over year increase. Of the remaining $3.8 million increase, $1.7 million was attributable to personnel costs, excluding benefits. The balance was primarily driven by insurance, professional services and travel. The increase in personnel costs was the result of higher headcount required as the Company continues to expand and due to additional need for finance and administrative personnel as the Company transitioned to a publicly traded company. The increase in insurance costs, which made up approximately $0.8 million of the increase, was the result of additional insurance coverage necessary for operating as a publicly traded company. The increase in professional service costs, which made up approximately $0.4 million of the increase, was driven by increased consumption of compliance, legal, consulting and insurance services due to the public listing of the Company's securities as well as the I-Access acquisition. Travel, approximately $0.2 million of the increase, is a result of business returning to a more normalized pre-pandemic state.  The remaining difference was driven by various general and administrative costs as the Company continues to expand its operations.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$7,892	$3,883	$4,009	103.2%
Percentage of revenue	14.2%	8.6%	—	—

GAAP research and development	$7,892	$3,883	$4,009	103.2%
Stock-based compensation expense	(1,024)	(83)	(941)	1,133.7%
Non-GAAP research and development	$6,868	$3,800	$3,068	80.7%
Non-GAAP percentage of revenue	12.3%	8.4%	—	—

Research and development expenses increased $4.0 million, or 103.2%, from $3.9 million for the three months ended June 30, 2021 to $7.9 million for the three months ended June 30, 2022. Stock-based compensation, contributed $0.9 million of the increase. Of the remaining $3.1 million increase, $2.6 million resulted from higher compensation costs for research and development personnel as the Company seeks to expand development of new offerings and improvements to existing offerings. The Company grew its R&D headcount 54% year over year.

Income Tax Provision

Income tax benefit during the three months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Income tax benefit	$(546)	$(73)	$(473)	647.9%

AvePoint's income tax benefit for the three months ended June 30, 2022 was $0.5 million, as compared to a tax benefit of $0.1 million for the three months ended June 30, 2021. The effective tax rate was 5.6% for the three months ended June 30, 2022 compared to 0.7% for the three months ended June 30, 2021. The change in effective tax rates for the three-month period ended June 30, 2022 as compared to the three-month period ended June 30, 2021 was primarily due to the mix of pre-tax loss results by jurisdictions taxed at different rates, impact of foreign inclusions, and stock-based compensation.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up valuation allowance, which may result in income tax expense in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss. As of June 30, 2022, the Company has determined on a more likely than not basis that sufficient taxable income will exist in the future to realize its US deferred tax assets.  However, it is possible that if the Company incurs significant losses and reduces its projected taxable income a substantial valuation allowance to reduce its US deferred tax assets may be required which would materially increase tax provision in the period the allowance is recognized.

Comparison of Six Months Ended June 30, 2022 and June 30, 2021

Revenue

The components of AvePoint’s revenue during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$54,172	$38,845	$15,327	39.5%
Term license and support	24,213	19,815	4,398	22.2%
Services	18,773	13,218	5,555	42.0%
Maintenance	8,508	10,867	(2,359)	(21.7)%
Perpetual license	326	1,399	(1,073)	(76.7)%
Total revenue	$105,992	$84,144	$21,848	26.0%

Revenue increased approximately $21.8 million, or 26.0%, from $84.1 million for the six months ended June 30, 2021 to approximately $106.0 million for the six months ended June 30, 2022, primarily as a result of an increase in SaaS, term license and support and services revenue. Revenue from AvePoint’s SaaS offerings increased approximately $15.3 million, or 39.5%, from $38.8 million for the six months ended June 30, 2021 to $54.2 million for the six months ended June 30, 2022. Revenue from AvePoint's services offerings increased $5.6 million, or 42.0%, from $13.2 million for the six months ended June 30, 2021 to $18.8 million for the six months ended June 30, 2022. Revenue from AvePoint’s term license and support offerings increased $4.4 million, or 22.2% from $19.8 million for the six months ended June 30, 2021 to $24.2 million for the six months ended June 30, 2022.

Part I
Item 2

Services revenue is derived from services offerings, which can be offered for software implementation, training, migration, customized solutions and managed services. These offerings are not inherently recurring in nature and as such are subject to more period-to-period volatility than other elements of AvePoint’s business. AvePoint’s revenue from perpetual license and maintenance offerings is expected to trend downward period over period. This is driven from multiple strategic decisions to shift away from the sale of perpetual licenses and towards SaaS and term licenses. Without material perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing customers have and will continue to transition to SaaS and term licenses, which will decline maintenance revenue.

The increases attributable to SaaS, term license and support and services revenue were partially offset by a decrease in maintenance revenue, which decreased $2.4 million, or 21.7% from $10.9 million for the six months ended June 30, 2021 to $8.5 million for the six months ended June 30, 2022.

Term license and perpetual license revenue for the six months ended June 30, 2022 and 2021 includes $16.1 million and $14.9 million of revenue recognized at a point of time, respectively.

Revenue by geographic region for the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
United States	$46,232	$38,189	$8,043	21.1%
EMEA	32,912	24,944	7,968	31.9%
APAC	26,848	21,011	5,837	27.8%
Total	$105,992	$84,144	$21,848	26.0%

From the six months ended June 30, 2021 to the six months ended June 30, 2022, United States experienced a $8.0 million increase in revenue driven by a $8.8 million increase in SaaS and term license and support, partially offset by a combined $0.8 million decrease in services, maintenance and perpetual license revenue. EMEA experienced a $8.0 million increase in revenue driven by a $6.7 million increase in SaaS and term license and support revenue and a $2.6 million increase in service revenue. This growth was, partially offset by a $0.6 million decrease in maintenance revenue and a $0.7 million decrease in perpetual license revenue. APAC experienced a $5.8 million increase in revenue driven by a $4.2 million increase in SaaS and term license and support revenue and a $3.1 million increase in services revenue, partially offset by a $1.5 million decrease in maintenance and perpetual license revenues. The overall decrease in maintenance and perpetual license revenue in each geography is due to AvePoint’s continued shift towards SaaS and term license and support offerings. Services revenue is expected to fluctuate as the offerings are not inherently recurring in nature.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$11,640	$9,004	$2,636	29.3%
Term license and support	1,058	503	555	110.3%
Services	16,809	12,093	4,716	39.0%
Maintenance	550	898	(348)	(38.8)%
Total cost of revenue	$30,057	$22,498	$7,559	33.6%
Gross profit	75,935	61,646	14,289	23.2%
Gross margin	71.6%	73.3%	—	—

GAAP cost of revenue	$30,057	$22,498	$7,559	33.6%
Stock-based compensation expense	(1,281)	(362)	(919)	253.9%
Non-GAAP cost of revenue	$28,776	$22,136	$6,640	30.0%
Non-GAAP gross profit	77,216	62,008	15,208	24.5%
Non-GAAP gross margin	72.9%	73.7%	—	—

Cost of revenue increased $7.6 million, or 33.6%, from $22.5 million for the six months ended June 30, 2021 to $30.1 million for the six months ended June 30, 2022. Stock-based compensation contributed $0.9 million of the increase. The remaining $6.7 million includes a $3.4 million increase from higher aggregate hosting costs resulting from increased SaaS revenue, $1.5 million resulting from contracted hires, and $1.1 million related to increasing people costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$54,228	$48,302	$5,926	12.3%
Percentage of revenue	51.2%	57.4%	—	—

GAAP sales and marketing	$54,228	$48,302	$5,926	12.3%
Stock-based compensation expense	(5,858)	(10,902)	5,044	(46.3)%
Non-GAAP sales and marketing	$48,370	$37,400	$10,970	29.3%
Non-GAAP percentage of revenue	45.6%	44.4%	—	—

Sales and marketing expenses increased approximately $5.9 million, or 12.3%, from $48.3 million for the six months ended June 30, 2021 to $54.2 million for the six months ended June 30, 2022. The $5.0 million decline in stock-based compensation partially offset the overall increase in sales and marketing expense.  The remaining $11.0 million increase consisted of higher personnel and marketing costs. The increase in personnel costs, which made up approximately 49% of the increase, was driven by higher headcount and personnel costs as the Company continues to expand. The increase in marketing costs, which made up 37% of the increase, was driven by media exposure, branding and events.

General and Administrative

General and administrative expenses during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$31,864	$21,956	$9,908	45.1%
Percentage of revenue	30.1%	26.1%	—	—

GAAP general and administrative	$31,864	$21,956	$9,908	45.1%
Stock-based compensation expense	(9,765)	(6,355)	(3,410)	53.7%
Non-GAAP general and administrative	$22,099	$15,601	$6,498	41.7%
Non-GAAP percentage of revenue	20.8%	18.5%	—	—

General and administrative expenses increased $9.9 million, or 45.1%, from $22.0 million for the six months ended June 30, 2021 to approximately $31.9 million for the six months ended June 30, 2022. Stock-based compensation was the primary reason for change, contributing $3.4 million of the increase. The increase was due to recognition of compensation expense for AvePoint's stock-based awards. The remaining $6.5 million increase consisted of increases in personnel, insurance, professional services and expenses related to the I-Access acquisition. The increase in personnel costs, which made up approximately $2.6 million of the increase, was the result of higher headcount required as the Company continues to expand and due to additional need for finance and administrative personnel as the Company transitioned to a publicly traded company. The increase in insurance costs, which made up approximately $1.5 million of the increase, was driven by additional insurance coverage necessary for operating as a publicly traded company. The increase in professional service costs, which made up approximately $1.1 million of the increase, was driven by increased consumption of compliance, legal, consulting and insurance services due to the public listing of the Company's securities as well as the I-Access acquisition. The remaining difference was driven by various general and administrative costs as the Company continues to expand its operations.

Part I
Item 2

Research and Development

Research and development expenses during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$14,294	$7,985	$6,309	79.0%
Percentage of revenue	13.5%	9.5%	—	—

GAAP research and development	$14,294	$7,985	$6,309	79.0%
Stock-based compensation expense	(1,774)	(180)	(1,594)	885.6%
Non-GAAP research and development	$12,520	$7,805	$4,715	60.4%
Non-GAAP percentage of revenue	11.8%	9.3%	—	—

Research and development expenses increased approximately $6.3 million, or 79.0%, from $8.0 million for the six months ended June 30, 2021 to $14.3 million for the six months ended June 30, 2022. Stock-based compensation contributed $1.6 million of the increase. The remaining $4.7 million increase resulted from higher compensation costs for research and development personnel as the Company seeks to expand development of new offerings and improvements to existing offerings.

Income Tax Provision

Income tax benefit during the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Income tax benefit	$(237)	$(1,112)	$875	(78.7)%

AvePoint's income tax benefit for the six months ended June 30, 2022 was $0.2 million, as compared to a tax benefit of $1.1 million for the six months ended June 30, 2021. The effective tax rate was 1.2% for the six months ended June 30, 2022 compared to 6.5% for the six months ended June 30, 2021. The change in effective tax rates for the six-month period ended June 30, 2022 as compared to the six-month period ended June 30, 2021 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, impact of foreign inclusions, and stock-based compensation.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up valuation allowance which may result in income tax expense in the Company’s condensed consolidated statements of operations and condensed statements of comprehensive loss. As of June 30, 2022, the Company has determined on a more likely than not basis that sufficient taxable income will exist in the future to realize its US deferred tax assets.  However, it is possible that if the Company incurs significant losses and reduces its projected taxable income a substantial valuation allowance to reduce its US deferred tax assets may be required which would materially increase tax provision in the period the allowance is recognized.

Certain Non-GAAP Financial Measures

We believe that, in addition to our financial results determined in accordance with GAAP, non-GAAP operating income (loss) and non-GAAP operating margin are useful in evaluating our business, results of operations, and financial condition.

Non-GAAP operating income (loss) and non-GAAP operating margin should not be considered as an alternative to operating income, operating margin or any other performance measures derived in accordance with GAAP as measures of performance. Non-GAAP operating income (loss) and non-GAAP operating margin should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Non-GAAP operating (loss) income	$(1,339)	$3,307	$(6,913)	$665
Non-GAAP operating margin	(2.4)%	7.3%	(6.5)%	0.8%

Part I
Item 2

Non-GAAP Operating Income (loss) and Non-GAAP Operating Margin

Non-GAAP operating income (loss) and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income (loss) as GAAP operating loss plus stock-based compensation. We define non-GAAP operating margin as non-GAAP operating income (loss) divided by revenue. We believe non-GAAP operating income (loss) and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation which has had historical volatility from period to period due to marked-to-market securities.  The elimination of the effect of variability of stock-based compensation expense, which is a non-cash expense, provides a better representation as to the overall operating performance of the Company.  We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resource, (d) to measure operational profitability and the accuracy of forecasting, (e) to assess financial discipline over operational expenditures.

GAAP operating margin for the six months ended June 30, 2022 and 2021 was (24.1)% and (20.4)%, respectively. The reduction in non-GAAP operating margin was primarily attributable to the significant investment in the business as well as increased expenses related to becoming a publicly traded company. The following table presents a reconciliation of non-GAAP operating income (loss) from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Loss from operations	$(11,743)	$(11,203)	$(25,591)	$(17,134)
Add:
Stock-based compensation	10,404	14,510	18,678	17,799
Non-GAAP operating (loss) income	$(1,339)	$3,307	$(6,913)	$665
Non-GAAP operating margin	(2.4)%	7.3%	(6.5)%	0.8%

Liquidity and Capital Resources

As of June 30, 2022, we had $65.1 million in cash and cash equivalents and $181.5 million in short-term investments. Historically, we have from time to time financed our operations with proceeds from the sale of preferred stock and other equity instruments.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. Refer to “Note 11 - Commitments and Contingencies” for more information regarding the purchase commitments.

We also maintain a loan and security agreement with HSBC Venture Bank USA Inc. (“HSBC”) as lender for a revolving line of credit of up to $30.0 million. The line bears interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5%. The line will mature on April 7, 2023. We are required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by HSBC each quarter. We pledged, assigned and granted the HSBC a security interest in all shares, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations. As of June 30, 2022, we are compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

We believe that our existing cash, cash equivalents, short-term investments and, our cash flows from operating activities, and our borrowing capacity under our credit facility with HSBC. are sufficient to meet our working capital and capital expenditure needs and debt service obligations for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants.

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(6,596)	$(1,921)
Net cash used in investing activities	(184,578)	(2,951)
Net cash (used in) provided by financing activities	(8,334)	2,144

Part I
Item 2

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $6.6 million, reflecting AvePoint’s net loss of $20.3 million, adjusted for non-cash items of $18.6 million and net cash outflows of $5.0 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation partially offset by a decrease in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to timing of customer invoices and decrease in prepaid expenses and other current assets primarily related to prepaid insurance in and offset by a decrease in accrued expenses primarily due to the payment of accrued bonuses, commissions and VAT/sales tax payable.

Net cash used in operating activities for the six months ended June 30, 2021 was $1.9 million, reflecting AvePoint’s net loss of $16.0 million, adjusted for non-cash items of $16.5 million and net cash outflows of $2.4 million from changes in its operating assets and liabilities. The primary driver for non-cash items was stock-based compensation which reflects ongoing compensation charges for the entity’s equity- and liability-classified awards. The drivers of changes in operating assets and liabilities related to decreases in accounts payable and accrued expenses primarily as a result of bonus and commission payments. These decreases were partially offset by a decrease in accounts receivable due primarily to timing of payments from customers.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $184.6 million. It consisted of $179.7 million of purchases of short-term investments, $2.2 million as a result of acquisition activities and $2.2 million of purchases of property and equipment, partially offset by $0.8 million in the maturity of short-term investments.

Net cash used in investing activities for the six months ended June 30, 2021 was $3.0 million. It consisted of $1.6 million in purchases of APXT shares, $0.9 million of purchases of property and equipment, and $0.4 million in purchases of investments.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $8.3 million. The primary driver of cash flows from financing activities was due to $10.0 million in purchases of treasury stock under the Share Repurchase Program, partially offset by $1.7 million of proceeds from the exercising of stock options.

Net cash provided by financing activities for the six months ended June 30, 2021 was $2.1 million. It consisted primarily of proceeds from the issuance of Common Stock, partially offset by payments made for the redemption of the Company's Series B preferred stock.

Indebtedness

Credit Facility

We maintain a line of credit under a Second Amended Loan Agreement (the “Second Amended Loan Agreement”) with HSBC, as the lender. See “Note 8 - Line of Credit” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

The Second Amended Loan Agreement provides for a revolving line of credit of up to $30.0 million and an additional $20.0 million accordion feature for additional capital we may draw at our request. Borrowings under the line bear interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5% per year. Any proceeds of borrowings under the Second Amended Loan Agreement will be used for general corporate purposes.

On a consolidated basis with our subsidiaries, we are required to maintain a specified adjusted quick ratio and minimum annual recurring revenue, tested by HSBC each quarter. Pursuant to the Second Amended Loan Agreement, we pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and certain assets as security for our obligations under the Second Amended Loan Agreement. Our line of credit under the Second Amended Loan Agreement will mature on April 7, 2023.

To date, we are in compliance with all covenants under the Second Amended Loan Agreement. We have not at any time, including as of and for the six months ending as of June 30, 2022, borrowed under the Second Amended Loan Agreement. The description of the Second Amended Loan Agreement is qualified in its entirety by the full text of the form of such agreement, a copy of which is attached as an exhibit to our Annual Report.

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of June 30, 2022, the commitments related to these operating leases is $21.1 million, of which $6.1 million is due in the next twelve months.

Part I
Item 2

Operating Segment Information

We operate in one segment. Our products and services are sold throughout the world, through direct and indirect sales channels. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. See the section titled “Notes to Condensed Consolidated Financial Statements” (Part I, Item 1 of this Quarterly Report) under the sub-heading “Note 16 – Segment Information” for more information.

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

Company Earn-Out Shares

In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718. Refer to "Note 14 — Stock-Based Compensation" for more information regarding the Company Earn-Out RSUs.

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

Part I
Item 2

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Due to the global nature of the Company, we do have a natural hedge against material changes in foreign exchange rates. Refer to the section titled “Risk Factors” (Part II, Item 1A of this Quarterly Report) for a discussion of these factors and other risks.

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

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to potential economic risk from interest rates, foreign exchange rates, and concentration of credit. We have considered changes in our exposure to market risks during the six months ended June 30, 2022 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $270.6 million as of December 31, 2021. We hold cash and cash equivalents, marketable securities, and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements. As of June 30, 2022, we had no outstanding obligations under our line of credit with HSBC under the Second Amended Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Foreign Currency Exchange Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is substantially recorded to accumulated other comprehensive income on our condensed consolidated balance sheets and is also presented as a line item in its condensed consolidated statements of comprehensive income.

As the U.S. Dollar fluctuated against certain international currencies as of December 31, 2021, the balances that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of December 31, 2021 increased relative to what it would have reported using a constant currency rate from December 31, 2020. As reported in our condensed consolidated statements of cash flows, the estimated effects of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars was a decrease of $1.2 million for the year ended December 31, 2021 and an increase of $0.9 million for the year ended December 31, 2020. If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10% as of December 31, 2021 and December 31, 2020, the amount of cash, cash equivalents and marketable securities AvePoint would have reported in U.S. Dollars would have decreased by approximately $2.6 million and $2.9 million, respectively, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 or during the six months ended June 30, 2022 due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial and accounting officer have concluded that our audited Consolidated Financial Statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiencies described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that these deficiencies constitute material weaknesses. Based upon the evaluation described above, our management identified the following material weaknesses in internal control over financial reporting in fiscal year 2020 which continued to exist during the six months ended June 30, 2022:

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

Changes in Internal Control Over Financial Reporting

Other than the Remediation Plan discussed above and the ongoing implementation of measures under the Remediation Plan designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team, there have been no changes in internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as we continue to implement the Remediation Plan, we will change our processes and procedures, which in turn could result in changes to our internal control over financial reporting. As such changes occur, we will evaluation quarterly whether such changes materially affect our internal control over financial reporting.

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

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended June 30, 2022, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

Refer to the information under the section titled “Risk Factors” of our Annual Report under the sub-heading “Legal and Regulatory Risks” (Part I, Item 1A of the Annual Report) for information regarding the potential legal and regulatory risks (including potential legal proceedings and litigation) in which we may become involved.

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

Part II

Items 2, 3, 4, and 5

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2022, we did not issue any shares of our Common Stock or any other equity securities without registration under the Securities Act of 1933, as amended.

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

The following table presents information with respect to Common Stock shares repurchased under the Share Repurchase Program during the three months ended June 30, 2022:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the Share Repurchase Program(3)
April 1, 2022 - April 30, 2022	675,000	$5.0671	810,000	$145,822,573.50(4)
May 1, 2022 - May 31, 2022	540,000	$5.1446	1,350,000	$143,033,676.00(4)
June 1, 2022 - June 30, 2022	551,662	$5.5749	1,901,662	$139,947,393.29(4)

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

AVEPOINT, INC.

Date: August 15, 2022	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)