Form 10-Q
period 2022-09-30
AvePoint, Inc.
filed 2022-11-14
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 186,670,952 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2022

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
•

unforeseen business disruptions or other impacts due to political instability, civil disobedience, terrorism, armed hostilities (including the ongoing hostilities between Russia and Ukraine), extreme weather conditions, natural disasters, other pandemics or other calamities.

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

PART 1

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$217,781	$268,217
Short-term investments	2,003	2,411
Accounts receivable, net of allowance of $1,808 and $838 at September 30, 2022 and December 31, 2021, respectively	56,777	55,067
Prepaid expenses and other current assets	9,370	8,461
Total current assets	285,931	334,156
Property and equipment, net	5,610	3,922
Goodwill	18,186	—
Other intangible assets, net	11,260	—
Operating lease right-of-use assets	16,913	—
Deferred contract costs	42,364	38,926
Other assets	14,577	11,734
Total assets	$394,841	$388,738
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$2,017	$1,824
Accrued expenses and other liabilities	39,134	35,062
Current portion of deferred revenue	78,034	74,294
Total current liabilities	119,185	111,180
Long-term operating lease liabilities	12,459	—
Long-term portion of deferred revenue	7,997	8,038
Earn-out shares liabilities	4,074	10,012
Other non-current liabilities	5,730	3,943
Total liabilities	149,445	133,173
Commitments and contingencies
Mezzanine equity
Redeemable noncontrolling interest	12,684	5,210
Total mezzanine equity	12,684	5,210
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 184,455 and 181,822 shares issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	655,968	625,056
Treasury stock	(21,293)	(1,739)
Accumulated other comprehensive income	2,226	2,317
Accumulated deficit	(404,208)	(375,297)
Total stockholders’ equity	232,712	250,355
Total liabilities, mezzanine equity, and stockholders’ equity	$394,841	$388,738

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
SaaS	$29,959	$22,410	$84,131	$61,255
Term license and support	18,288	17,477	42,501	37,292
Services	10,458	8,143	29,231	21,361
Maintenance	3,754	5,293	12,262	16,160
Perpetual license	280	604	606	2,003
Total revenue	62,739	53,927	168,731	138,071
Cost of revenue:
SaaS	7,011	4,866	18,651	13,870
Term license and support	515	211	1,573	714
Services	9,113	9,435	25,922	21,528
Maintenance	189	710	739	1,608
Total cost of revenue	16,828	15,222	46,885	37,720
Gross profit	45,911	38,705	121,846	100,351
Operating expenses:
Sales and marketing	27,201	25,186	81,429	73,488
General and administrative	16,365	22,230	48,229	44,186
Research and development	8,953	19,648	23,247	27,633
Depreciation and amortization	819	326	1,959	863
Total operating expenses	53,338	67,390	154,864	146,170
Loss from operations	(7,427)	(28,685)	(33,018)	(45,819)
Gain on earn-out and warrant liabilities	913	13,650	6,848	13,650
Interest income, net	16	56	50	80
Other income (expense), net	48	(299)	(822)	(300)
Loss before income taxes	(6,450)	(15,278)	(26,942)	(32,389)
Income tax expense (benefit)	336	(5,521)	99	(6,633)
Net loss	$(6,786)	$(9,757)	$(27,041)	$(25,756)
Net income attributable to and accretion of redeemable noncontrolling interest	(626)	(517)	(1,870)	(1,413)
Net loss attributable to AvePoint, Inc.	$(7,412)	$(10,274)	$(28,911)	$(27,169)
Deemed dividends on preferred stock	—	608	—	(32,928)
Net loss available to common shareholders	$(7,412)	$(9,666)	$(28,911)	$(60,097)
Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.16)	$(0.47)
Basic and diluted shares used in computing loss per share	180,732	176,621	179,563	126,738

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(6,786)	$(9,757)	$(27,041)	$(25,756)
Other comprehensive income (loss) net of taxes
Unrealized loss on available-for-sale	(190)	—	—	—
Foreign currency translation adjustments	1,412	15	(281)	20
Total other comprehensive income (loss)	1,222	15	(281)	20
Total comprehensive loss	$(5,564)	$(9,742)	$(27,322)	$(25,736)
Comprehensive income attributable to redeemable noncontrolling interests	(511)	(488)	(1,680)	(1,332)
Total comprehensive loss attributable to AvePoint, Inc	$(6,075)	$(10,230)	$(29,002)	$(27,068)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Three Months Ended September 30, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock (1)		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, June 30, 2022	$12,173	$12,173	181,330,816	$18	$644,931	2,045,226	$(11,791)	$(396,796)	$889	$237,251
Proceeds from exercise of options	—	—	59,800	—	98	—	—	—	—	98
Common stock issued upon vesting of restricted stock units	—	—	1,215,513	—	—	—	—	—	—	—
Common stock issued upon acquisition	—	—	324,845	—	1,517	—	—	—	—	1,517
Common stock issued for canceled officer awards	—	—	3,592,504	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,609	—	—	—	—	9,609
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(186)	—	—	—	—	(186)
Repurchase of common stock	—	—	(2,068,375)	—	—	2,068,375	(9,502)	—	—	(9,502)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(6,786)	—	(6,786)
Net income attributable to and accretion of redeemable noncontrolling interest	626	626	—	—	—	—	—	(626)	—	(626)
Total other comprehensive income (loss)	(115)	(115)	—	—	—	—	—	—	1,337	1,337
Balance, September 30, 2022	$12,684	$12,684	184,455,103	$19	$655,968	4,113,601	$(21,293)	$(404,208)	$2,226	$232,712

			Redeemable	Share	Redeemable	Total						Accumulated
	Convertible		Common	Based	noncontrolling	mezzanine			Additional			Other	Total
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Amount	Deficit	Income	Equity
Balance, June 30, 2021	42,000,592	$216,926	$39,757	$1,695	$4,143	$262,521	103,831,523	$12	$112,953	$—	$(358,030)	$1,848	$(243,217)
Reclassification of common shares to mezzanine equity	—	—	(1)	—	—	(1)	—	—	—	—	—	—	—
Remeasurement of redemption value of common shares	—	—	(449)	—	—	(449)	—	—	—	—	449	—	449
Proceeds from exercise of options	—	—	—	—	—	—	740,122	—	3,955	—	—	—	3,955
Stock-based compensation expense	—	—	—	—	—	—	—	—	33,233	—	—	—	33,233
Remeasurement of redemption value of convertible preferred stock	—	(608)	—	—	—	(608)	—	—	—	—	608	—	608
Conversion of convertible preferred stock	(42,000,592)	(216,318)	—	—	—	(216,318)	28,500,592	3	85,390	—	—	—	85,393
Reclassification of redeemable common shares from mezzanine to permanent entity	—	—	(39,307)	—	—	(39,307)	—	—	39,307	—	—	—	39,307
Reclassification of share-based awards from liabilities and mezzanine equity to permanent equity	—	—	—	(1,695)	—	(1,695)	—	—	41,152	—	—	—	41,152
Merger and recapitalization, net of transaction costs	—	—	—	—	—	—	47,940,523	3	299,160	—	—	—	299,163
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	—	—	—	—	(581)	—	—	—	(581)
Reclassification of Apex shares purchased prior to the Business Combination	—	—	—	—	—	—	—	—	—	(1,739)	—	—	(1,739)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	(9,757)	—	(9,757)
Net income attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	517	517	—	—	—	—	(517)	—	(517)
Total other comprehensive income (loss)	—	—	—	—	(29)	(29)	—	—	—	—	—	44	44
Balance, September 30, 2021	—	$—	$—	$—	$4,631	$4,631	181,012,760	$18	$614,569	$(1,739)	$(367,247)	$1,892	$247,493

(1) As part of the Business Combination (as disclosed in “Note 3 — Business Combination”), all per share information has been retroactively adjusted using an exchange ratio of 8.69144 per share.

See accompanying notes.

AvePoint, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity
For the Nine Months Ended September 30, 2022 and  2021
(In thousands, except share amounts)
(Unaudited)

	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock (1)		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2021	$5,210	$5,210	181,821,767	$18	$625,056	143,564	$(1,739)	$(375,297)	$2,317	$250,355
Proceeds from exercise of options	—	—	1,216,079	—	1,817	—	—	—	—	1,817
Common stock issued upon vesting of restricted stock units	—	—	1,469,945	—	—	—	—	—	—	—
Common stock issued upon acquisition	—	—	324,845	—	1,517	—	—	—	—	1,517
Common stock issued for canceled officer awards	—	—	3,592,504	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	28,279	—	—	—	—	28,279
Issuance of redeemable noncontrolling interest in EduTech	5,794	5,794	—	—	—	—	—	—	—	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(700)	—	—	—	—	(700)
Repurchase of common stock	—	—	(3,970,037)	—	—	3,970,037	(19,554)	—	—	(19,554)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(27,041)	—	(27,041)
Net income attributable to and accretion of redeemable noncontrolling interest	1,870	1,870	—	—	—	—	—	(1,870)	—	(1,870)
Total other comprehensive loss	(190)	(190)	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2022	$12,684	$12,684	184,455,103	$19	$655,968	4,113,601	$(21,293)	$(404,208)	$2,226	$232,712

			Redeemable	Share	Redeemable	Total						Accumulated
	Convertible		Common	Based	noncontrolling	mezzanine			Additional			Other	Total
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Amount	Deficit	Income	Equity
Balance, December 31, 2020	42,000,592	$183,390	$25,074	$1,489	$3,061	$213,014	100,068,469	$12	$105,159	$—	$(299,789)	$1,791	$(192,827)
Reclassification of share-based awards to mezzanine equity	—	—	—	206	—	206	—	—	(206)	—	—	—	(206)
Reclassification of common shares to mezzanine equity	—	—	6,872	—	—	6,872	—	—	—	—	—	—	—
Remeasurement of redemption value of common shares	—	—	7,361	—	—	7,361	—	—	—	—	(7,361)	—	(7,361)
Proceeds from exercise of options	—	—	—	—	—	—	4,503,176	—	7,232	—	—	—	7,232
Stock-based compensation expense	—	—	—	—	—	—	—	—	37,441	—	—	—	37,441
Remeasurement of redemption value of preferred stock	—	32,928	—	—	—	32,928	—	—	—	—	(32,928)	—	(32,928)
Issuance of redeemable noncontrolling interest in EduTech	—	—	—	—	238	238	—	—	515	—	—	—	515
Conversion of convertible preferred stock	(42,000,592)	(216,318)	—	—	—	(216,318)	28,500,592	3	85,390	—	—	—	85,393
Reclassification of redeemable common shares from mezzanine to permanent entity	—	—	(39,307)	—	—	(39,307)	—	—	39,307	—	—	—	39,307
Reclassification of share-based awards from liabilities and mezzanine equity to permanent equity	—	—	—	(1,695)	—	(1,695)	—	—	41,152	—	—	—	41,152
Merger and recapitalization, net of transaction costs	—	—	—	—	—	—	47,940,523	3	299,160	—	—	—	299,163
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	—	—	—	—	(581)	—	—	—	(581)
Reclassification of Apex shares purchased prior to the Business Combination	—	—	—	—	—	—	—	—	—	(1,739)	—	—	(1,739)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	(25,756)	—	(25,756)
Net income attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	1,413	1,413	—	—	—	—	(1,413)	—	(1,413)
Total other comprehensive income (loss)	—	—	—	—	(81)	(81)	—	—	—	—	—	101	101
Balance, September 30, 2021	—	$—	$—	$—	$4,631	$4,631	181,012,760	$18	$614,569	$(1,739)	$(367,247)	$1,892	$247,493

(1) As part of the Business Combination (as disclosed in “ Note 3 — Business Combination”), all per share information has been retroactively adjusted using an exchange ratio of 8.69144 per share.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(27,041)	$(25,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,255	863
Operating lease right-of-use assets expense	4,602	—
Foreign currency remeasurement loss (gain)	3,026	(161)
Provision for doubtful accounts	1,058	(880)
Stock-based compensation	28,287	50,475
Gain on disposal of property and equipment	(18)	(15)
Deferred income taxes	(154)	(1,008)
Change in value of earn-out and warrant liabilities	(6,754)	(13,650)
Changes in operating assets and liabilities:
Accounts receivable and long-term unbilled receivables	(9,931)	(7,002)
Prepaid expenses and other current assets	(1,486)	(10,775)
Deferred contract costs and other assets	(5,166)	(3,269)
Accounts payable, accrued expenses and other liabilities	(4,227)	1,836
Deferred revenue	8,656	5,377
Net cash used in operating activities	(6,893)	(3,965)
Investing activities
Maturities of investments	180,837	—
Purchases of investments	(180,495)	(638)
Net assets acquired from business combinations and asset acquisitions, net of cash acquired	(18,574)	—
Capitalization of internal use software	(1,165)	—
Purchase of property and equipment	(3,420)	(1,445)
Net cash used in investing activities	(22,817)	(2,083)
Financing activities
Proceeds from recapitalization of Apex shares	—	441,573
Redemption of redeemable convertible preferred stock	—	(130,925)
Redemption of Legacy AvePoint common stock	—	(106,169)
Payments of transaction fees by Legacy AvePoint	—	(2,998)
Purchase of common stock	(19,554)	(1,631)
Payment of net cash settlement for management options	—	(7,530)
Proceeds from stock option exercises	1,817	4,555
Proceeds from sale of common shares of subsidiary	—	753
Repayments of finance leases	(23)	(20)
Net cash (used in) provided by financing activities	(17,760)	197,608
Effect of exchange rates on cash	(2,966)	32
Net (decrease) increase in cash and cash equivalents	(50,436)	191,592
Cash and cash equivalents at beginning of period	268,217	69,112
Cash and cash equivalents at end of period	$217,781	$260,704
Supplemental disclosures of cash flow information
Income taxes paid	$421	$2,823
Noncash acquisition	$5,635	$—

See accompanying notes.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Organization

AvePoint, Inc. was incorporated as a New Jersey corporation on July 24, 2001 and redomiciled as Delaware corporation in 2006. On July 1, 2021 AvePoint, Inc. (hereinafter referred to as “AvePoint,” the “Company,” “we,” “us,” or “our”) became a publicly traded company, as further described in “Note 3 - Business Combination” (Part I, Item 1 of this Quarterly Report on Form 10-Q).

We are a leading provider of enterprise collaboration and productivity software solutions. We develop, market, and sell our suite of software solutions and services, primarily in North America, Europe, Australia, and Asia. We provide our customers with high-performance infrastructure management, compliance, data governance, mobility and productivity, online services and software solutions consulting. We do this through our Confidence Platform, a software as a service (“SaaS”) platform that assists organizations who use the latest cloud services like Microsoft 365, Google, Salesforce, and more than a half dozen additional cloud collaboration utilities. Our Confidence Platform, built on AvePoint Online Services, contains our suites of software solutions: our Control Suite, for data governance enabling collaboration services at scale, with automation and repeatable business templates; our Fidelity Suite, for the preservation of data integrity as organizations undergo digital transformation projects to streamline the way they work from one collaboration system to the next; and our Resilience Suite, to help organizations comply with data governance regulations, preserve business records for compliance, and ensure business continuity.

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

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the nine months ended  September 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022.

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Comparative Data

Certain amounts from prior periods which have been presented separately have been grouped to conform to the current period presentation, including:

•	The reclassification of long-term unbilled receivables to be included in other assets on the condensed consolidated balance sheets as of December 31, 2021; and
•	The payments of transaction fees to be included in proceeds from recapitalization of Apex shares on the condensed consolidated statements of cash flows for the nine months ended September 30, 2021.

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

We will test goodwill for impairment at least annually by performing qualitative and quantitative assessments of whether the fair value of each reporting unit or asset exceeds its carrying amount. We have one reporting unit. Goodwill is tested at this reporting unit level. This requires us to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data.

No other events or circumstances changed since the acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. During the nine months ended September 30, 2022, the goodwill had not been impaired. There was no goodwill as of December 31, 2021.

Other Intangible Assets, net

Other intangible assets consist of customer related assets and acquired software and technology. Typical customer related assets include order backlogs and customer relationships. Intangible assets that have finite useful lives are amortized over their useful lives on a straight-line basis, which range from one year to ten years. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our condensed consolidated balance sheets and the amounts of revenue and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, stock-based compensation, purchase price in a business combination, and earn-out liabilities. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

Foreign Currency

The Company has foreign operations where the functional currency has been determined to be the local currency, in accordance with FASB ASC 830, Foreign Currency Matters. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a separate component of stockholders’ equity (deficiency) under the caption, accumulated other comprehensive income. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s condensed consolidated statements of operations. Transaction losses totaled $1.3 million and $2.4 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2021.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers all investments available with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries which imposes regulations that limit the ability to transfer cash out of the country. As of September 30, 2022 and December 31, 2021, the Company’s cash balances at these entities were $7.4 million and $9.3 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Short-Term Investments

Short-term investments consist mainly of U.S. treasury bills and certificates of deposit held by financial institutions which have an initial maturity of greater than three months but less than or equal to one year at period end.

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

Deferred Contract Costs

We defer sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining SaaS, term license and support, service, perpetual license and maintenance contracts. We have structured commissions plans such that the commission rate paid on renewal contracts are less than those paid on the initial contract; therefore, it is determined that the renewal commissions are not commensurate with the initial commission that are deferred and amortized. We determine the estimated average customer relationship period and average renewal term utilizing a portfolio approach. Deferred costs are periodically reviewed for impairment.

Amortization of deferred contract costs of $3.4 million and $9.6 million for the three and nine months ended September 30, 2022, respectively, and $2.5 million and $7.1 million for the three and nine months ended September 30, 2021, respectively, is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet was $42.4 million and $38.9 million at September 30, 2022 and December 31, 2021, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services. The following table presents our revenue by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
SaaS	$29,959	$22,410	$84,131	$61,255
Term license and support	18,288	17,477	42,501	37,292
Services	10,458	8,143	29,231	21,361
Maintenance	3,754	5,293	12,262	16,160
Perpetual license	280	604	606	2,003
Total revenue	$62,739	$53,927	$168,731	$138,071

Term license and perpetual license revenue recognized at point in time was $13.9 million and $30.0 million for the three and nine months ended September 30, 2022, respectively, and $14.7 million and $29.6 million for the three and nine months ended September 30, 2021, respectively.

We use judgement in determining the relative standalone selling price (“SSP") for products and services. For substantially all performance obligations except term licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, we apply observable inputs using the value relationship between support and term licenses, the value relationship between support and perpetual licenses, the average economic life of our products, software renewal rates and the price of the bundled arrangement in relation to the perpetual licensing approach. Using a combination of the relative fair value method or the residual value method, the SSP of the performance obligations in an arrangement is allocated to each performance obligation within a sales arrangement.

In rare cases when the software and the related when-and-if available updates are critical to the combined utility of the software, the Company has determined this to be one performance obligation and revenue is recognized ratably over the license term.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred revenue as of September 30, 2022 and December 31, 2021 was $86.0 million and $82.3 million, respectively. Revenue recognized that was included in the opening deferred revenue balance was $65.3 million for the nine months ended September 30, 2022, and $56.2 million for the nine months ended September 30, 2021.

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Opening (January 1, 2021)	$53,749	$74,688	$31,943
Closing (December 31, 2021)	61,335	82,332	38,926
Increase/(decrease)	7,586	7,644	6,983

Opening (January 1, 2022)	$61,335	$82,332	$38,926
Closing (September 30, 2022)	66,315	86,031	42,364
Increase/(decrease)	4,980	3,699	3,438

(1) Accounts receivable, net is inclusive of accounts receivable, net of allowance for doubtful accounts, current unbilled receivables and long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the year ended December 31, 2021 and the nine months ended September 30, 2022 outside of its sales activities.

As of September 30, 2022, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $203.3 million, of which $157.0 million is related to SaaS and term license and support revenue. AvePoint expects to recognize approximately 67% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes model requires highly subjective assumptions in order to derive the inputs necessary to calculate the fair value of stock options. To estimate the expected term of stock options, the Company considers the contractual terms of the options, including the vesting and expiration periods, as well as historical option exercise data and current market conditions to determine an estimated expected term. The Company’s historical experience is too limited to be able to reasonably estimate the expected term. Expected volatility is based on historical volatility of a group of peer entities. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term.

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

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. The tax years 2018 through 2021 are open and subject to audit by US federal, state and local authorities. The tax years 2011 through 2021 are open and subject to audit by foreign tax jurisdictions.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Redeemable Noncontrolling Interest

At September 30, 2022 and December 31, 2021, the Company owned 73.82% and 76.09% of AvePoint EduTech Pte. Ltd. (“EduTech”), respectively.

AEPL Pte. Ltd. (“AEPL”)

As part of AEPL’s investment in EduTech, the Company granted AEPL a put option which allows AEPL to cause the Company to repurchase AEPL’s shares in EduTech at any time between December 24, 2022 and December 24, 2023 at a price equal to AEPL’s initial investment of approximately $8.3 million. Consequently, the Company records redeemable noncontrolling interest as mezzanine equity in its unaudited condensed consolidated balance sheets. At each reporting period, the Company increases the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable, and adjustments to the value are recorded as net income attributable to redeemable noncontrolling interest. At September 30, 2022 and December 31, 2021, AEPL owned 23.20% and 23.91% of EduTech, respectively.

I-Access Solutions Pte. Ltd. (“I-Access”)

On February 18, 2022 (the “I-Access Closing Date”), EduTech consummated its acquisition of all of the ordinary shares of I-Access, a Singapore limited company. As a result, I-Access became a wholly-owned subsidiary of EduTech. The acquisition was made pursuant to a share purchase agreement, dated as of January 31, 2022 (the “Share Purchase Agreement”), by and among EduTech and the former I-Access shareholders. At September 30, 2022, former I-Access shareholders owned 2.96% of EduTech and such shares were included in redeemable noncontrolling interest. Refer to (“Note 3 — Business Combination”) for further details.

Emerging Growth Company

The Company is considered an emerging growth company. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Business Combination

Apex Technology Acquisition Corporation

On November 23, 2020, AvePoint, Inc. ("Legacy AvePoint") and certain members of Apex (as defined below) entered into the Apex Business Combination Agreement. The Apex Business Combination by and among Legacy AvePoint and certain members of Apex was affected on  July 1, 2021 and through a series of merger transactions, which were finalized on July 26, 2021, Apex Technology Acquisition Corporation ("Apex") was the surviving entity and changed its name to AvePoint.

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

(ii) a put option which allows sellers to cause EduTech to repurchase the shares of EduTech for approximately $5.9 million, upon 24 months from Acquisition Close Date or the occurrence of certain triggering events which are in the control of the Company; and

(iii) earnout in EduTech shares held in escrow at a fair value equal to revenue surplus above the agreed guaranteed minimum revenue amount, of up to approximately $0.7 million, or the return of EduTech shares at a fair value equal to the revenue shortfall below the agreed guaranteed minimum revenue amount, of up to approximately $0.7 million (together, the “Adjustment for Guaranteed Minimum Revenue”). In the event of a revenue shortfall, all shares held in escrow would have been returned to EduTech.

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

The acquisition-related costs totaled $0.3 million and are recognized as an expense in the general and administrative item in the condensed consolidated statements of operations.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prior to being reclassified to mezzanine equity, the contingent consideration was liability classified and was measured at fair value on the I-Access Closing Date and remeasured on the date the Adjustment for Guaranteed Minimum Revenue was cancelled. The fair value of the contingent consideration was estimated using a combination of multiple valuation methods, including discounted cash flows method, guideline public company method, and the Black-Scholes option-pricing model with the following weighted-average assumptions at February 18, 2022 and April 15, 2022:

	February 18,	April 15,
	2022	2022
Expected life (in years)	2.08	1.93
Expected volatility	50%	50%
Risk-free rate	1.23%	1.83%
Dividend	0%	0%

The contingent consideration fair value estimated on the I-Access Closing Date and the date the Adjustment for Guaranteed Minimum Revenue was cancelled was $5.6 million and $5.8 million, respectively. During the nine months ended September 30, 2022, the change in the fair value of $0.2 million is included in the general and administrative on the condensed consolidated statements of operations. The financial results of I-Access have been included in our condensed consolidated financial statements since the date of the acquisition. The I-Access business is reported within our reportable segment. In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the I-Access acquisition as a result of book-to-tax differences primarily related to the technology and software intangibles and customer related assets.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. During the nine months ended September 30, 2022, goodwill in the purchase price allocation changed by $0.9 million, primarily due to an update to the deferred tax asset included in other assets on the condensed consolidated balance sheet. The purchase price allocation is preliminary and subject to further change, including the valuation of intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary Allocation
(in thousands)
Accounts receivable, net	$429
Prepaid expenses and other current assets	72
Property and equipment	22
Goodwill	3,950
Technology and software	2,750
Customer related assets	909
Other assets	997
Accrued expenses and other liabilities	(718)
Current portion of deferred revenue	(230)
Other non-current liabilities	(1,072)
Total purchase consideration	$7,109

The goodwill, which is generally not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisitions.

Intangible assets primarily relate to acquired technology and software and customer related assets. The acquired definite-lived intangible assets are being amortized over an estimated useful life of: (i) 10 years for technology and software on a straight-line basis; and (ii) 1 to 10 years for customer related assets on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the relief from royalty method which is based on the premise that the only value that a purchaser of the assets receives is the exemption from paying a royalty for its use over its remaining useful life. Some of the significant assumptions inherent in the development of such asset valuations include revenues, royalty rate, contributory asset charges, discount rate, useful life, as well as other factors. The fair value of intangible assets as of September 30, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

tyGraph Companies Acquisition

On September 12, 2022, AvePoint consummated its acquisition of all of the outstanding shares of tyGraph Incorporated (“tyGraph US”), and AvePoint Ontario Ltd. (“AvePoint Ontario”, a wholly-owned subsidiary of AvePoint) consummated its acquisition of all of the outstanding shares of tyGraph Ltd. (“tyGraph Canada” and, collectively with tyGraph US, the “tyGraph Companies”). On September 12, 2022, tyGraph Canada was merged with and into AvePoint Ontario, with AvePoint Ontario surviving. As a result, the tyGraph Companies became wholly-owned subsidiaries of AvePoint. The acquisition was made pursuant to the Share Purchase Agreement, by and among AvePoint, AvePoint Ontario and the former tyGraph Companies shareholders. The Company completed the acquisition of the tyGraph Companies to further expand its SaaS solutions for providing robust analytics capabilities that enable organizations to uncover workplace engagement. The fair value of the transaction considerations totaled approximately $15.3 million, consisting of: $13.8 million in cash, and 324,845 of shares in the Company measured at a fair value of $1.5 million on the tyGraph Companies closing date. The above mentioned cash consideration (the “tyGraph Companies Consideration”) consists of:

(i) the cash purchase price of $13.5 million;

(ii) the entire outstanding principal and interest of the loans made to certain tyGraph Companies shareholders which was approximately $0.2 million; and

(iii) unpaid transaction costs incurred by the tyGraph Companies as of the open of business on the closing date which was less than approximately $0.1 million.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The acquisition-related costs incurred by the Company totaled $0.4 million and are recognized as an expense in the general and administrative item in the condensed consolidated statements of operations.

The financial results of the tyGraph Companies have been included in our condensed consolidated financial statements since the date of the acquisitions. The tyGraph Companies businesses are reported within our reportable segment. In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the tyGraph Companies acquisitions as a result of book-to-tax differences primarily related to the technology and software intangibles and customer related assets.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary Allocation
(in thousands)
Accounts receivable, net	$449
Prepaid expenses and other current assets	262
Property and equipment	30
Goodwill	12,213
Customer related assets	3,940
Technology and software	2,570
Other assets	231
Accounts payable	(93)
Accrued expenses and other liabilities	(342)
Current portion of deferred revenue	(2,079)
Other non-current liabilities	(1,846)
Total purchase consideration	$15,335

The goodwill, which is generally not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition.

Intangible assets primarily relate to acquired technology and software and customer related assets. The acquired definite-lived intangible assets are being amortized over an estimated useful life of: (i) 6 years for technology and software on a straight-line basis; and (ii) 1 to 10 years for customer related assets on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the relief from royalty method which is based on the premise that the only value that a purchaser of the assets receives is the exemption from paying a royalty for its use over its remaining useful life. Some of the significant assumptions inherent in the development of such asset valuations include revenues, royalty rate, contributory asset charges, discount rate, useful life, as well as other factors. The fair value of intangible assets as of September 30, 2022 is based on publicly available benchmarking information as well as preliminary assumptions which are subject to change as we complete our valuation procedures.

Essential Acquisition

On August 25, 2022, AvePoint acquired all of the issued and outstanding equity interest in Essential Co. Ltd. (“Essential”), a South Korea-based software solutions provider that will advance the Company’s ability to enable organizations to accelerate data-driven digital transformation, for a total valuation of $3.0 million with most of the value allocated to goodwill. The resulting goodwill is not deductible for income tax purposes.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2021	$—
Acquisitions	19,245
Effect of foreign currency translation	(1,059)
Balance as of September 30, 2022	$18,186

The goodwill is assigned to the single reporting unit.

5. Other intangible assets, net

Amortization expense for intangible assets was $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. There was no amortization expense for intangible assets for the three and nine months ended September 30, 2021.

As of September 30, 2022, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31:
(in thousands)
2022 (three months)	$552
2023	1,888
2024	1,774
2025	1,393
2026	1,106
Thereafter	4,547
Total intangible assets subject to amortization	$11,260

A summary of the balances of the Company's intangible assets as of  September 30, 2022 and  December 31, 2021 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average
			September 30,			December 31,	Life
			2022			2021
	(in thousands)						(in years)
Technology and software, net	6,493	(447)	6,046	—	—	—	6.9
Customer related assets, net	4,700	(198)	4,502	—	—	—	9.4
Content, net	776	(64)	712	—	—	—	3.0
Total	$11,969	$(709)	$11,260	$—	$—	$—	7.7

6. Concentration of Credit Risk

The Company deposits its cash with financial institutions and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of revenue for the nine months ended September 30, 2022 and 2021.

7. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	September 30,	December 31,
	2022	2021
	(in thousands)
Trade receivables	$39,931	$38,819
Current unbilled receivables	18,654	17,086
Allowance for doubtful accounts	(1,808)	(838)
	$56,777	$55,067

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Line of Credit

The Company maintains a loan and security agreement with HSBC Venture Bank USA Inc. (“HSBC”) as lender for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw at its request. The line bears interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5% per year. The proceeds of borrowings under the Second Amended Loan Agreement will be used for general corporate purposes. The line will mature on April 7, 2023. We are required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the loan and security agreement obligations. As of September 30, 2022, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

To date, the Company is in compliance with all covenants under the Second Amended Loan Agreement. The Company has not at any time, including as of September 30, 2022 and for the fiscal year ended December 31, 2021, borrowed under the Second Amended Loan Agreement. The descriptions of the Loan Agreement, the First Amendment, the Second Amendment, the First Amended Loan Agreement, the Second Amended Loan Agreement, the First Assignment and Assumption Agreement, the Second Assignment and Assumption Agreement, the Limited Consent, the Pledge Agreement, and the Limited Guaranty, are qualified in their entirety by the full text of the forms of such agreements, copies of which are attached as exhibits to the Company's Annual Report.

9. Income Taxes

The Company had an effective tax rate of (5.2)% and 36.3% for the three months ended September 30, 2022 and 2021, respectively, and (0.4)% and 20.5% for the nine months ended September 30, 2022 and 2021, respectively.

The change in effective tax rates for the three-month period ended September 30, 2022 as compared to the three-month period ended  September 30, 2021 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, and stock-based compensation.

The change in effective tax rates for the nine-month period ended  September 30, 2022 as compared to the nine-month period ended  September 30, 2021 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, changes in valuation allowance at various jurisdictions, and stock-based compensation.

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

The components of the Company's operating lease expense are reflected in the condensed consolidated statements of income for the three and nine months ended September 30, 2022 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(in thousands)
Lease liability cost	$1,953	$4,602
Short-term lease expenses (1)	173	1,522
Variable lease cost not included in the lease liability (2)	97	166
Total lease cost	$2,223	$6,290

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

During the three and nine months ended September 30, 2022, ROU assets obtained in exchange for new operating lease liabilities amounted to $0.1 million and $6.8 million, respectively.

Other information related to operating leases for the three and nine months ended September 30, 2022 is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$1,594	$4,100

As of September 30, 2022, our operating leases had a weighted average remaining lease term of 4.5 years and a weighted average discount rate of 5.1%.

The maturity schedule of the operating lease liabilities as of September 30, 2022 is as follows:

Year Ending December 31:
(in thousands)
2022 (three months)	$1,384
2023	6,148
2024	4,170
2025	2,749
2026	2,112
Thereafter	3,241
Total future lease payments	$19,804
Less: Present value adjustment	(2,220)
Present value of future lease payments (1)	$17,584

(1) Includes the current portion of operating lease liabilities of $5.1 million, which is reflected in accrued expenses and other liabilities in the condensed consolidated balance sheets.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and nine months ended  September 30, 2021, total rent expenses amounted to $1.9 million and $4.9 million, respectively.

The future minimum rental payments under ASC 840 for all long-term non-cancelable property leases at December 31, 2021 were as follows:

Year Ending December 31:
(in thousands)
2022	$5,680
2023	3,808
2024	2,428
2025	1,840
2026	1,438
Thereafter	2,960
$18,154

11. Commitments and Contingencies

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of September 30, 2022, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Guarantees

In the normal course of business, we are seldomly required to enter into service agreements that require contingency agreements with customers in highly regulated sectors. These agreements are secured by certificates of deposit. As of September 30, 2022, letters of credit have been issued in the amount of $1.8 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

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

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of September 30, 2022 and December 31, 2021 and was determined to be $4.1 million and $10.0 million, respectively, and included in the earn-out shares liabilities in the condensed consolidated balance sheets. As a result, during the three and nine months ended September 30, 2022, approximately $0.8 million and $6.6 million, respectively, was recognized and included as gain on earn-out and warrant liabilities in the condensed consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

September 30,
2022
Term (in years)	5.76
Volatility	40.00%

Warrants to Acquire Common Stock

On July 1, 2021, as part of the Apex Business Combination, the Company effectively granted 405,000 private placement warrants with a 5-year term and strike price of $11.50 per share. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are held by only two parties and any transfer of the warrants to a party other than a current holder of the warrants would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the fair value of the public warrants described in “Note 13 — Mezzanine Equity and Stockholders’ Equity”. The fair value was remeasured as of September 30, 2022 and December 31, 2021 and was determined to be $0.3 million and $0.5 million, respectively. As a result, during the three and nine months ended September 30, 2022, $0.1 million and $0.2 million, respectively, was recognized and included as gain on earn-out and warrant liabilities in the statements of operations.

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

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 184,455,103 and 181,821,767 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively. Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. The Company’s Board of Directors has not declared Common Stock dividends since inception.

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

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  September 30, 2022.

Public Warrants to Acquire Common Stock

On July 1, 2021, as part of the Apex Business Combination, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint's Common Stock and the warrants are exercisable from the date of issuance through the fifth anniversary of the Apex Business Combination. At  September 30, 2022, all 17,500,000 warrants remain outstanding.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its Common Stock. Under the Share Repurchase Program, the Company has the authority to buy up to a maximum of $150 million of Common Stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, Common Stock under the Share Purchase Program. During the nine months ended September 30, 2022, the Company purchased 3,970,037 shares at an average price of $4.93.

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

On April 15, 2022, the Company implemented a management changeover. As a result, pursuant to the terms of the Share Purchase Agreement, the GMR was cancelled and the 292,440 EduTech shares issued as consideration on the I-Access Closing Date, the 30,252 EduTech shares held in escrow, and the put option on EduTech shares were no longer contingent, reclassified to mezzanine equity and included in redeemable noncontrolling interest. From the date the GMR was cancelled September 30, 2022, AvePoint owned a 73.82% interest in EduTech, AEPL owned a 23.20% interest in EduTech and the former I-Access shareholders owned a 2.96% interest in EduTech.

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

The roll forward of the balance of the redeemable noncontrolling interest is as follows:

Redeemable
noncontrolling
interest
(in thousands)
Balance as of December 31, 2021	$5,210
Issuance of redeemable noncontrolling interest in EduTech	5,794
Net income (loss) attributable to redeemable noncontrolling interest	(363)
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(190)
Adjustment to present redemption value as of September 30, 2022	2,233
Balance as of September 30, 2022	$12,684

14. Stock-Based Compensation

The Company previously maintained the 2006 Equity Incentive Plan, established in 2006 (the “2006 Plan”) and the 2016 Equity Incentive Plan, established in 2016 (the "2016 Plan"). Under both 2006 Plan and 2016 Plan, the Company granted incentive stock options, non-qualified stock options and restricted stock to eligible recipients which included employees, directors and consultants. On May 27, 2021, the Company’s board of directors approved the 2021 Equity Incentive Plan (the “2021 Plan”), which succeeded the 2016 Plan. As of the adoption of the 2021 Plan, all equity awards are granted under the 2021 Plan and no equity is granted under the 2016 Plan. As of September 30, 2022, 20,462,971 shares remained for future issuance under the 2021 Plan. All outstanding stock awards granted under the 2006 Plan and 2016 Plan will remain subject to the terms and conditions of the 2006 Plan and 2016 Plan, respectively, and the provisions of any award agreements made thereunder. To date, the Company has issued only stock options, restricted stock and restricted stock units to employees, directors and consultants.

The Company records stock-based compensation in cost of revenue, sales and marketing, general and administrative and research and development. Stock-based compensation was included in the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$667	$2,428	$1,948	$2,790
Sales and marketing	2,847	2,171	8,705	13,073
General and administrative	5,060	13,020	14,825	19,375
Research and development	1,035	15,057	2,809	15,237
Total stock-based compensation	$9,609	$32,676	$28,287	$50,475

Stock Options

The compensation costs for stock option awards are accounted for in accordance with ASC 718. Stock options vest over a four-year period and expire on the tenth anniversary of the date of award. Certain of the Company’s stock option awards (the “Officer Awards”) included a provision that required the Company to redeem the vested portion of options at fair value in cash upon a separation of service initiated by the Company or upon death or disability of the holder. The Company determined that the redemption feature required the Officer Awards to be classified in mezzanine equity prior to the Apex Business Combination. For share-based payment arrangements with employees, the amount presented in mezzanine equity at each balance sheet date was based on the redemption provisions of the instrument and adjusted for the proportion of consideration received in the form of employee services. The shares underlying the Officer Awards were puttable to the Company upon certain conditions, such as death or disability of the Officer Awards recipients, which the Company determined was not probable; therefore, the Company reclassified the grant-date intrinsic value to mezzanine equity as the awards vested. The Officer Awards were cancelled in 2021, concurrent with the Apex Business Combination. In exchange for the cancellation of the Officer Awards, the Company agreed to deliver within a year to the holders of the Officer Awards a fixed amount of shares equal to the amount of shares the holders would have received if the Officer Awards were exercised on the date of the Apex Business Combination in a net share settlement scenario. As a result, the Company issued 3,592,504 shares in July 2022 in exchange for the cancelled Officer Awards.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On  March 21, 2022, the Company granted 689,409 options under the 2021 Plan. The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

As of September 30, 2022 and December 31, 2021, there was $29.7 million and $42.7 million, respectively, in unrecognized compensation costs related to all unvested awards. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $4.5 million and $13.3 million, respectively, related to the stock options.

As of  September 30, 2022, AvePoint had 29,867,309 options outstanding and 18,696,844 options exercisable with intrinsic values of $32.8 million and $30.8 million, respectively. During the three and nine months ended September 30, 2022, 59,800 and 1,216,079 options, respectively, were exercised, with a total intrinsic value of $0.2 and $4.9 million, respectively.

Restricted Stock Units

5,250,692 RSUs were granted under the 2021 Plan during the nine months ended September 30, 2022 with a weighted-average grant date fair-value of $5.68 per RSU. The compensation costs for RSUs are accounted for in accordance with ASC 718, Compensation-Stock Compensation. RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. The RSUs are measured at the fair market value of the underlying stock at the grant date. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $5.0 million and $14.4 million, respectively, related to the RSUs granted under the 2021 Plan. As of September 30, 2022, there was $57.7 million in unrecognized compensation costs specific to the unvested RSUs under the 2021 Plan.

Company Earn-Out RSUs

The compensation costs for Company Earn-Out RSUs are accounted for in accordance with ASC 718. In order to capture the market conditions associated with the Company Earn-Out RSUs, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out RSUs’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the grant-date fair value of the Company Earn-Out RSUs on July 1, 2021 was determined to be $2.5 million. The stock options underlying the Earn-Out RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. If the contingent milestones of the Earn-Out RSUs are not met by the seventh anniversary of the Apex Business Combination, the holders of the underlying stock options will not receive the Earn-Out RSUs. For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $0.2 million and $0.6 million, respectively, related to these Earn-Out RSUs.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (“ASC 820”) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

	September 30, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
U.S. treasury bills	$—	$185,868	$—	$185,868
Certificates of deposit	—	1,632	—	1,632
Short term investments:
Certificates of deposit	—	2,003	—	2,003
Total	$—	$189,503	$—	$189,503
Liabilities:
Earn-out shares liabilities:
Earn-out shares (1)	$—	$—	$4,074	$4,074
Other non-current liabilities:
Warrant liabilities (1)	—	247	—	247
Total	$—	$247	$4,074	$4,321

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
U.S. treasury bills	$—	$199,999	$—	$199,999
Certificates of deposit	—	1,433	—	1,433
Short term investments:
Certificates of deposit	—	2,411	—	2,411
Other assets:
Certificates of deposit	—	285	—	285
Total	$—	$204,128	$—	$204,128
Liabilities:
Earn-out shares liabilities:
Earn-out shares (1)	$—	$—	$10,012	$10,012
Other non-current liabilities:
Warrant liabilities (1)	—	458	—	458
Total	$—	$458	$10,012	$10,470

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

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. No customers represented greater than 10% of revenue for the three and nine months ended September 30, 2022 and 2021. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
North America	$29,416	$24,181	$75,648	$62,370
EMEA	19,026	14,799	51,938	39,743
APAC	14,297	14,947	41,145	35,958
Total revenue	$62,739	$53,927	$168,731	$138,071

The following table sets forth revenue generated from customers by country, based outside of North America, and represent more than 10% of the total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Germany	$8,576	$6,267	$22,494	$16,546
Japan	5,087	7,591	15,447	17,278

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Loss per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net loss	$(6,786)	$(9,757)	$(27,041)	$(25,756)
Net income attributable to redeemable noncontrolling interest	(626)	(517)	(1,870)	(1,413)
Net loss attributable to AvePoint, Inc.	$(7,412)	$(10,274)	$(28,911)	$(27,169)
Deemed dividends on preferred stock	—	608	—	(32,928)
Total net loss available to common shareholders	$(7,412)	$(9,666)	$(28,911)	$(60,097)
Denominator:
Weighted average common shares outstanding	180,732	176,621	179,563	126,738
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	180,732	176,621	179,563	126,738

Basic and diluted loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.04)	$(0.05)	$(0.16)	$(0.47)

To arrive at net loss available to common shareholders, the Company deducted net income attributable to the redeemable noncontrolling interest in EduTech and deemed dividends, which related to the redemption, extinguishment, and remeasurement of preferred stock.

For the nine months ended September 30, 2022 and 2021, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	September 30,
	2022	2021
	(in thousands)
Stock options	29,867	31,232
Restricted stock units	8,490	5,437
Warrants	17,905	17,905
Company Earn-Outs	3,000	3,000
Total potentially dilutive securities	59,262	57,574

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

Third Quarter 2022 Business Highlights

 ~~▪~~ 	Total ARR increased 30% to $191.7 million in the Third Quarter 2022 as compared to the Third Quarter 2021;
 ~~▪~~ 	The acquisition of tyGraph, an award-winning platform that allows organizations to organize, measure, and analyze human interactions to accelerate success in the digital workplace, was completed;
 ~~▪~~ 	A new research and development hub in Singapore, which will serve as the Company's international headquarters and foster local talent to support the growing global demand for B2B SaaS solutions, was announced; and
 ~~▪~~ 	Three rigorous audits (ISO 27001:2013 and 27017:2015 frameworks and CSA STAR Level 2), which reflect the Company’s prioritization of security and privacy and its commitment to help all organizations safely manage their digital collaboration data, were completed.

Overview

We strive to be the catalyst of business transformation by empowering organizations to secure digital collaboration data, sustain connections between people, and ensure business resiliency. We help transform data and collaboration so users can be more productive with the latest cloud services, and drive efficiency in delivery and management of those services for infrastructure and operations leaders. Our strategy is focused on supporting cloud and hybrid cloud customers and partners as they transition to and mature their cloud deployments. We do this through our Confidence Platform, a SaaS platform that assists organizations who use Microsoft 365 (“M365”), Google, Salesforce and more than a half dozen additional cloud collaboration platforms. The Confidence Platform (built on AvePoint Online Services) supports the collaboration of more than 9 million users across 7 continents with a scalable, secure, and intelligent architecture, which in turn manages more than 175 PB of content, and is deployed across 14 global data centers, with a 99.9% uptime.

Our privacy and security policies are backed by industry certifications including ISO, SOC2 Type II, and FedRAMP moderate authorization. The intelligence engine driving the Confidence Platform ensures continuing value for customers by using AI to maximize relevant data, provide insights, automate operations, and enable our Control, Fidelity, and Resilience software suites to optimize organizational efficiency, efficacy, and agility.

Part I
Item 2

Our Control Suite enables IT to deliver collaboration services at scale, with automation and repeatable business templates. As a result, organizations can maximize their digital transformation investments by empowering business users with control over licenses, workspaces, and data owned by their departments. Our Fidelity Suite preserves data integrity as organizations undergo digital transformation projects to streamline the way they work from one collaboration system to the next. The Resilience Suite helps organizations comply with data governance regulations, preserve business records for compliance, and ensure business continuity.

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

With our solutions, organizations have the tools to enable rapid and sustainable adoption of critical applications essential to supporting the modern workplace, supporting employee flexibility and improving productivity, like Microsoft Teams. Systems like M365 can now pass security audits and give teams the control they need to have confidence in their cloud investment. Security teams no longer block progress in pursuit of “work from anywhere” initiatives. With our solutions, they can have confidence in their ability to monitor, manage and govern the rapid adoption of new cloud services. Finally, organizations can use our solutions to save time and reduce expenses and can decommission home-grown or point solutions that fail to provide key insights and flexible automation that drive business outcomes. The flexibility, automation, and insights of our solutions enable infrastructure and operations leaders to meet business needs and deliver value.

Part I
Item 2

Key Business Metrics

	September 30,
	2022	2021
Total ARR ($ in mil)	$191.7	$147.5
Core TTM dollar-based net retention rate	106%	110%

Annual Recurring Revenue

We calculate our annual recurring revenue (“ARR”) at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources, with the exception of migration products, from all customers with a contract duration exceeding three months (such customers, our “Core” customers, and such ARR, our “Core ARR”), and the product of the current month’s monthly recurring revenue (“MRR”) multiplied by twelve (to prospectively annualize SaaS and term license and support revenue). MRR-contributing customers are those with a contract duration of three months or less, and customer contracts used in calculating MRR may or may not be extended or renewed by our customers. ARR also includes some recurring professional services revenue, such as recurring TAM services.

As of September 30, 2022 and September 30, 2021, Core ARR was $177.5 million and $139.7 million, respectively, representing growth of 27%. As of September 30, 2022 and September 30, 2021, MRR was $14.2 million and $7.9 million, respectively, representing growth of 80%. Growth in ARR is driven by both new business and the expansion of existing business.

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

SaaS revenue sources are generated from our cloud-based solutions. Term license and support revenue sources are generated from the sales of on-premise or hybrid licenses, which include a distinct support component. Both SaaS and term license and support revenue sources are primarily billed annually, apart from our MRR-contributing customers. SaaS and term license and support are generally sold per user license or based upon the amount of data protected.

Services revenue includes revenue generated from implementation, training, consulting, migration, license customization and managed services. These revenues are recognized by applying a measure of progress, such as labor hours to determine the percentage of completion of each contract. These offerings are not inherently recurring in nature and as such are subject to more period-to-period volatility than other elements of our business. Services revenue from managed services are recognized ratably or on a straight-line basis over the contract term.

Maintenance revenue is a result of selling on-going support for perpetual licenses. It also includes recurring professional services such as TAM. Maintenance revenue is recognized ratably over the term of the maintenance agreement, which is typically one year.

Over time, we expect SaaS and term license and support revenue will increase as a percentage of total revenue, as our focus on increasing revenues from these offerings remains a key strategic priority.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for finance, legal and compliance, human resources, and IT personnel, as well as stock-based compensation expense, external professional services, allocated overhead costs and other administrative functions. Our general and administrative expenses have increased as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services.

Research and Development

Research and development expenses consist primarily of personnel-related expenses incurred for our engineering and product and design teams, as well as stock-based compensation expense and allocated overhead costs. We have a research and development presence in the United States, China, Singapore and Vietnam. This provides a strategic advantage, allowing us to efficiently invest in both new product development and increasing our existing product capabilities. We believe delivering expanding product functionality is critical to enhancing the success of existing customers while new product development further reinforces our breadth of software solutions.

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

Part I
Item 2

Results of Operations

The below period-to-period comparisons of operating results are not necessarily indicative of results for future periods.

Comparison of Three Months Ended September 30, 2022 and September 30, 2021

Revenue

The components of AvePoint’s revenue during the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$29,959	$22,410	$7,549	33.7%
Term license and support	18,288	17,477	811	4.6%
Services	10,458	8,143	2,315	28.4%
Maintenance	3,754	5,293	(1,539)	(29.1)%
Perpetual license	280	604	(324)	(53.6)%
Total revenue	$62,739	$53,927	$8,812	16.3%

Total revenue increased 16.3% to $62.7 million for the three months ended September 30, 2022, primarily as a result of an increase in SaaS, and services revenue. SaaS revenue increased 33.7% to $30.0 million for the three months ended September 30, 2022, and services revenue increased 28.4% to $10.5 million for the three months ended September 30, 2022, as we saw strong customer demand for these offerings.

Part I
Item 2

These increases were partially offset by a decrease in maintenance revenue, which decreased 29.1% to $3.8 million for the three months ended September 30, 2022.

Our revenue from perpetual license and maintenance offerings is expected to continue declining as we shift away from the sale of perpetual licenses and towards SaaS and term licenses. Without material perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing customers have and will continue to transition to SaaS and term licenses, which will continue the decline in maintenance revenue. Term license and perpetual license revenue for the three months ended September 30, 2022 and 2021 includes $13.9 million and $14.7 million of revenue recognized at a point of time, respectively.

For the three months ended September 30, 2022, total revenue increased 26% year over year on a constant currency basis. Within total revenue, SaaS revenue increased 45% year over year on a constant currency basis.

Revenue by geographic region for the three months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
North America	$29,416	$24,181	$5,235	21.6%
EMEA	19,026	14,799	4,227	28.6%
APAC	14,297	14,947	(650)	(4.3)%
Total	$62,739	$53,927	$8,812	16.3%

From the three months ended September 30, 2021 to the three months ended September 30, 2022, North America experienced a $5.2 million increase in revenue driven by a $5.6 million increase in SaaS, term license and support, and services, partially offset by a $0.4 million decrease in maintenance revenue. EMEA experienced a $4.2 million increase in revenue driven by a $3.4 million increase in SaaS and term license and support revenue and a $1.3 million increase in service revenue, partially offset by a $0.5 million decrease in maintenance revenue. APAC experienced a $0.7 million decrease in revenue driven by a $1.6 million increase in SaaS revenue and an approximate $0.6 million increase in services revenue, partially offset by a combined $2.8 million decrease in term license and support, maintenance and perpetual license revenue. The overall decrease in maintenance and perpetual license revenue in each geography is due to AvePoint’s continued shift towards SaaS and term license and support offerings. Services revenue is expected to fluctuate as the offerings are not inherently recurring in nature.

For the three months ended September 30, 2022, revenue for EMEA increased 50% and revenue for APAC increased 9% year-over-year on a constant currency basis.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$7,011	$4,866	$2,145	44.1%
Term license and support	515	211	304	144.1%
Services	9,113	9,435	(322)	(3.4)%
Maintenance	189	710	(521)	(73.4)%
Total cost of revenue	$16,828	$15,222	$1,606	10.6%
Gross profit	45,911	38,705	7,206	18.6%
Gross margin	73.2%	71.8%	—	—

GAAP cost of revenue	$16,828	$15,222	$1,606	10.6%
Stock-based compensation expense	(667)	(2,428)	1,761	(72.5)%
Non-GAAP cost of revenue	$16,161	$12,794	$3,367	26.3%
Non-GAAP gross profit	46,578	41,133	5,445	13.2%
Non-GAAP gross margin	74.2%	76.3%	—	—

Cost of revenue increased 10.6% to $16.8 million for the three months ended September 30, 2022, driven by a $2.3 million increase from higher aggregate hosting costs resulting from increased SaaS revenue, $0.9 million related to increased professional services costs, and $0.7 million in higher personnel costs. Stock-based compensation decreased the cost of revenue by $1.8 million.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$27,201	$25,186	$2,015	8.0%
Percentage of revenue	43.4%	46.7%	—	—

GAAP sales and marketing	$27,201	$25,186	$2,015	8.0%
Stock-based compensation expense	(2,847)	(2,171)	(676)	31.1%
Non-GAAP sales and marketing	$24,354	$23,015	$1,339	5.8%
Non-GAAP percentage of revenue	38.8%	42.7%	—	—

Sales and marketing expenses increased approximately 8.0% to $27.2 million for the three months ended September 30, 2022. The increase was driven by a $1.6 million increase in personnel costs from higher headcount as well as increasing labor costs, and also from a $0.4 million increase in travel costs, which have risen as business has returned to a more normalized pre-pandemic state. This was offset by a $0.6 million decrease in marketing spend, which was higher in the prior-year period as a result of media exposure and external marketing events related to becoming a publicly traded company. Stock-based compensation increased the overall sales and marketing expense by approximately $0.7 million year over year.

General and Administrative

General and administrative expenses during the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$16,365	$22,230	$(5,865)	(26.4)%
Percentage of revenue	26.1%	41.2%	—	—

GAAP general and administrative	$16,365	$22,230	$(5,865)	(26.4)%
Stock-based compensation expense	(5,060)	(13,020)	7,960	(61.1)%
Non-GAAP general and administrative	$11,305	$9,210	$2,095	22.7%
Non-GAAP percentage of revenue	18.0%	17.1%	—	—

General and administrative expenses decreased 26.4% to approximately $16.4 million for the three months ended September 30, 2022. The primary year over year increase was attributed to a $1.8 million increase in personnel costs resulting from higher headcount as the Company continues to expand and the additional need for finance and administrative personnel as the Company transitioned to a publicly traded company. Stock-based compensation decreased general and administrative expenses by $8.0 million year over year. The stock-based compensation in 2021 was primarily attributable to a one-time compensation expense to a group of AvePoint's international employees.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$8,953	$19,648	$(10,695)	(54.4)%
Percentage of revenue	14.3%	36.4%	—	—

GAAP research and development	$8,953	$19,648	$(10,695)	(54.4)%
Stock-based compensation expense	(1,035)	(15,057)	14,022	(93.1)%
Non-GAAP research and development	$7,918	$4,591	$3,327	72.5%
Non-GAAP percentage of revenue	12.6%	8.5%	—	—

Research and development expenses decreased 54.4% to $9.0 million for the three months ended September 30, 2022. Research and development had an increase in personnel costs of approximately $2.0 million as a result of higher compensation costs as the Company seeks to expand development of new offerings and improvements to existing offerings. The Company grew its R&D headcount 43% year over year. The remaining difference was driven by various costs as the Company continues to expand its operations. Stock-based compensation contributed $14.0 million of the decrease, as a result of a one-time compensation expense relating to existing stock-based compensation awards to a group of AvePoint's international employees.

Income Tax Provision

Income tax benefit during the three months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Income tax expense (benefit)	$336	$(5,521)	$5,857	(106.1)%

AvePoint's income tax expense for the three months ended September 30, 2022 was $0.3 million, as compared to a tax benefit of $5.5 million for the three months ended September 30, 2021. The effective tax rate was (5.2)% for the three months ended September 30, 2022 compared to 36.3% for the three months ended September 30, 2021. The change in effective tax rates for the three-month period ended September 30, 2022 as compared to the three-month period ended September 30, 2021 was primarily due to the mix of pre-tax loss results by jurisdictions taxed at different rates, changes in valuation allowance, and stock-based compensation.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up valuation allowance, which may result in income tax expense in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss. As of September 30, 2022, the Company has determined on a more likely than not basis that sufficient taxable income will exist in the future to realize its US deferred tax assets.  However, it is possible that if the Company incurs significant losses and reduces its projected taxable income a substantial valuation allowance to reduce its US deferred tax assets may be required which would materially increase tax provision in the period the allowance is recognized.

Comparison of Nine Months Ended September 30, 2022 and September 30, 2021

Revenue

The components of AvePoint’s revenue during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$84,131	$61,255	$22,876	37.3%
Term license and support	42,501	37,292	5,209	14.0%
Services	29,231	21,361	7,870	36.8%
Maintenance	12,262	16,160	(3,898)	(24.1)%
Perpetual license	606	2,003	(1,397)	(69.7)%
Total revenue	$168,731	$138,071	$30,660	22.2%

Total revenue increased 22.2% for the nine months ended September 30, 2022, primarily as a result of an increase in SaaS, services, and term license and support revenue. For the nine months ended September 30, 2022, SaaS revenue increased 37.3% to $84.1 million, services revenue increased 36.8% to $29.2 million, and term license and support revenue increased 14.0% to $42.5 million, as we continued to see strong customer demand for these offerings.

Part I
Item 2

These increases were partially offset by a 24.1% decrease in maintenance revenue for the nine months ended September 30, 2022.

Term license and perpetual license revenue for the nine months ended September 30, 2022 and 2021 includes $30.0 million and $29.6 million of revenue recognized at a point of time, respectively.

Total revenue for the nine months ended September 30, 2022 increased 30% year over year on a constant currency basis. Within total revenue, SaaS revenue increased 46% year over year on a constant currency basis.

Revenue by geographic region for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
North America	$75,648	$62,370	$13,278	21.3%
EMEA	51,938	39,743	12,195	30.7%
APAC	41,145	35,958	5,187	14.4%
Total	$168,731	$138,071	$30,660	22.2%

From the nine months ended September 30, 2021 to the nine months ended September 30, 2022, North America experienced a $13.3 million increase in revenue driven primarily by a $10.9 million increase in SaaS and a $3.1 million increase in term license and support revenue. This was partially offset by a combined $1.1 million decrease in maintenance and perpetual license revenue. EMEA experienced a $12.2 million increase in revenue driven by a $10.1 million increase in SaaS and term license and support revenue and a $3.9 million increase in services revenue. This growth was partially offset by a combined $1.8 million decrease in maintenance and perpetual license revenue. APAC experienced a $5.2 million increase in revenue driven by a $4.0 million increase in SaaS and term license and support revenue and a $3.6 million increase in services revenue, partially offset by a $2.4 million decrease in maintenance and perpetual license revenues. The overall decrease in maintenance and perpetual license revenue in each geography is due to AvePoint’s continued shift towards SaaS and term license and support offerings. Services revenue is expected to fluctuate as the offerings are not inherently recurring in nature.

For the nine months ended September 30, 2022, revenue for EMEA increased 47% and revenue for APAC increased 28% year-over-year on a constant currency basis.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$18,651	$13,870	$4,781	34.5%
Term license and support	1,573	714	859	120.3%
Services	25,922	21,528	4,394	20.4%
Maintenance	739	1,608	(869)	(54.0)%
Total cost of revenue	$46,885	$37,720	$9,165	24.3%
Gross profit	121,846	100,351	21,495	21.4%
Gross margin	72.2%	72.7%	—	—

GAAP cost of revenue	$46,885	$37,720	$9,165	24.3%
Stock-based compensation expense	(1,948)	(2,790)	842	(30.2)%
Non-GAAP cost of revenue	$44,937	$34,930	$10,007	28.6%
Non-GAAP gross profit	123,794	103,141	20,653	20.0%
Non-GAAP gross margin	73.4%	74.7%	—	—

Cost of revenue increased 24.3% to $46.9 million for the nine months ended September 30, 2022, driven by a $5.7 million increase from higher aggregate hosting costs resulting from increased SaaS revenue, $1.8 million related to increased personnel costs, and $2.3 million from contracted hires. Stock-based compensation decreased the cost of revenue by $0.8 million.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$81,429	$73,488	$7,941	10.8%
Percentage of revenue	48.3%	53.2%	—	—

GAAP sales and marketing	$81,429	$73,488	$7,941	10.8%
Stock-based compensation expense	(8,705)	(13,073)	4,368	(33.4)%
Non-GAAP sales and marketing	$72,724	$60,415	$12,309	20.4%
Non-GAAP percentage of revenue	43.1%	43.8%	—	—

Sales and marketing expenses increased 10.8%, to $81.4 million for the nine months ended September 30, 2022, driven by higher personnel and marketing costs. The increase in personnel costs was primarily due to higher headcount as the Company continues to expand, while the increase in marketing costs was driven by media exposure, branding and events. The $4.4 million decline in stock-based compensation partially offset the overall increase in sales and marketing expense.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$48,229	$44,186	$4,043	9.1%
Percentage of revenue	28.6%	32.0%	—	—

GAAP general and administrative	$48,229	$44,186	$4,043	9.1%
Stock-based compensation expense	(14,825)	(19,375)	4,550	(23.5)%
Non-GAAP general and administrative	$33,404	$24,811	$8,593	34.6%
Non-GAAP percentage of revenue	19.8%	18.0%	—	—

General and administrative expenses increased 9.1% to approximately $48.2 million for the nine months ended September 30, 2022. The increase was primarily related to personnel costs, insurance, and professional services, as well as expenses related to the I-Access and tyGraph acquisitions. The increase in personnel costs was the result of higher headcount from the acquisitions, and as required as the Company continues to expand. The increase in insurance costs was driven by additional insurance coverage necessary for operating as a publicly traded company. The increase in professional service costs was driven by increased consumption of compliance, legal, consulting and insurance services due to the public listing of the Company's securities as well as the I-Access and tyGraph acquisitions. These increases were offset primarily by a $4.6 million decrease of stock-based compensation.

Part I
Item 2

Research and Development

Research and development expenses during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$23,247	$27,633	$(4,386)	(15.9)%
Percentage of revenue	13.8%	20.0%	—	—

GAAP research and development	$23,247	$27,633	$(4,386)	(15.9)%
Stock-based compensation expense	(2,809)	(15,237)	12,428	(81.6)%
Non-GAAP research and development	$20,438	$12,396	$8,042	64.9%
Non-GAAP percentage of revenue	12.1%	9.0%	—	—

Research and development expenses decreased 15.9% to $23.2 million for the nine months ended September 30, 2022. Stock-based compensation contributed a decrease of $12.4 million year over year, primarily as a result of a one-time compensation expense related to existing stock-based compensation awards to a group of AvePoint's international employees. The primary driver of the remaining $8.0 million increase resulted from higher compensation costs for research and development personnel as the Company seeks to expand development of new offerings and improvements to existing offerings.

Income Tax Provision

Income tax benefit during the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Income tax expense (benefit)	$99	$(6,633)	$6,732	(101.5)%

AvePoint's income tax expense for the nine months ended September 30, 2022 was $0.1 million, as compared to a tax benefit of $6.6 million for the nine months ended September 30, 2021. The effective tax rate was (0.4)% for the nine months ended September 30, 2022 compared to 20.5% for the nine months ended September 30, 2021. The change in effective tax rates for the nine-month period ended September 30, 2022 as compared to the nine-month period ended September 30, 2021 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, changes in valuation allowance, and stock-based compensation.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up valuation allowance which may result in income tax expense in the Company’s condensed consolidated statements of operations and condensed statements of comprehensive loss. As of September 30, 2022, the Company has determined on a more likely than not basis that sufficient taxable income will exist in the future to realize its US deferred tax assets.  However, it is possible that if the Company incurs significant losses and reduces its projected taxable income a substantial valuation allowance to reduce its US deferred tax assets may be required which would materially increase tax provision in the period the allowance is recognized.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Non-GAAP operating income (loss)	$2,182	$3,991	$(4,731)	$4,656
Non-GAAP operating margin	3.5%	7.4%	(2.8)%	3.4%

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

GAAP operating margin for the nine months ended September 30, 2022 and 2021 was (19.6)% and (33.2)%, respectively. The reduction in non-GAAP operating margin was primarily attributable to the significant investment in the business as well as increased expenses related to becoming a publicly traded company. The following table presents a reconciliation of non-GAAP operating income (loss) from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Loss from operations	$(7,427)	$(28,685)	$(33,018)	$(45,819)
Add:
Stock-based compensation	9,609	32,676	28,287	50,475
Non-GAAP operating income (loss)	$2,182	$3,991	$(4,731)	$4,656
Non-GAAP operating margin	3.5%	7.4%	(2.8)%	3.4%

Liquidity and Capital Resources

As of September 30, 2022, we had $217.8 million in cash and cash equivalents and $2.0 million in short-term investments.

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

We also maintain a loan and security agreement with HSBC Venture Bank USA Inc. (“HSBC”) as lender for a revolving line of credit of up to $30.0 million. The line bears interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5%. The line will mature on April 7, 2023. We are required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by HSBC each quarter. We pledged, assigned and granted the HSBC a security interest in all shares, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations. As of September 30, 2022, we are compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

We believe that our existing cash, cash equivalents, short-term investments and, our cash flows from operating activities, and our borrowing capacity under our credit facility with HSBC. are sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants.

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(6,893)	$(3,965)
Net cash used in investing activities	(22,817)	(2,083)
Net cash (used in) provided by financing activities	(17,760)	197,608

Part I
Item 2

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $6.9 million, reflecting AvePoint’s net loss of $27.0 million, adjusted for non-cash items of $32.3 million and net cash outflows of $12.2 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation partially offset by a decrease in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to timing of customer invoices and decrease in prepaid expenses and other current assets primarily related to prepaid insurance in and an increase in accrued expenses primarily due to the accrued bonuses, commissions and VAT/sales tax payable.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $22.8 million. It consisted of $180.5 million of purchases of short-term investments, $18.6 million as a result of acquisition activities and $3.4 million of purchases of property and equipment, $1.2 million capitalization of internal use software, partially offset by $180.8 million in the maturity of short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2021 was $2.1 million. It consisted of $1.5 million of purchases of property and equipment, and $0.6 million in purchases of investments.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $17.8 million. The primary driver of cash flows from financing activities was due to $19.6 million in purchases of common stock, partially offset by $1.8 million of proceeds from the exercising of stock options.

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

To date, we are in compliance with all covenants under the Second Amended Loan Agreement. We have not at any time, including as of and for the nine months ended September 30, 2022, borrowed under the Second Amended Loan Agreement. The description of the Second Amended Loan Agreement is qualified in its entirety by the full text of the form of such agreement, a copy of which is attached as an exhibit to our Annual Report.

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of September 30, 2022, the commitments related to these operating leases is $19.8 million, of which $6.2 million is due in the next twelve months.

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

Seasonality

Our quarterly revenue typically grows sequentially from the first quarter through the fourth quarter of any fiscal year and then resets to a lower level in the first quarter of the following year. Historically, our third and fourth quarters have been our highest revenue quarters, however those results are not necessarily indicative of future quarterly revenue or full year results. Higher third and fourth quarter revenue is driven primarily by increased sales resulting from our customers’ fiscal year ends. Additionally, new product and service introductions (including the timing of those introductions) can significantly impact revenue. Revenue can also be affected when consumers and customers anticipate a product introduction. Our operating expenses have generally increased sequentially due to increases in personnel in connection with the expansion of our business.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We will be an emerging growth company at least until our next determination date, which is the last day of our second fiscal quarter in 2023. As a result, we have elected to avail ourselves of the extended transition period and will take advantage of the benefits of the extended transition period emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. The next determination date as to whether we have satisfied the criteria set forth in the foregoing (b), (c), and (d) is the last day of our second fiscal quarter in 2023.

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to potential economic risk from interest rates, foreign exchange rates, and concentration of credit. We have considered changes in our exposure to market risks during the nine months ended September 30, 2022 and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $270.6 million as of December 31, 2021. We hold cash and cash equivalents, marketable securities, and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements. As of September 30, 2022, we had no outstanding obligations under our line of credit with HSBC under the Second Amended Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 or during the nine months ended September 30, 2022 due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial and accounting officer have concluded that our audited Consolidated Financial Statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiencies described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that these deficiencies constitute material weaknesses. Based upon the evaluation described above, our management identified the following material weaknesses in internal control over financial reporting in fiscal year 2020 which continued to exist during the nine months ended September 30, 2022:

▪	the completeness and accuracy of financial accounting, reporting and disclosures;
▪	the identification, review and accounting for nonroutine transactions and/or complex accounting transactions; and
▪	segregation of duties with respect to the processing of financial transactions.

Remediation of Material Weaknesses

Our management has been and continues to be committed to remediating these material weaknesses and has identified and implemented several steps to enhance our internal controls over financial reporting. We have implemented a remediation plan (the “Remediation Plan”), the actions under which coincide with and are incorporated into our overarching Sarbanes-Oxley Act of 2002 (“SOX”) compliance implementation plan. The Remediation Plan actions include, but are not limited to:

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

Changes in Internal Control Over Financial Reporting

Other than the Remediation Plan discussed above and the ongoing implementation of measures under the Remediation Plan designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team, there have been no changes in internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as we continue to implement the Remediation Plan, we will change our processes and procedures, which in turn could result in changes to our internal control over financial reporting. As such changes occur, we will evaluation quarterly whether such changes materially affect our internal control over financial reporting.

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

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended September 30, 2022, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

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

Part II

Items 2, 3, 4, and 5

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2022, we did not issue any shares of our Common Stock or any other equity securities without registration under the Securities Act of 1933, as amended.

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

The following table presents information with respect to Common Stock shares repurchased under the Share Repurchase Program during the three months ended September 30, 2022:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the Share Repurchase Program(3)
July 1, 2022 - July 31, 2022	1,783,203	$4.6210	3,684,865	$131,701,840.43(4)
August 1, 2022 - August 31, 2022	Nil	Nil	3,684,865	$131,701,840.43(4)
September 1, 2022 - September 30, 2022	285,172	$4.4064	3,970,037	$130,445,252.71(4)

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

AVEPOINT, INC.

Date: November 14, 2022	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)