Form 10-K
period 2022-12-31
AvePoint, Inc.
filed 2023-03-31
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant was $419,868,677.90 based on the closing sale price as reported by Nasdaq. As of March 31, 2023, there were 191,399,177 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 16, 2023, are incorporated by reference into Part III.

AVEPOINT, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) of AvePoint, Inc. (hereinafter referred to as the “Company,” “AvePoint,” “we," “us” and “our”) includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, as well as descriptions of the risks and uncertainties that could cause actual results and events to differ materially, may appear throughout this Annual Report, including in the following sections: “Business” (Part I, Item 1 of this Annual Report), “Risk Factors” (Part I, Item 1A of this Annual Report), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report), and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report). These risks and uncertainties also include, but are not limited to, those described from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).

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

In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications.

PART I

Item 1

ITEM 1. BUSINESS

Company Overview

AvePoint provides a cloud-native software platform that organizations rely on to optimize IT operations, manage critical data and secure the digital workplace. As companies globally embrace the new normal of hybrid work, they must build and deliver a new, seamless workplace experience for knowledge workers, centered around an extensive portfolio of Software-as-a-Service (“SaaS”) solutions and productivity applications aimed at improving collaboration across the organization.

The adoption of this portfolio of solutions – what has been generally described as the “digital transformation” – is a substantial and ongoing challenge for most organizations, which for decades had used only a small number of multi-purpose on-premises applications to drive business outcomes. However, to build and deliver an efficient digital workplace today, companies must manage this range of applications – and the associated explosive growth and sprawl of data – with a platform offering that is well governed, fit for purpose, easy to use and built on automation.

AvePoint’s Confidence Platform empowers organizations – of all sizes, in all regions, and across all industries – to optimize and secure the solutions that most commonly establish and underpin the digital workplace. As our customers seek to rapidly reduce costs, improve productivity and make more informed business decisions, they depend on our platform for data-driven insights, critical business intelligence and ongoing operational value through automation.

Platform Overview

The AvePoint Confidence Platform delivers a comprehensive set of SaaS solutions, empowering users in a variety of technology roles – including IT operations, development operations and cybersecurity – to monitor and secure the digital workplace.

Built on top of Platform-as-a-Service (“PaaS”) architecture, the AvePoint Confidence Platform offers modularity and combines cloud services architecture with tailored, industry-specific functionality to address critical operational challenges and the ongoing management of data, as organizations leverage a variety of third-party cloud vendors, including Microsoft, Salesforce, Google, AWS, Box, DropBox and others. To drive modernization efforts, the platform also provides extensions to the functionality of existing cloud services as well as new applications, all while leveraging the common underlying SaaS services for data, process, user experience and integration.

The AvePoint Confidence Platform, and the applications that it powers, is organized into three interconnected “suites” of functionality—each targeting a core set of business drivers and customer needs. Those suites are:

■

The Control Suite efficiently ensures the sustainability and operational capacity of the digital workplace by providing a ready-made framework for automated governance and policy enforcement. This allows infrastructure and operations teams to protect business-critical information across collaborative workspaces.

■

The Resilience Suite enables organizations to efficiently and effectively comply with data protection regulations, preserve critical records, and ensure business continuity. This provides regulatory, audit, and risk management teams with the assurance that the organization is meeting its compliance obligations.

■

The Modernization Suite transforms legacy data to allow it use by modern SaaS platforms and transforms legacy business processes into modern end-user business applications. It empowers modernization and change management teams to drive digital transformation across the organization, and to measure and accelerate the impact of this transformation on employee experience and engagement.

Built with security and scale in mind, AvePoint’s cloud-native platform is available across 14 global data centers. Our multi-tenant architecture is designed to immediately provide customers the latest enhancements and upgrades, and the platform is ISO 27001:2013 and ISO 27017:2015 certified and has received SOC 2 Type II accreditation and FedRAMP (Moderate) Authorization.

PART I

Item 1

Within each suite are a number of products addressing critical customer needs. Our products are typically licensed according to the number of users, while some include a consumption-based component. Lastly, because our platform is built upon a common data engine and common data layer, the purchase of products from multiple suites provides an incremental benefit to customers in the form of more intelligent and relevant data insights and automation.

■	The Control Suite contains products which offer the following capabilities:
o	Operationalize collaborative workspaces: centralize the management of SaaS solutions and productivity applications, with the flexibility to configure and delegate control for different end-users;
o	Regulatory compliance automation: Implement, enforce, and prove that access and configuration policies across collaborative workspaces comply with internal or regulatory requirements;
o	Access and risk management: gain insight into who has access to critical data and where the company is at risk; and
o	Cost optimization: maximize the return on SaaS subscription investments through real-time management and allocation of entitlements;
■	The Resilience Suite contains products which offer the following capabilities:
o

Backup-as-a-Service: support workloads in cloud infrastructure-as-a-Service and PaaS, including protection against ransomware, accidental deletions and user error in a variety of SaaS applications, as well as support for a range of on-premises workloads;

o	Data classification: automate data tagging, classification and protection to prevent loss;
o	Storage optimization: archive stale content from active systems to reduce costs and improve workspace quality and user experience; and
o	Records management: ensure content compliance and proper records retention with process automation.
■	The Modernization Suite contains products which offer the following capabilities:
o

Data modernization and restructuring: seamlessly move and transform legacy data to allow its use by modern SaaS platforms, and ensure that unstructured data can be easily restructured to reflect ongoing changes in the business;

o	Process modernization: transform manual processes with built-in data insights and process automation for Line of Business and role-based applications; and
o	Workforce transformation measurement: enable employees to thrive in the digital workplace by ensuring organizational leaders understand employee engagement and sentiment.

Our Growth Strategy

Our aggressive pursuit of the large market opportunity we see includes the following growth strategies:

■

Expand our Platform Opportunity. We have built a differentiated platform that enables organizations to integrate modern applications, and our goal is to continually invest in technologies that improve the digital workplace experience. We will introduce new and adjacent products to extend our current operational and data management story and to improve the functionality of existing products and features. We also have invested and will continue to invest in opportunities beyond the Microsoft ecosystem.

■

Grow our Customer Base. The market we are targeting is rapidly growing and largely unpenetrated. We sell to organizations of all sizes, in all regions of the world, and across a broad array of industries. While historically we primarily focused on larger, more highly regulated enterprises, the offering of our platform as a SaaS solution makes it more accessible to and in demand from small and medium-sized organizations. We intend to drive new customer growth by leveraging our global partner ecosystem and through the expansion of our direct sales force.

■

Increase Customer Lifetime Value with Customer Success. We constantly seek to increase customer satisfaction, decrease time to value, reduce customer churn and set up successful land and expand opportunities. To do so, we have made significant investments in our customer success program and in technology which provides additional telemetry to enhance our understanding of how our customers use our solutions, which we believe will deepen our relationships with existing customers.

■

Grow and Cultivate our Partner and Channel Network. We believe that building and cultivating strategic relationships with partners will enable us to penetrate those markets in which we previously lacked presence and those in which we have a presence that can be expanded. Our partner and channel network today touches all aspects of our business, but we believe there is a particular opportunity with our small and mid-sized customers and prospects.

■

Opportunistically Pursue Strategic Acquisitions. Acquisitions are an important growth driver for our business. We completed four acquisitions in 2022, and we expect to continue acquiring businesses and technologies or entering into joint ventures and strategic alliances as part of our long-term business strategy. This may include acquiring complementary products, technologies, and/or businesses that reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, improve our internal business and operating systems, and enhance our technological capabilities.

PART I

Item 1

Sales, Marketing and Customers

Sales

Our global go-to-market strategy allows us to efficiently sell to and serve the needs of organizations across market segments and geographies. This strategy, which combines the expertise of our highly-trained direct sales force with the leverage of valuable indirect routes to the market, including our strong partner ecosystem, has created a powerful and differentiated go-to-market approach. In addition, our increased investments in our customer success program positions us to continue expanding within our existing customer base, which we believe remains a significant growth opportunity.

Our direct sales force is organized by geography and customer size.

In addition, we employ a number of indirect routes to market, which include the following:

■	Channel Ecosystem. We leverage the resources of our partner and channel community across customers of all segments. We expect that partner sourced revenue will account for a growing portion of our revenue for the foreseeable future.
■	Partner Marketplaces. AvePoint is transactable in more than 100 marketplaces around the world through our distribution and marketplace partners. We leverage marketplaces to create operational efficiencies with automation in procurement and provisioning, and to grow and scale our acquisition of the small business market, primarily through managed service providers (“MSPs”).
■	Microsoft Partnership. We are a Microsoft Gold Certified Partner, ranking in the global top 5 in Microsoft’s IP-Co-Sell program. Microsoft sellers are incentivized to develop a pipeline, share sales leads, and accelerate sales of AvePoint solutions, and we plan to continue adding to the number of co-sell ready solutions currently available.

These collective efforts are supported by our customer success team, which employs a proactive relationship-focused approach designed to ensure that our valued customers get the care they need to rapidly deploy, and receive value from, their technology investment in us.

Marketing

Our global marketing organization focuses on enhancing the AvePoint brand and building awareness and demand generation through multi-platform campaigns that leverage our expertise, content, technical resources and customer stories. We rely on multiple marketing and sales automation tools to efficiently identify and market to the correct individuals at target companies using product and industry specific criteria.

Customers

We sell to organizations of all sizes, in all regions of the world, and across a broad array of industries. Our customers are located in more than 100 countries and, as of December 31, 2022, numbered more than 17,000.

We classify our customer base by size and geography:

■	Small Business (“SMB”) segment. Companies with fewer than 500 user seats.
■	Mid-Market segment. Companies with greater than 500 but fewer than 5,000 user seats.
■	Enterprise segment. Companies with greater than 5,000 user seats.
■	Geography. Classification is based on the customer’s billing address and is divided into (1) North America; (2) Europe, the Middle East, and Africa (“EMEA”); and (3) Asia-Pacific (“APAC”).

PART I

Item 1

Research And Development

We constantly seek to develop new offerings, drive improvements to our existing offerings, and enhance support of our existing customer deployments. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, automated software development process that has allowed us to quickly deliver high-quality products and services and adapt to market changes and new requirements. We believe delivering and expanding product functionality is critical to enhancing the success of existing customers while new product development further reinforces our breadth of solutions.

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

Competition

While certain companies offer products with features similar to those embedded in our individual solutions and with which we compete in certain tactical use cases, we do not believe that any company offers the same breadth of functionalities that we offer in a single integrated platform. Unlike traditional vendors primarily focused on data management, data governance, or migration, we address a spectrum of SaaS solutions and productivity applications for the digital workplace.

The standalone point solutions we frequently encounter often fail to meet the needs of our customers, due to limitations in breadth of functionality, ease of use, scalability, rigor of security protocols, integration with third-party applications and data sources, time to value and total cost of ownership.

Seasonality

Our quarterly revenue fluctuates and does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue against another (e.g. comparing the fourth fiscal quarter of fiscal year 2021 against the first fiscal quarter of fiscal year 2022). Historically, our third and fourth quarters have been our highest revenue quarters, however those results are not necessarily indicative of future quarterly revenue or full year results. Higher third and fourth quarter revenue is driven primarily by increased sales resulting from our customers’ fiscal year ends. Additionally, new product and service introductions (including the timing of those introductions) can significantly impact revenue. Revenue can also be affected when customers anticipate a product introduction. Our operating expenses have generally increased sequentially due to increases in personnel in connection with the expansion of our business.

PART I

Item 1

Human Capital Resources

The success of our people is the success of our Company, making our talent strategy a core focus of our operations. We received accolades from multiple publications around the world designating us as a “best place to work” in 2022. Our key human capital objectives in managing our business includes attracting and developing top talent, engaging our team in an environment where they thrive, and integrating diversity, equity, and inclusion principles into our core operating practices.

Our values are long-held beliefs that guide the behaviors of our global teams and are foundational to our present and future success. These are not ‘statements on a wall’ but a true representation of how we act as a team:

■	Agility: We value quick, informed decision-making to meet and exceed customer expectations. We subscribe to a growth mindset, which contributes to our entrepreneurial and learning spirit.
■	Passion: Drive and energy are contagious here; we are not just going through the motions. We do things that are impactful and, as a result, amplify our customers’ success.
■	Teamwork: We are invested in the success of our colleagues, partners, customers, and communities. We do this by promoting global collaboration and taking pride in helping, sharing, mentoring, and coaching each other.

Employees

As of December 31, 2022, we had 2,187 employees globally. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. Our professional staff includes programmers, data and computer scientists, electrical and mechanical engineers, software and hardware specialists, project managers, sales and marketing professionals, attorneys, and CPAs. None of our employees are represented by a labor union with respect to their employment. We are not aware of any employment circumstances that are likely to disrupt our work efforts. See the section titled “Risk Factors” (Part I, Item 1A of this Annual Report) for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

Recruitment and Internal Mobility

We want to attract a pool of diverse and exceptional candidates and support their career growth once they join our team. We seek to hire based on talent rather than solely on educational pedigree, and have provided many job openings, including in our local communities, for capable workers from various backgrounds to learn valuable skills in critical operations such as business development, sales, customer support, and customer service. In our evaluation and career development efforts, we also emphasize internal mobility opportunities for employees to drive professional development. Our goal is a long-term, upward-bound career for every employee, which we believe also drives our retention efforts. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and incentivize employee referrals for open positions.

Rewards

We strive to provide globally a competitive suite of pay, comprehensive benefits, and services. We incentivize performance through a combination of competitive base pay, performance-based cash incentives and long-term incentives in the form of equity. We believe this combination fosters a strong sense of ownership, aligns the interests of employees with our stockholders, and increases stockholder value and our overall success.

PART I

Item 1

Environmental, Social and Governance Matters

We recognize the importance of environmental, social and governance (“ESG”) matters and how they impact our stakeholders. We believe appropriately responding to ESG issues is an important component of corporate social responsibility and comprehensive fiscal management. In light of the continued importance surrounding ESG matters, we are active in establishing and improving programs, practices and policies to maximize the benefit to AvePoint, our stockholders, our employees, and the communities we impact. We believe that strong ESG programs and practices are critical to attracting the best talent, executing on our strategies, maintaining a robust supplier and channel partner base, and innovating to meet our consumers’ evolving expectations.

AvePoint’s policies, practices and programs include engagement with external stakeholders to understand their priorities and obtain their feedback, coordination of relevant company projects and initiatives, and alignment with AvePoint’s strategies and implementation. In 2022, in furtherance of its commitment to ESG matters, AvePoint designated the Board’s Nominating and Corporate Governance Committee to oversee ESG matters, and the Nominating and Corporate Governance Committee approved the charter for an ESG committee within AvePoint with the involvement of internal stakeholders.

In 2023, we expect to continue to explore, and report on, our efforts to expand on ESG opportunities. Our future ESG disclosures will be informed by an internal ESG prioritization assessment to be undertaken in 2023, which will assess topics based on their potential impact to both business value creation and environmental and societal impact more broadly.

To that end, AvePoint is committed to transparent reporting on ESG matters and, therefore, has provided additional disclosure below related to the goals and relevant metrics of our ESG program to allow our stakeholders to be informed about our progress.

1. Environmental

Workplace Practices

Across our twenty-five offices, we strive to reduce our environmental footprint, operate more efficiently, and engage our personnel in social initiatives that directly impact their lives. To fulfill our aim of integrating environmental sustainability into everything we do, we have implemented numerous projects across our operations, including a company-wide paperless campaign and a computer recycling project, to reduce energy consumption and the use of non-renewable resources in our workplaces. Our Jersey City headquarters and our Arlington and Chicago offices are LEED certified, and our Singapore office is a Green Mark Platinum building. In addition, our Japan office takes many steps to maximize its energy efficiency, including:

■	Maintenance and inspection to maintain efficient operation and performance of facilities using BEMS data;
■	Operation with appropriate indoor temperature and humidity settings;
■	Introduction of LEDs in common areas;
■	Replacement of heat sources and air conditioners with high-efficiency equipment;
■	Implementation of energy conservation meetings among operators, management companies, and construction companies; and
■	Donation of carbon credits to the Tokyo Metropolitan Government under the cap-and-trade system (4,000 t-CO2)

Cloud Computing for the Good of All

AvePoint was an early mover to transition from traditional on-premises software solutions to software-as-a-service and hybrid deployments. Not only does cloud computing help meet the business needs of our customers, but it also has tremendous benefits to the environment, including greater energy efficiency, lower carbon emissions, and reduced carbon footprints.

In addition to many of AvePoint’s own workers saving resources by working remotely, our software supports customers in offering remote opportunities to their workforces, which helps them to reduce the environmental impacts of commuting and energy usage and waste production at physical worksites.

Looking forward, AvePoint is actively researching additional methods to reduce its carbon footprint and create a more sustainable future for the company and the communities we serve.

PART I

Item 1

2. Social

As a global company, we have a tremendous opportunity – and responsibility – to do good. We strive to exemplify our core values of agility, passion and teamwork every day to ensure the success of our customers, partners, and stakeholders as well as make a positive impact in the communities where we live and work. To do this, we are committed to creating and empowering access to a variety of opportunities:

Philanthropy

As a global organization, AvePoint strives to create pathways to success for individuals and communities through education. At the heart of our work—volunteering, partnerships, donations, and advocacy—is the vision of a world where everyone, no matter where they live, which resources they have, or what challenging circumstances they face, has a path to self-reliance and resilience. Our partners range from organizations that advance education for underrepresented minorities across our industry, to those that champion public policies aimed at fostering innovation and growth. AvePoint is proud to support education as not only the great equalizer, but as the single most impactful catalyst to improving one’s trajectory. In 2022, we continued our partnership with Girls Who Code, an organization that is committed to building the largest pipeline of future female engineers and has engaged over 500,000 girls, women, and nonbinary individuals through in-person programming. We also partnered with StepNow, an organization dedicated to equipping young people with the necessary tools to step into adulthood in the United Kingdom, to provide youth with a 1-week internship in our London offices to learn more about working in the technology field.

Inclusion, Diversity, Equity and Allyship

AvePoint is proud to employ talent from many different backgrounds, experiences, and identities. Diversity and inclusion drive our success and is at the core of how we hire, communicate and collaborate to deliver value and excellence. AvePoint is committed to fostering an environment where people can bring their whole selves to work and feel a sense of belonging. Through our employee resource groups, internal mobility opportunities across the countries in which we operate, and external partnerships with underrepresented minority networks, we continue to work toward creating a workforce that represents the diversity of our customers and communities. Through our IDEA (Inclusion, Diversity, Equity and Allyship) Committee, in 2022 we launched our newest employee resource group dedicated to driving greater awareness and connection with military veterans. Our employee resource groups also led the Company’s support of causes including The Trevor Project, the world’s largest suicide prevention and crisis intervention organization for LGBTQ+ youth, and The National Center for Children and Families, a nonprofit child and family welfare agency with a commitment to serving poor, disadvantaged, abused neglected and abandoned children, youth and their families.

Supporting Agents of Change: Our Talent

AvePoint is committed to investing in our people and nurturing a growth mindset across our organization. Our talent development philosophy builds upon the idea that business growth and success come from a culture of collaboration and creativity, and that our people should feel empowered to craft their careers, make an impact, and own their futures. Our portfolio of learning and development programs equips our leaders and managers with the skills and confidence to lead high-performing teams, and supports our individual contributors with the tools and resources to contribute impactfully in their roles from the moment they join AvePoint.

3. Corporate Governance

Social Responsibility Support from the Top

At AvePoint, our corporate governance practices support our core values of agility, passion, and teamwork. These practices provide a framework for the proper operation of our company, consistent with our stockholders’ best interests and the requirements of law.

AvePoint is committed to managing our affairs consistent with the highest principles of business ethics and the corporate governance requirements of both federal law and Nasdaq, including the following:

■	A majority of our board members are independent of AvePoint and its management;
■	All members of our three board committees—the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee—are independent;
■	We have a clear code of business conduct to which all employees, officers and directors must adhere; and
■	The charters of our board committees clearly establish their respective roles and responsibilities.

PART I

Item 1

In 2022, in support of these priorities, AvePoint:

■	Adopted formal Independence Standards for its Board and the Board’s Audit Committee;
■	Completed a full review of its Corporate Governance policies;
■	Updated its Code of Conduct to include additional key policies and methods of reporting violations; and
■	Introduced a more robust and user-friendly platform for whistleblowers and other reporting.

Earning the World’s Trust

As a global company which is responsible to employees, stockholders and customers, our vision for AvePoint is to build an environment in which we earn trust and confidence every day through enabling collaboration and innovation through our commitment to privacy, security, and transparency.

Commitment to powering proactive data security programs

AvePoint understands the importance of security and operational risk management and is committed to providing organizations with relevant metrics which help them make decisions that are proactive rather than reactive. When done in conjunction with policies, education and measurement, organizations can balance collaboration and transparency with data protection and privacy. We seek to earn trust not just with robust security and privacy practices, but with the way we operate and organize our business.

Aligning to clear privacy principles

AvePoint has a policy of transparency regarding our data collection, use, retention and sharing practices. It is our commitment to implement appropriate technical security measures to protect all AvePoint stakeholders and manage third party risk. AvePoint uses this foundation and discipline to develop market-leading privacy and security products and deliver world class customer service. Our software, processes and services have obtained industry-leading security and privacy certifications, including System and Organization Controls (SOC) 2 Type II, ISO 27001:2013 – Information Security, ISO 27017:015-Cloud Security, Information Security Registered Assessors (IRAP) Program, FedRAMP, and more. We have also implemented a rigorous program to assess our own vendors and suppliers.

Advancing cybersecurity

Cybersecurity is a central challenge as companies around the world embark on the digital transformation. Ransomware attacks have become one of the top security threats for organizations, especially as increased collaboration can lead to more vulnerabilities. The cost to recover stolen data can be millions of dollars, in addition to substantial reputational damage. AvePoint Ransomware Detection, and its Ransomware Warranty for MSP, which primarily serves small business clients, gives assurance that companies will be protected.

Strengthening our offerings by first strengthening ourselves

AvePoint has built a resilient, scalable and secure IT environment by investing in complementary industry leading technology and security solutions, in addition to utilizing our own software platform. In addition, AvePoint has built a corporate culture in which privacy and security are enablers of productivity, collaboration and trust; we balance the free flow of information with the risk of inappropriate access and/or disclosure; and we implement a risk-based approach to privacy and security that will allow us to maintain not only legal and regulatory compliance in the jurisdictions in which we operate, but also to facilitate business and innovation at AvePoint.

PART I

Item 1

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

We are subject to certain U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the GDPR, CCPA, and VCDPA. These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared, create new regulatory and operational requirements for processing personal data, increase requirements for security and confidentiality and provide for significant penalties for non-compliance. There are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As an emerging growth company, we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Act.

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

PART I

Item 1

Information About Our Executive Officers

Name	Age	Position
Xunkai Gong	60	Executive Chairman and Director
Tianyi Jiang	48	Chief Executive Officer and Director
Brian Michael Brown	50	Chief Legal and Compliance Officer, Secretary, and Director
James Caci	58	Chief Financial Officer

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

Brian Michael Brown was appointed as our Chief Legal and Compliance Officer, Secretary of the Board of Directors (the "Board"), and a director in July of 2021. From 2004 until July of 2021, Mr. Brown served as Legacy AvePoint’s General Counsel, Chief Operating Officer, and a director. Mr. Brown holds a bachelor’s degree from the University of Michigan and a Juris Doctor from Michigan State University.

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

Additional information regarding our Executive Officers is set forth in the Proxy Statement, which was filed with the SEC on March 24, 2023.

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

“AvePoint,” the “A” logo, the “Pyramid” logo, “DocAve,” “MaivenPoint,” and all other names, logos, and icons identifying AvePoint and/or AvePoint's products and services and our other registered and common law trade names, trademarks, and service marks are property of AvePoint, Inc. This Annual Report contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbols but those references are not intended to indicate that AvePoint will not assert, to the fullest extent under the applicable law, our rights to these trademarks, service marks, and trade names.

Available Information

Our Internet address is https://www.avepoint.com/. At our Investor Relations website, https://ir.avepoint.com/, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, including, but not limited to:

■

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC at www.sec.gov.

■	Announcements of investor conferences, speeches, presentations, and events at which our executives talk about our products, services, and competitive strategies.
■	Press releases on quarterly earnings, product and service announcements, legal developments, and national and international news.
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

2021 Consummation of the Apex Business Combination

Apex and Legacy AvePoint Business Combination

AvePoint, Inc. (“Legacy AvePoint”) was incorporated as a New Jersey corporation on July 24, 2001, was redomiciled as a Delaware corporation in 2006, and changed its name to “AvePoint Operations, Inc.” in June 2021.

On July 1, 2021 (the “Closing Date”), Legacy AvePoint and certain members of Apex Technology Acquisition Corporation (“Apex”) the parties to the Business Combination Agreement consummated the transactions contemplated thereby (the “Apex Business Combination”) and a number of qualified institutional buyers and accredited investors consummated their respective purchases of shares as contemplated by the Subscription Agreements, with Apex being renamed “AvePoint, Inc.” On July 2, 2021, shares of common stock were officially listed under the ticker “AVPT” on the Nasdaq Global Select Market. Subsequent to the consummation of the Apex Business Combination, on July 26, 2021, Legacy AvePoint’s successor by merger AvePoint US LLC merged with and into AvePoint, Inc. with AvePoint, Inc. (hereinafter referred to as “AvePoint,” the "Company," “we,” “us,” or “our”) surviving.

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

Strategic technology partners and third parties may not be successful in building integrations, co-marketing our products and services to provide significant volume and quality of lead referrals or continue to work with us as their respective products evolve. Identifying, negotiating and documenting relationships with additional strategic technology partners require significant resources. Integrating third-party technology can be complex, costly and time-consuming. Third parties may be unwilling to build integrations. We may be required to devote additional resources to develop integrations for our own products. Strategic technology partners or providers of solutions with which we have integrations may decide to compete with us or enter into arrangements with our competitors, resulting in such partners or providers withdrawing support for our integrations. Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers. Specifically, Microsoft and other major platform providers could end partnerships, cease marketing our offerings, with limited or no notice and with little or no penalty, or decide to purchase strong competition, or incorporate our capabilities into native solutions. Any of these developments would negatively impact our business.

Microsoft and other cloud platform providers may furthermore introduce functionality that competes with our products and services, as a result of an acquisition, or their own development. Additionally, we rely heavily on our early access to preview Microsoft technology, which enables our product strategy and development teams to anticipate future opportunities as well as validate our current direction. While Microsoft introduces competitive features as a premium option, some customers will choose a simpler first-party solution to their problem, even at a greater cost to them. Microsoft and other cloud providers may also choose to make it difficult for third party providers like us to continue making the necessary application programming interface (“API”) calls to provide their solutions, as illustrated by an increase in API “throttling” in recent years or API quotas provided by Salesforce.

PART I

Item 1A

Although we typically receive significant advance notice of new product releases from Microsoft, Microsoft does not always preview our technology with us or other partners and, as a result, it is possible that we may not receive advance notice of changes in features and functionality of new technologies with which our products will need to interoperate. If this was to happen, there could be an increased risk of product incompatibility. Any failure of our products and services to operate effectively with solutions could result in customer dissatisfaction and harm to our business, and could reduce the demand for our products and services. If we are unable to respond to these changes or failures in a cost-effective manner, our products and services may become less marketable, less competitive, or obsolete, and the results of our operations may be negatively impacted.

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

■	Attract new customers and retain and increase sales to existing customers;
■	Maintain and expand our relationships with our partners, including effectively managing existing channel partnerships and cultivating new ones;
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

We may not accomplish any of these objectives and, as a result, it is difficult for us to forecast our future revenue or revenue growth. If our assumptions are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, we may not be able to maintain similar growth rates in the future. You should not rely on our revenue for any prior periods as any indication of our future revenue or revenue growth.

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

PART I

Item 1A

Our future success also depends, in part, on our ability to sell additional products, more functionality and/or adjacent services to our current customers, and the success rate of such endeavors is difficult to predict and, especially with regard to any new products or lines of business that we may introduce from time to time. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our products and services, their ability to integrate our products and services with other technologies, and our pricing model. Sales to existing customers may require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer.

In addition, as an increasing amount of our business may move to our cloud-based products and services and the use of consumption-based pricing models may represent a greater share of our revenue, our revenue may be less predictable or more variable than our historical revenue from perpetual or time period-based subscription pricing models. Moreover, a consumption-based subscription pricing model may ultimately result in lower total cost to our customers over time or may cause our customers to limit usage in order to stay within the limits of their existing subscriptions, reducing overall revenue or making it more difficult for us to compete in our markets.

Our ability to predict the rate of customer renewals and the impact these renewals will have on our revenue or operating results is limited.

Our ability to maintain or increase revenue depends in part on our ability to retain existing customers, in particular that our customers renew their subscriptions with us on the same or more favorable terms. Our customers have no obligation to renew their contracts for AvePoint products after the expiration of either the initial or renewed subscription period, and in the normal course of business, some customers elect not to renew. Our customers may renew for fewer elements of our products, for shorter renewal terms or on different pricing terms, including lower-cost offerings of our products. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our pricing or our products and their ability to continue their operations and spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes, and deteriorating general economic conditions, including as a result of the COVID-19 pandemic or the military conflict between Russia and Ukraine. If our customers do not renew their subscriptions for our products on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons. Further, acquisitions of our customers may lead to the cancellation of our contracts with such customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

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

We leverage the sales and referral resources of resale and referral partners through a variety of programs, and we rely on distribution partners especially for our SMB market acquisition. We expect that sales to partners will account for a substantial portion of our revenue for the foreseeable future. Our ability to achieve revenue growth and expand our SMB acquisition in the future will depend in part on our success in maintaining successful relationships with our partners. Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the products of several different companies. If our partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, our ability to grow our business, sell our software and maintain our reputation may be harmed. Our contracts with our partners generally allow us to terminate our agreements for any reason. The loss of a substantial number of our partners, the possible inability to replace them, the failure to recruit additional partners or the removal of our products and services from several major distribution partner’s resale platforms could harm our results of operations. If we are unable to effectively utilize, maintain and expand these relationships, our revenue growth would slow, we would need to devote additional resources to the development, sales, and marketing of our products and services, and our financial results and future growth prospects would be harmed.

Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on it or our customers. The revenue growth and potential profitability of our business depend on our current and prospective customers’ ability and willingness to invest money in information technology services, which in turn is dependent upon their overall economic health. Current or future economic uncertainties or downturns could harm our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. Continuing uncertainty in the global economy makes it extremely difficult for us and our customers to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our products and services or to delay their purchasing decisions, which could lengthen our sales cycles.

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

PART I

Item 1A

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

A significant portion of our operating costs are from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation or otherwise, we may not be able to increase the fees for our products and services to cover the changes. As a result, our operating results may be significantly worse than forecasted. Our failure to achieve or maintain sufficient and performant data transmission capacity could significantly reduce demand for our products and services.

Seasonal or singular events may significantly increase the traffic on our own and the used third-party’s servers and the usage volume of our products. Despite precautions taken at the used data centers, spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice, or other unanticipated problems (such as the military conflict between Russia and Ukraine) could result in lengthy interruptions or performance degradation of our platform. Our own and third party data centers may also be subject to national or local administrative actions, changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the Russia-Ukraine crisis, changes to legal or permitting requirements and litigation to stop, limit or delay operations. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our products and services. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to terminate their subscriptions, any of which could harm our business. If we incur such losses or liabilities, we might be unable to recover significant amounts from our third-party providers (even if they were primarily or solely responsible) because of restrictive liability and indemnification terms.

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

We depend on services from various third parties to maintain our infrastructure and any disruptions to these services, including from causes outside our control, would significantly impact our products and services. In the future, these services may not be available to us on commercially reasonable terms, or at all. Loss of any of these services could decrease our products’ and/or services’ functionality until we develop equivalent technology or, if equivalent technology is available from another party, we identify, obtain and integrate it into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to address capacity constraints, upgrade our systems, and develop our technology and network architecture to accommodate actual and anticipated technology changes.

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to grow our customer base, subject us to financial liabilities, and otherwise harm our business, results of operations, and financial condition.

PART I

Item 1A

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

We believe enhancing the AvePoint brand and maintaining our reputation in the information technology industry will be critical for the continued acceptance of our existing and future products and services, attracting new customers to our products and services, and retaining existing customers. The importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, the ability to provide high-quality, innovative, reliable and useful products and services to meet the needs of our customers at competitive prices, the ability to be responsive to customer concerns and provide high quality customer support, training and professional services, the ability to maintain our customers’ trust, the ability to continue to develop new functionality and products, and the ability to successfully differentiate our products and services.

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

Being a global company may create a variety of operational challenges.

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

PART I

Item 1A

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

We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies relative to the U.S. Dollar may significantly affect our total assets, revenue, operating results and cash flows, which are reported in U.S. Dollars.

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

PART I

Item 1A

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

PART I

Items 1B, 2, 3, and 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We and our subsidiaries are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of December 31, 2022, we had approximately 244,725 square feet of leased office space across the United States, Australia, China, France, Germany, Japan, Netherlands, the Philippines, Singapore, South Africa, South Korea, Sweden, Switzerland, the United Kingdom, and Vietnam.

The table below shows a summary of the square footage of our office and other facilities owned and leased domestically and internationally as of December 31, 2022:

(Square feet in thousands)
Location	Owned	Leased	Total
U.S.	—	53.7	53.7
International	16.4	191.0	207.4
Total	16.4	244.7	261.1

Our Principal Offices

Our principal corporate headquarters are located in Jersey City, New Jersey, United States, and consist of approximately 15,467 square feet under a lease that expires in 2030. Our principal operating offices are located in Richmond, Virginia, United States, where we lease approximately 11,965 square feet under a lease that expires in 2027.

Use of Facilities

We use our principal corporate headquarters primarily for our executive management, information technology, human resources, and marketing, as well as for certain of data privacy and security teams. We use our principal operating headquarters for our finance, accounting, legal, general administration, certain information technology, support, data privacy and security, and sales teams. Our other facilities across the globe are used for some or all of the aforementioned operating purposes, as well as for research and development, customer support, data storage, accounts receivable and payable, and other administrative and operational purposes.

Additional Space

We believe that our current facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter and the fiscal year ended December 31, 2022, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “AVPT,” and our public warrants began trading on the Nasdaq under the symbol “AVPTW” on July 2, 2021. Prior to the consummation of the Apex Business Combination on July 1, 2021, Apex Units, Apex Public Shares, and Apex Public Warrants were each traded on the Nasdaq Capital Market under the symbols “APXTU,” “APXT,” and “APXTW,” respectively. Apex Units commenced public trading on September 17, 2019, and Apex’s Public Shares and Public Warrants commenced separate public trading on November 5, 2019. In connection with the closing of the Apex Business Combination, each Apex Unit was separated into its components, which consisted of one share of Class A common stock and one-half of one warrant, and such Units no longer exist. As of December 31, 2022, there were 189,467,338 shares of our common stock, including treasury shares, issued and outstanding held of record by 27 holders, and 17,905,000 warrants outstanding held of record by two holders.

Current Stockholder and Common Stock Information

On March 31, 2023, just prior to the date of this Annual Report, there were 191,399,177 shares of common stock issued and outstanding held of record by twenty-seven holders, and 17,905,000 warrants outstanding held of record by two holders. This figure does not include a substantially greater number of beneficial holders of our common stock and public warrants whose shares (or warrants to purchase shares) are held by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” (Part III, Item 12 of this Annual Report) and “Note 16 — Stock-Based Compensation” (Part II, Item 8 of this Annual Report) for more information.

PART II

Items 5 and 6

Issuer Purchaser of Equity Securities

On March 17, 2022, we announced that our Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for us to buy back shares of our common stock. Under the Share Repurchase Program, we have the authority to buy up to a maximum of $150 million of our common stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with Exchange Act Rule 10b-18 (or pursuant to a plan implemented in response to Exchange Act Rule 10b5-1(c) for parties that frequently have access to material nonpublic information, such as our executive officers and directors) and all other applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, common stock under the Share Purchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the period from October 1, 2022, to December 31, 2022:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Cumulative number of shares purchased	Maximum remaining dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
October 1, 2022 - October 31, 2022	Nil	Nil	3,970,037	$130,445,253
November 1, 2022 - November 30, 2022	Nil	Nil	3,970,037	$130,445,253
December 1, 2022 - December 31, 2022	76,149	$4.8892	4,046,186	$130,072,946

(1) All shares reported herein were purchased pursuant to the publicly announced Share Repurchase Program.

(2) Average price paid per share includes costs associated with the repurchases.

(3) The maximum remaining dollar value of shares that may yet be purchased under the Share Repurchase Program is reduced by the aggregate price paid for share purchases in addition to any fees, commissions, or other costs that may arise as a result of the purchases.

ITEM 6. RESERVED

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with the other sections of this Form 10-K, including our audited, consolidated financial statements and related notes contained in Item 8. Financial Statements and Supplementary Data, and the discussion of risk factors that may affect future results in Item 1.A. Risk Factors.

2022 Business Highlights

■	Total ARR increased 27% year-over-year to $201.7 million as of December 31, 2022. On an FX adjusted basis, total ARR increased 32% year-over-year;
■	Total revenue increased 21% year-over-year to $232.3 million for the year ended December 31, 2022. On a constant currency basis, total revenue increased 29% year-over-year;
■	SaaS revenue increased 37% year-over-year to $117.2 million for the year ended December 31, 2022. On a constant currency basis, SaaS revenue increased 46% year-over-year;
■	Completed the acquisition of four companies during 2022, further enhancing the Company's talent, product offerings, and distribution capabilities with a strong focus in the digital workplace and EdTech markets; and
■	Announced a 100 million SGD international research and development hub in Singapore to support the growing demand for our SaaS solutions.

Overview

AvePoint provides a cloud-native platform that organizations rely on to optimize IT operations, manage critical data and secure the digital workplace. As companies around the world embrace the new normal of hybrid work, they must build and deliver a new, seamless workplace experience for knowledge workers, centered around an extensive portfolio of SaaS solutions and productivity applications aimed at improving collaboration across the organization.

The adoption of this portfolio of solutions – what has been generally described as the “digital transformation” – is a substantial and ongoing challenge for most organizations, which for decades had previously relied upon only a small number of multi-purpose on-premises applications to drive business outcomes. However, to build and deliver an efficient digital workplace today, companies must address this abundance of applications and the associated explosive growth and sprawl of data with a platform offering that is well governed, fit for purpose, easy to use and built on automation.

AvePoint’s Confidence Platform empowers organizations – of all sizes, in all regions, and across all industries – to optimize and secure the solutions that most commonly establish and underpin the digital workplace. As our customers seek to rapidly reduce costs, improve productivity and make more informed business decisions, they depend on our platform for data-driven insights, critical business intelligence and ongoing operational value through automation.

The 2021 Business Combination

On November 23, 2020, Legacy AvePoint and the members of the Apex Group entered into the Business Combination Agreement, and following a series of subsequent mergers, on July 26, 2021, we became the successor to an SEC-registered and Nasdaq-listed company.

PART II

Item 7

Key Business Metrics

Our management reviews the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, make strategic decisions, and effectively allocate resources. We disclose key business metrics within the MD&A and elsewhere in this Annual Report to enable investors to evaluate progress against our growth strategies, provide transparency into performance trends, and reflect the continued evolution of our products and services. Our key business metrics are fundamentally interconnected and indicative of how customers use our products and services. However, increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue.

The chart below illustrates certain of our key business metrics, each described in more detail below, as of the end of or for the periods presented. Our key business metrics are further discussed in the section titled “Notes to Consolidated Financial Statements” (Part II, Item 8 of this Annual Report).

	December 31,
	2022	2021
Total ARR ($ in mil)	$201.7	$159.2
Core TTM dollar-based net retention rate (1)	105%	110%

(1) On an FX adjusted basis, Core TTM dollar-based net retention rate was 108% and 109% for 2022 and 2021, respectively.

Annual Recurring Revenue

We calculate annual recurring revenue (“ARR”) at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources, with the exception of migration products, from all active customers.

As of December 31, 2022, and December 31, 2021, total ARR was $201.7 million and $159.2 million, respectively, representing growth of 27%. Growth in ARR is driven by both new business and the expansion of existing business.

ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with, or to replace, either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

Beginning in 2023, the Company will include migration products in the calculation of ARR. For 2022 and 2021, ARR from these products totaled $13.0 million and $8.0 million, respectively.

Core TTM Dollar-Based Net Retention Rate

We use a TTM dollar-based net retention rate to evaluate our ability to expand our revenue with our Core customer base, which are those with a contract duration exceeding three months.

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

Beginning in 2023, the Company plans to report this metric for its entire base of customers. For 2022 and 2021, this metric was 103% and 110%, respectively.

PART II

Item 7

Components of Results of Operations

Revenue

We generate revenue from four primary sources: SaaS, term license and support, services, and maintenance.

SaaS revenue sources are generated from our cloud-based solutions. Term license and support revenue sources are generated from the sales of on-premises or hybrid licenses which include a distinct support component. Both SaaS and term license and support revenue sources are primarily billed annually. SaaS and term license and support are generally sold per user license or based upon the amount of data protected.

Services revenue includes revenue generated from implementation, training, consulting, migration, license customization and managed services. These revenues are recognized by applying a measure of progress, such as labor hours, to determine the percentage of completion of each contract. These offerings are not inherently recurring in nature and as such are subject to more period-to-period volatility than other elements of our business. Services revenue from managed services are recognized ratably or on a straight-line basis over the contract term.

Maintenance revenue is a result of selling ongoing support for perpetual licenses. It also includes recurring professional services such as Technical Account Management. Maintenance revenue is recognized ratably over the term of the maintenance agreement, which is typically one year.

We expect SaaS revenue will continue to increase as a percentage of total revenue, as our focus on increasing revenues from this offering remains a strategic priority.

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

Cost of maintenance consists of all direct costs to support our perpetual license products, including salaries, benefits, stock-based compensation and related expenses and allocated overhead. We recognize these expenses as they are incurred. We expect that cost of maintenance will decrease in absolute dollars as maintenance revenue declines but may fluctuate as a percentage of maintenance revenue.

Cost of services consists of salaries, benefits, stock-based compensation and related expenses for our services organization, allocated overhead and IT necessary to provide services for our customers. We recognize these expenses as they are incurred.

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue.

Gross profit has been and will continue to be affected by various factors, including the mix of our revenue, the costs associated with third-party cloud-based hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and services organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors but should increase in the long term as SaaS revenue continues to increase as a percentage of total revenue.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for finance, legal and compliance, human resources, and IT personnel, as well as, stock-based compensation expense, external professional services, allocated overhead costs and other administrative functions. Our general and administrative expenses have increased as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services.

Research and Development

Research and development expenses consist primarily of personnel-related expenses incurred for our engineering and product and design teams, as well as stock-based compensation expense and allocated overhead costs. We have a research and development presence in the United States, China, Singapore and Vietnam. This provides a strategic advantage, allowing us to invest efficiently in both new product development and increasing our existing product capabilities. We believe delivering expanding product functionality is critical to enhancing the success of existing customers while new product development further reinforces our breadth of software solutions.

Other Income (Expense), net

Other income (expense), net consists primarily of fair value adjustments on earn-out and warrant liabilities and realized gain/loss for securities. Other income (expense), net also consists of foreign currency remeasurement gains/losses and interest income on corporate funds invested in money market instruments and highly liquid short-term investments.

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

	Year Ended December 31,
	2022	2021
	(in thousands)
Total revenue	$232,339	$191,909
Total cost of revenue(1)	65,123	52,664
Gross profit	167,216	139,245
Operating expenses:
Sales and marketing(1)	109,805	100,512
General and administrative(1)	64,874	59,221
Research and development(1)	30,519	31,765
Depreciation and amortization	3,084	1,238
Total operating expenses	208,282	192,736
Loss from operations	(41,066)	(53,491)
Other income (expense), net	7,416	20,703
Loss before income taxes	(33,650)	(32,788)
Income tax expense	5,038	457
Net loss	$(38,688)	$(33,245)

(1)	Stock-based compensation for the periods was included in the following line items:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$2,640	$3,477
Sales and marketing	11,393	15,906
General and administrative	19,398	24,063
Research and development	3,787	16,062
Total stock-based compensation	$37,218	$59,508

PART II

Item 7

Comparison of the Years Ended December 31, 2022, and December 31, 2021

Revenue

The components of AvePoint's revenue during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$117,180	$85,580	$31,600	36.9%
Term license and support	57,214	50,970	6,244	12.3%
Services	41,283	31,919	9,364	29.3%
Maintenance	15,868	21,022	(5,154)	(24.5)%
Perpetual license	794	2,418	(1,624)	(67.2)%
Total revenue	$232,339	$191,909	$40,430	21.1%

Total revenue increased 21.1% to $232.3 million for the year ended December 31, 2022, primarily as a result of an increase in SaaS revenue. SaaS revenue growth comprised approximately 78% of the net increase year over year. For the year ended December 31, 2022, SaaS revenue increased 36.9% to $117.2 million, as we continued to see strong customer demand for these and our term license and services offerings.

The increases were partially offset by a decrease in maintenance revenue, which decreased 24.5% to $15.9 million for the year ended December 31, 2022.

Our revenue from perpetual license and maintenance offerings is expected to continue declining as we shift away from the sale of perpetual licenses and towards SaaS licenses. Without material perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing maintenance customers have transitioned and will continue to transition to SaaS and term licenses, which will continue the decline in maintenance revenue.

For the year ended December 31, 2022, total revenue increased 29% year over year on a constant currency basis. Within total revenue, SaaS revenue increased 46% year over year on a constant currency basis.

Revenue by geographic area during the years ended December 31, 2022 and 2021 was as follows:

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
North America	$102,025	$83,034	$18,991	22.9%
EMEA	71,635	58,285	13,350	22.9%
APAC	58,679	50,590	8,089	16.0%
Total	$232,339	$191,909	$40,430	21.1%

From the year ended December 31, 2021 to the year ended December 31, 2022, North America revenues increased by $19.0 million, driven by a $21.1 million increase in SaaS, term license and support, and services revenues, partially offset by a $2.1 million decrease in maintenance and perpetual license revenue. EMEA revenues increased by $13.4 million, driven by an $15.6 million increase in SaaS, term license and support, and services revenue, partially offset by a $2.2 million decrease in maintenance and perpetual license revenue. APAC revenues increased by $8.1 million, driven by a $10.6 million increase in SaaS, term license and support, and services revenue, partially offset by a $2.5 million decrease in maintenance and perpetual license revenue.

For the year ended December 31, 2022, North America total revenue increased 23% on a constant currency basis, EMEA total revenue increased 38% on a constant currency basis, and APAC total revenue increased 28% on a constant currency basis. For the year ended December 31, 2022, North America SaaS revenue increased 39% on a constant currency basis, EMEA SaaS revenue increased 48% on a constant currency basis, and APAC SaaS revenue increased 57% on a constant currency basis.

PART II

Item 7

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we disclosed non-GAAP cost of revenue, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP research and development expense, non-GAAP operating income and non-GAAP operating margin.

We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. Management uses these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance.

Non-GAAP financial measures should not be considered as an alternative to operating income, operating margin or any other performance measures derived in accordance with GAAP as measures of performance. Non-GAAP financial measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$26,617	$19,039	$7,578	39.8%
Term license and support	1,969	950	1,019	107.3%
Services	35,629	30,726	4,903	16.0%
Maintenance	908	1,949	(1,041)	(53.4)%
Total cost of revenue	$65,123	$52,664	$12,459	23.7%
Gross profit	167,216	139,245	27,971	20.1%
Gross margin	72.0%	72.6%	—	—

GAAP cost of revenue	$65,123	$52,664	$12,459	23.7%
Stock-based compensation expense	(2,640)	(3,477)	837	(24.1)%
Non-GAAP cost of revenue	$62,483	$49,187	$13,296	27.0%
Non-GAAP gross profit	169,856	142,722	27,134	19.0%
Non-GAAP gross margin	73.1%	74.4%	—	—

Cost of revenue expenses increased 23.7% to $65.1 million for the year ended December 31, 2022, driven by an $8.8 million increase from higher aggregated hosting costs resulting from increased SaaS revenue and a $4.9 million increase in personnel costs primarily due to higher headcount. Within personnel costs, a one-time expense of $0.2 million was associated with the Company's reduction in workforce announced in December of 2022, primarily related to severance and compensation benefits.

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$109,805	$100,512	$9,293	9.2%
Percentage of revenue	47.3%	52.4%	—	—

GAAP sales and marketing	$109,805	$100,512	$9,293	9.2%
Stock-based compensation expense	(11,393)	(15,906)	4,513	(28.4)%
Non-GAAP sales and marketing	$98,412	$84,606	$13,806	16.3%
Non-GAAP percentage of revenue	42.4%	44.1%	—	—

Sales and marketing expenses increased 9.2% to $109.8 million for the year ended December 31, 2022, primarily due to an increase of $10.0 million in personnel costs from higher headcount as well as increasing employee compensation which includes commissions, and also from a $1.2 million increase in travel costs, which have risen as business shifts to a more normalized pre-pandemic state. Within personnel costs, a one-time expense of $1.9 million was associated with the Company's reduction in workforce announced in December of 2022, primarily related to severance and compensation benefits.

General and Administrative

General and administrative expenses during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$64,874	$59,221	$5,653	9.5%
Percentage of revenue	27.9%	30.9%	—	—

GAAP general and administrative	$64,874	$59,221	$5,653	9.5%
Stock-based compensation expense	(19,398)	(24,063)	4,665	(19.4)%
Non-GAAP general and administrative	$45,476	$35,158	$10,318	29.3%
Non-GAAP percentage of revenue	19.6%	18.3%	—	—

General and administrative expenses increased 9.5% to $64.9 million for the year ended December 31, 2022.

PART II

Item 7

The year over year increase was partially due to an increase of $4.8 million in personnel costs as a result of increased headcount and overall costs to support the growth in our business. Within personnel costs, a one-time expense of $0.5 million was associated with the Company's reduction in workforce announced in December of 2022, primarily related to severance and compensation benefits. Of the remaining increase, professional services increased $1.4 million primarily due to increased legal fees relating to acquisitions.

Research and Development

Research and development expenses during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$30,519	$31,765	$(1,246)	(3.9)%
Percentage of revenue	13.1%	16.6%	—	—

GAAP research and development	$30,519	$31,765	$(1,246)	(3.9)%
Stock-based compensation expense	(3,787)	(16,062)	12,275	(76.4)%
Non-GAAP research and development	$26,732	$15,703	$11,029	70.2%
Non-GAAP percentage of revenue	11.5%	8.2%	—	—

Research and development expenses decreased 3.9% to $30.5 million for the year ended December 31, 2022. Stock-based compensation contributed a decrease of $12.3 million year over year, primarily as a result of a one-time compensation expense related to existing stock-based compensation awards to a group of AvePoint's international employees. The primary driver of the offsetting increase resulted from $8.9 million higher compensation costs for research and development personnel as the Company seeks to expand development of new offerings and improvements to existing offerings. Within personnel costs, a one-time expense of $0.5 million was associated with the Company's reduction in workforce announced in December of 2022, primarily related to severance and compensation benefits.

Income Tax Provision

Income tax provision during the years ended December 31, 2022 and 2021 was as follows:

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Income tax expense	$5,038	$457	$4,581	1,002.4%

Our income tax expense for the year ended December 31, 2022 was $5.0 million as compared to $0.5 million for the year ended December 31, 2021. The effective tax rate, which equals the income tax provision divided by income from continuing operations, was (15.0)% for the year ended December 31, 2022, compared to (1.4)% for the year ended December 31, 2021. The change in effective tax rates for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, a permanent item recorded for the executive compensation limitation and changes in the valuation allowance in the U.S. and certain foreign jurisdictions.

PART II

Item 7

Non-GAAP Operating Income and Non-GAAP Operating Margin

Non-GAAP operating income and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income as GAAP operating income plus stock-based compensation and the amortization of acquired intangible assets. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation, which has had historical volatility from period to period due to marked-to-market securities, and of acquired intangible assets, which are unrelated to current operations and are neither comparable to the prior period nor predictive of future results. The elimination of the effect of variability caused by stock-based compensation expense and the amortization of acquired intangible assets, both of which are non-cash expenses, provides a better representation as to the overall operating performance of the company. We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, and (e) to assess financial discipline over operational expenditures.

GAAP operating margin for the years ended December 31, 2022 and 2021 was (17.7)% and (27.9)% respectively. Non-GAAP operating margin for the years ended December 31, 2022 and 2021 was (1.2)% and 3.1%, respectively. The reduction in non-GAAP operating margin was primarily attributable to higher personnel costs across the organization, increased Azure costs to support the growth in SaaS revenue, returning to a more normalized post-COVID travel routine and the full-year inclusion of expenses related to becoming a publicly traded company. The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Year Ended
	December 31,
	2022	2021
	(in thousands, except percentages)
GAAP operating loss	$(41,066)	$(53,491)
GAAP operating margin	(17.7)%	(27.9)%
Add:
Stock-based compensation	37,218	59,508
Amortization of acquired intangible assets	955	—
Non-GAAP operating (loss) income	$(2,893)	$6,017
Non-GAAP operating margin	(1.2)%	3.1%

Liquidity and Capital Resources

As of December 31, 2022, we had an accumulated deficit of $416.9 million, $227.2 million in cash and cash equivalents and $2.6 million in short-term investments.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. Refer to “Note 13 - Commitments and Contingencies” for more information regarding the purchase commitments.

We also maintain a loan and security agreement with HSBC Venture Bank USA, Inc. (“HSBC”) as lender for a revolving line of credit of up to $30.0 million, with an additional $20.0 million accordion feature for additional capital we may draw at our request. Borrowings under the line bear interest at a rate equal to LIBOR plus 3.5%. The line carries an annual unused fee of 0.5%. The line will mature on April 7, 2023. We are required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by HSBC each quarter. We pledged, assigned and granted the HSBC a security interest in all shares, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations. As of December 31, 2022, we are compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended
	December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(774)	$5,030
Net cash used in investing activities	(21,452)	(3,377)
Net cash (used in) provided by financing activities	(17,148)	198,617

PART II

Item 7

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022, was $0.8 million, reflecting our net loss of $38.7 million, adjusted for non-cash items of $46.2 million and net cash outflows of $8.3 million from changes in our operating assets and liabilities. The main considerations for non-cash items were stock-based compensation, which reflects ongoing compensation charges for the entity’s equity- and pre-merger liability-classified awards, operating lease right-of-use asset expense and mark to market adjustments on earnout and warrant liabilities. The main considerations of changes in operating assets and liabilities that resulted in cash outflows related to an increase in deferred contract costs and operating lease liabilities. This was partially offset by cash inflows related to an increase in deferred revenue that is partially offset by an increase in accounts receivable as a result of the business growth, and an increase in accrued expenses primarily due to personnel related expenses.

Net cash provided by operating activities for the year ended December 31, 2021, was  $5.0 million, reflecting our net loss of $33.2 million, adjusted for non-cash items of $39.9 million and net cash outflows of $1.6 million from changes in our operating assets and liabilities. The primary drivers for non-cash items were stock-based compensation, which reflects ongoing compensation charges for the entity’s equity- and pre-merger liability-classified awards, mark to market adjustments on earnout and warrant liabilities and changes in deferred tax assets as a result of timing differences in tax related to stock option awards. The primary drivers of changes in operating assets and liabilities related to an increase in accounts receivable due primarily to timing of payments from customers and an increase in prepaid expenses and other current assets primarily related to prepaid insurance in Q3 2021 and an estimated tax payment in Q2 2021, partially offset by an increase in accounts payable and accrued expenses primarily due to billings related to professional services and an increase in deferred revenue due to continued increases in sales of our SaaS offerings which result in increased up-front payments.

Investing Activities

Net cash  used in investing activities for the year ended December 31, 2022, was $21.5 million, consisting of $18.6 million in acquisitions and $3.9 million of purchases of property and equipment, as well as $183.5 million in maturities of short-term investments and $180.9 million in the purchase of investments.

Net cash  used in investing activities for the year ended December 31, 2021, was $3.4 mill ion, consisting of $2.5 million of purchases of property and equipment and $1.4 million of purchases of short-term investments.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2022, was $17.1 million. The primary driver of cash flows from financing activities was due to $19.9 million in purchases of common stock, partially offset by $2.8 million of proceeds from the exercising of stock options.

Net cash provided by financing activities for the year ended December 31, 2021, was  $198.6 million. The primary driver of cash flows from financing activities was a result of the Apex Business Combination, which resulted in a $441.6 million cash inflow, net of issuance costs paid immediately prior to the merger, partially offset by $130.9 million of cash outflows to Legacy AvePoint's preferred stockholders and $106.2 million of cash outflows to Legacy AvePoint's common stockholders. Other cash flows from financing activities included $7.5 million of cash outflows to holders of Legacy AvePoint options, $3.0 million of cash outflows for Apex Business Combination transaction costs paid directly by us, and $1.6 million of cash outflows related to Legacy AvePoint's purchase of pre-Apex Business Combination Apex shares, which are now recorded as treasury stock. These cash outflows were partially offset by $5.6 million of cash inflows from the proceeds collected upon exercise of stock options.

PART II

Item 7

Indebtedness

Credit Facility

We maintain a line of credit under a Loan Agreement, as amended (the “Amended Loan Agreement”) with HSBC, as the lender. See “Note 10 – Line of Credit” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

The Amended Loan Agreement provides for a revolving line of credit of up to $30.0 million, with an additional $20.0 million accordion feature for additional capital we may draw at our request. Borrowings under the line bear interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5% per year. Any proceeds of borrowings under the Amended Loan Agreement will be used for general corporate purposes.

On a consolidated basis with our subsidiaries, we are required to maintain a specified adjusted quick ratio, tested by HSBC each quarter. Pursuant to the Amended Loan Agreement, we pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and certain assets as security for our obligations under the Amended Loan Agreement. Our line of credit under the Amended Loan Agreement will mature on April 7, 2023.

To date, we are in compliance with all covenants under the Amended Loan Agreement. We have not at any time, including as of and for the fiscal year ending as of December 31, 2022, borrowed under the Amended Loan Agreement. The description of the Amended Loan Agreement is qualified in its entirety by the full text of such agreement, a copy of which is attached as an exhibit to our Annual Report.

Leasing Obligations

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. During the years ended December 31, 2022 and 2021, total rent expense for facilities amounted to $6.8 million and $6.4 million, respectively. As of December 31, 2022, letters of credit have been issued in the amount of $0.9 million as security for operating leases. The letters of credit are secured by certificates of deposit.

Operating Segment Information

We operate in one segment. Our products and services are sold throughout the world, through direct and indirect sales channels. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. See “Note 18 – Segment Information” (Part II, Item 8 of this Annual Report) for more information.

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

PART II

Item 7

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

We use judgment in determining the SSP for products and services. For substantially all performance obligations except term licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, we apply observable inputs using the value relationship between support and term license, the value relationship between support and perpetual licenses, the average economic life of our products, software renewals rates and the price of the bundled arrangement in relation to the perpetual licensing approach. Using a combination of the relative fair value method or the residual value method, the SSP of the performance obligations in an arrangement is allocated to each performance obligation within a sales arrangement.

Company Earn-Out Shares

In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718. Refer to "Note 16 — Stock-Based Compensation" for more information regarding the Company Earn-Out RSUs.

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

Economic Conditions, Challenges, and Risks

The markets for software and cloud-based services are dynamic and highly competitive. Our competitors are developing new software while also deploying competing cloud-based services for consumers and businesses. Customer preferences evolve rapidly, and choices in hardware, products, and devices can and do influence how users access services in the cloud, and in some cases, the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt to keep pace with this changing environment. The investments we are making in infrastructure, research and development, marketing, and geographic expansion will continue to increase our operating costs and may decrease our operating margins.

Our success is highly dependent on our ability to attract and retain qualified employees. We hire a mix of university and industry talent worldwide. We compete for talented individuals globally by offering an exceptional working environment, broad customer reach, scale in resources, the ability to grow one’s career across many different products and businesses, and competitive compensation and benefits. Aggregate demand for our software, services, and devices is correlated to global macroeconomic and geopolitical factors, which remain dynamic. In 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

PART II

Item 7

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

Seasonality

Our quarterly revenue fluctuates and does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue with another (e.g. comparing the fourth fiscal quarter of fiscal year 2021 with the first fiscal quarter of fiscal year 2022). Historically, our third and fourth quarters have been our highest revenue quarters, however those results are not necessarily indicative of future quarterly revenue or full year results. Higher third and fourth quarter revenue is driven primarily by increased sales resulting from our customers’ fiscal year ends. Additionally, new product and service introductions (including the timing of those introductions) can significantly impact revenue. Revenue can also be affected when customers anticipate a product introduction. Our operating expenses have generally increased sequentially due to increases in personnel in connection with the expansion of our business.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We will be an emerging growth company at least until June 30, 2023. As a result, we have elected to avail ourselves of the extended transition period and will take advantage of the benefits of the extended transition period emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

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

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements of this Annual Report.

PART II

Item 7A

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $229.8 million as of December 31, 2022. We hold cash and cash equivalents, marketable securities, and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our consolidated financial statements. As of December 31, 2022, we had no outstanding obligations under our line of credit with HSBC under the Amended Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

As the U.S. Dollar fluctuated against certain international currencies as of December 31, 2022, the balances that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of December 31, 2022, increased relative to what it would have reported using a constant currency rate from December 31, 2021. As reported in our consolidated statements of cash flows, the estimated effects of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars was a decrease of $1.7 million for the year ended December 31, 2022, and a decrease of $1.2 million for the year ended December 31, 2021. If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10% as of December 31, 2022, and December 31, 2021, the amount of cash, cash equivalents and marketable securities AvePoint would have reported in U.S. Dollars would have decreased by approximately $2.7 million and $2.6 million, respectively, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of billings for the years ended December 31, 2022 and 2021, and no customers made up more than 10% of accounts receivable as of December 31, 2022.

PART II

Item 8

Item 8. Financial Statements AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AvePoint, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvePoint, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases, effective January 1, 2022, due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

New York, New York

March 31, 2023

We have served as the Company's auditor since 2021.

AvePoint, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$227,188	$268,217
Short-term investments	2,620	2,411
Accounts receivable, net of allowance of $725 and $838 as of December 31, 2022 and December 31, 2021, respectively	66,474	55,067
Prepaid expenses and other current assets	10,013	8,461
Total current assets	306,295	334,156
Property and equipment, net	5,537	3,922
Goodwill	18,904	—
Intangible assets, net	11,079	—
Operating lease right-of-use assets	15,855	—
Deferred contract costs	48,553	38,926
Other assets	9,310	11,734
Total assets	$415,533	$388,738
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$1,519	$1,824
Accrued expenses and other liabilities	47,784	35,062
Current portion of deferred revenue	93,405	74,294
Total current liabilities	142,708	111,180
Long-term operating lease liabilities	11,348	—
Long-term portion of deferred revenue	8,085	8,038
Earn-out shares liabilities	6,631	10,012
Other non-current liabilities	3,607	3,943
Total liabilities	172,379	133,173
Commitments and contingencies (Note 13)
Mezzanine equity
Redeemable noncontrolling interest	14,007	5,210
Total mezzanine equity	14,007	5,210
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 185,278 and 181,822 shares issued and outstanding	19	18
Additional paid-in capital	665,715	625,056
Treasury stock	(21,666)	(1,739)
Accumulated other comprehensive income	2,006	2,317
Accumulated deficit	(416,927)	(375,297)
Total stockholders’ equity	229,147	250,355
Total liabilities, mezzanine equity, and stockholders’ equity	$415,533	$388,738

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2022	2021
Revenue:
SaaS	$117,180	$85,580
Term license and support	57,214	50,970
Services	41,283	31,919
Maintenance	15,868	21,022
Perpetual license	794	2,418
Total revenue	232,339	191,909
Cost of revenue:
SaaS	26,617	19,039
Term license and support	1,969	950
Services	35,629	30,726
Maintenance	908	1,949
Total cost of revenue	65,123	52,664
Gross profit	167,216	139,245
Operating expenses:
Sales and marketing	109,805	100,512
General and administrative	64,874	59,221
Research and development	30,519	31,765
Depreciation and amortization	3,084	1,238
Total operating expenses	208,282	192,736
Loss from operations	(41,066)	(53,491)
Gain on earn-out and warrant liabilities	4,497	21,233
Interest (expense) income, net	(40)	102
Other income (expense), net	2,959	(632)
Loss before income taxes	(33,650)	(32,788)
Income tax expense	5,038	457
Net loss	$(38,688)	$(33,245)
Net income attributable to and accretion of redeemable noncontrolling interest	(2,942)	(1,974)
Net loss attributable to AvePoint, Inc.	$(41,630)	$(35,219)
Deemed dividends on preferred stock	—	(32,928)
Net loss available to common stockholders	$(41,630)	$(68,147)
Basic and diluted loss per share	$(0.23)	$(0.48)
Basic and diluted shares used in computing loss per share	181,957	141,596

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended
	December 31,
	2022	2021
Net loss	$(38,688)	$(33,245)
Other comprehensive (loss) income net of taxes
Foreign currency translation adjustments	(250)	463
Total other comprehensive (loss) income	(250)	463
Total comprehensive loss	$(38,938)	$(32,782)
Comprehensive income attributable to redeemable noncontrolling interest	(3,003)	(1,911)
Total comprehensive loss attributable to AvePoint, Inc	$(41,941)	$(34,693)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficiency)

For the Year Ended December 31, 2022 and 2021

(In thousands, except share amounts)

	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock (1)		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2021	$5,210	$5,210	181,821,767	$18	$625,056	143,564	$(1,739)	$(375,297)	$2,317	$250,355
Proceeds from exercise of options	—	—	1,799,665	—	2,818	—	—	—	—	2,818
Common stock issued upon vesting of restricted stock units	—	—	1,784,993	—	—	—	—	—	—	—
Common stock issued upon acquisition	—	—	324,845	—	1,517	—	—	—	—	1,517
Common stock issued for canceled officer awards	—	—	3,592,504	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	37,210	—	—	—	—	37,210
Issuance of redeemable noncontrolling interest in EduTech	5,794	5,794	—	—	—	—	—	—	—	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(885)	—	—	—	—	(885)
Repurchase of common stock	—	—	(4,046,186)	—	—	4,046,186	(19,927)	—	—	(19,927)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(38,688)	—	(38,688)
Net income attributable to and accretion of redeemable noncontrolling interest	2,942	2,942	—	—	—	—	—	(2,942)	—	(2,942)
Foreign currency translation adjustment	61	61	—	—	—	—	—	—	(311)	(311)
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$229,147

			Redeemable	Share	Redeemable	Total						Accumulated
	Convertible		Common	Based	noncontrolling	mezzanine			Additional			Other	Total
	Preferred Stock (1)		Shares	Awards	interest	equity	Common Stock (1)		Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance, December 31, 2020	42,000,592	$183,390	$25,074	$1,489	$3,061	$213,014	100,068,469	$12	$105,159	$—	$(299,789)	$1,791	$(192,827)
Reclassification of share-based awards to mezzanine equity	—	—	—	206	—	206	—	—	(206)	—	—	—	(206)
Reclassification of common shares to mezzanine equity	—	—	6,872	—	—	6,872	—	—	—	—	—	—	—
Remeasurement of redemption value of common shares	—	—	7,361	—	—	7,361	—	—	—	—	(7,361)	—	(7,361)
Proceeds from exercise of options	—	—	—	—	—	—	5,141,331	—	8,242	—	—	—	8,242
Common stock issued upon vesting of restricted stock units	—	—	—	—	—	—	170,852	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	46,475	—	—	—	46,475
Remeasurement of redemption value of convertible preferred stock	—	32,928	—	—	—	32,928	—	—	—	—	(32,928)	—	(32,928)
Issuance of redeemable noncontrolling interest in EduTech	—	—	—	—	238	238	—	—	515	—	—	—	515
Conversion of convertible preferred stock	(42,000,592)	(216,318)	—	—	—	(216,318)	28,500,592	3	85,390	—	—	—	85,393
Reclassification of redeemable common shares from mezzanine to permanent equity	—	—	(39,307)	—	—	(39,307)	—	—	39,307	—	—	—	39,307
Reclassification of share-based awards from liabilities and mezzanine equity to permanent equity	—	—	—	(1,695)	—	(1,695)	—	—	41,152	—	—	—	41,152
Merger and recapitalization, net of transaction costs	—	—	—	—	—	—	47,940,523	3	299,736	—	—	—	299,739
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	—	—	—	—	(714)	—	—	—	(714)
Reclassification of Apex shares purchased prior to the Business Combination	—	—	—	—	—	—	—	—	—	(1,739)	—	—	(1,739)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	(33,245)	—	(33,245)
Net income attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	1,974	1,974	—	—	—	—	(1,974)	—	(1,974)
Foreign currency translation adjustment	—	—	—	—	(63)	(63)	—	—	—	—	—	526	526
Balance, December 31, 2021	—	$—	$—	$—	$5,210	$5,210	181,821,767	$18	$625,056	$(1,739)	$(375,297)	$2,317	$250,355

(1) As part of the Apex Business Combination (the “Apex Business Combination”) (as disclosed in “Note 3 — Business Combination”), all per share information has been retroactively adjusted using an exchange ratio of 8.69144 per share.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2022	2021
Operating activities
Net loss	$(38,688)	$(33,245)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,494	1,238
Operating lease right-of-use assets expense	5,945	—
Foreign currency remeasurement loss	835	1,308
Stock-based compensation	37,218	59,508
Deferred income taxes	3,701	(175)
Other	(607)	(755)
Change in value of earn-out and warrant liabilities	(4,402)	(21,233)
Changes in operating assets and liabilities:
Accounts receivable	(14,388)	(8,243)
Prepaid expenses and other current assets	(2,108)	(5,914)
Deferred contract costs and other assets	(9,596)	(8,890)
Accounts payable, accrued expenses, operating lease liabilities and other liabilities	(2,553)	10,626
Deferred revenue	20,375	10,805
Net cash (used in) provided by operating activities	(774)	5,030
Investing activities
Maturities of investments	183,554	—
Purchases of investments	(180,969)	(916)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(18,572)	—
Capitalization of internal-use software	(1,612)	—
Purchase of property and equipment	(3,853)	(2,461)
Net cash used in investing activities	(21,452)	(3,377)
Financing activities
Proceeds from recapitalization of Apex shares, net of transaction fees of $49,990	—	441,573
Redemption of redeemable convertible preferred stock	—	(130,925)
Redemption of Legacy AvePoint common stock	—	(106,169)
Purchase of common stock	(19,927)	(1,628)
Payment of net cash settlement for management options	—	(7,530)
Proceeds from stock option exercises	2,818	5,566
Proceeds from sale of common shares of subsidiary	—	753
Repayments of finance leases	(39)	(25)
Payments of transaction fees by Legacy AvePoint	—	(2,998)
Net cash (used in) provided by financing activities	(17,148)	198,617
Effect of exchange rates on cash	(1,655)	(1,165)
Net (decrease) increase in cash and cash equivalents	(41,029)	199,105
Cash and cash equivalents at beginning of period	268,217	69,112
Cash and cash equivalents at end of period	$227,188	$268,217
Supplemental disclosures of cash flow information
Income taxes paid	$3,320	$4,037
Contingent considerations in business combination	$5,635	$—
Common stock issued in business combination	$1,517	$—
Loan to certain acquiree shareholders	$235	$—

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Organization

AvePoint, Inc. was incorporated as a New Jersey corporation on July 24, 2001, and redomiciled as Delaware corporation in 2006. On July 1, 2021, AvePoint, Inc. (hereinafter referred to as “AvePoint”, the “Company”, “we”, “us”, or “our”) became a publicly traded company, as further described in “Note 3 - Business Combination”.

AvePoint provides a cloud-native software platform that organizations rely on to optimize operations, manage critical data and secure the digital workplace. As companies around the world embrace the new normal of hybrid work, they must build and deliver a new, seamless workplace experience for knowledge workers, centered around an extensive portfolio of SaaS solutions and productivity applications aimed at improving collaboration across the organization.

The adoption of this portfolio of solutions – what has been generally described as the “digital transformation” – is a substantial and ongoing challenge for most organizations, which for decades had previously relied upon only a small number of multi-purpose on-premises applications to drive business outcomes. However, to build and deliver an efficient digital workplace today, companies must address this abundance of applications – and the associated explosive growth and sprawl of data – with a platform offering that is well governed, fit for purpose, easy to use and built on automation.

AvePoint’s Confidence Platform empowers organizations – of all sizes, in all regions, and across all industries – to optimize and secure the solutions that most commonly establish and underpin the digital workplace. As our customers seek to rapidly reduce costs, improve productivity and make more informed business decisions, they depend on our platform for data-driven insights, critical business intelligence and ongoing operational value through automation.

Our principal headquarters are located in Jersey City, New Jersey, with our operating headquarters in Richmond, Virginia and additional offices in North America, Europe, Asia, Australia and the Middle East.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the consolidated accounts of AvePoint, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Guidance

In  February 2016, the Financial Account Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Accounting Standards Codification (“ASC”)) and subsequently issued amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10, ASU 2020-02, ASU 2020-05 and ASU 2021-05 (collectively, “ASC 842”). The Company adopted ASC 842 on  January 1, 2022, using the modified retrospective approach and has elected not to restate comparative periods and record a cumulative-effect adjustment as of the effective date. ASC 842 requires companies to generally recognize on the balance sheet operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets.

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

The adoption of the new standard resulted in the recognition of ROU assets of $13.9 million, net of previously recognized deferred rent balance of $0.6 million and total lease liabilities of $14.5 million, including a current liability of $3.6 million, and corresponding deferred tax assets and liabilities, on the Company’s consolidated balance sheet as of  January 1, 2022. The adoption had no significant impact on the Company’s consolidated statements of operations or cash flows.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In  October 2021, the FASB issued ASU No. 2021-08, Business Combinations (“ASC 805”), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Revenue from contracts with customers (“ASC 606”). Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The new guidance should be applied prospectively to acquisitions occurring on or after the effective date. The standard is effective for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not been issued. The Company early adopted the new standard on  January 1, 2022. We applied the new guidance to the current year acquisitions. The adoption of the standard did not have any impact on the Company’s consolidated financial statements.

Comparative Data

Certain amounts from prior periods have been presented separately have been grouped to conform to the current period presentation, including:

■	The reclassification of long-term unbilled receivables to be included in other assets on the consolidated balance sheets as of December 31, 2021;
■	The reclassification of long-term unbilled receivables to be included in deferred contracts and other assets on the consolidated statements of cash flows for the year ended December 31, 2021;
■	The reclassification of provision for doubtful accounts and loss (gain) on disposal of property and equipment to be included in other on the consolidated statements of cash flows for the year ended December 31, 2021; and
■	The payments of transaction fees to be included in proceeds from recapitalization of Apex shares on the consolidated statements of cash flows for the year ended December 31, 2021.

Business Combination

When we consummate a business combination, the assets acquired, and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the acquisition date fair value of the net identifiable assets acquired. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which  may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as we obtain new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the consolidated statements of operations. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to the business combinations closed in 2022 have not been presented because they are not material business combinations to our consolidated financial statements, either individually or in aggregate.

Goodwill

Goodwill represents the excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of our single reporting unit with its carrying amount. If the fair value exceeds its carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

During the year ended December 31, 2022, the goodwill was not impaired. There was no goodwill as of  December 31, 2021.

Intangible Assets, net

Intangible assets primarily consist of customer related assets and acquired software and technology. Typical customer related assets include order backlogs and customer relationships. Intangible assets that have finite useful lives are amortized over their useful lives on a straight-line basis, which range from one year to ten years. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that  may warrant revised estimates of useful lives or that indicate the asset  may be impaired.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenue and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, stock-based compensation, purchase price in a business combination, and earn-out liabilities. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

Foreign Currency

The Company has foreign operations where the functional currency has been determined to be the local currency, in accordance with FASB ASC 830, Foreign Currency Matters. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a separate component of stockholders’ deficiency under the caption, accumulated other comprehensive income. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s consolidated statements of operations. Transaction gains totaled $0.1 million for the year ended  December 31, 2022, and transaction losses totaled $(0.9) million for the year ended December 31, 2021.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers all investments available with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries which impose regulations that limit the ability to transfer cash out of the country. As of  December 31, 2022 and 2021, the Company’s cash balances at these entities were $10.8 million and $9.3 million, respectively. For purposes of the consolidated statements of cash flows, cash includes all amounts in the consolidated balance sheets captioned cash and cash equivalents.

Short-Term Investments

Short-term investments consist mainly of certificates of deposit held by financial institutions which have an initial maturity of greater than three months but less than or equal to one year at period end.

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

We depreciate computer equipment and software generally over a period of three years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. We depreciate furniture and fixture generally over a period of seven years. We depreciate buildings over a period of forty years. We depreciate office equipment generally over a period of five years. Depreciation and amortization for buildings, information technology assets, leasehold improvements, and furniture and fixtures commences once they are ready for our intended use.

Normal repair and maintenance costs are expensed as incurred. We write off depreciated assets that are no longer in service.

We evaluate long-lived assets, which include leasehold improvements and equipment subject to depreciation and amortization, for impairment whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized when the aggregate of estimated undiscounted future cash flows expected to result from the use and the eventual disposition of the long-lived assets less than its carrying amount. Impairment, if any, is determined based on the fair value of the long-lived asset.

There were no impairment charges recognized during the years ended December 31, 2022 and 2021, respectively.

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred Contract Costs

We defer sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, service, perpetual license and maintenance contracts. We have structured commissions plans such that the commission rate paid on renewal contracts are less than those paid on the initial contract; therefore, it is determined that the renewal commissions are not commensurate with the initial commission and thus capitalized as deferred contract costs. We determine the estimated average customer relationship period and average renewal term utilizing a portfolio approach. No impairment was recorded for the years ended  December 31, 2022 and 2021.

Amortization of deferred contract costs of $13.4 million and $9.5 million for the years ended  December 31, 2022 and 2021, respectively, is included as a component of sales and marketing expenses in our consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet was $48.6 million and $38.9 million as of  December 31, 2022 and 2021, respectively.

Software Development Costs

Costs incurred in the development of new software products and enhancements to existing software products to be accounted for under software revenue recognition guidance are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. These costs, consisting primarily of salaries and related payroll costs, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with ASC 985-20. The Company’s primary on-premises product is DocAve which is within the scope of subtopic 985-20. DocAve has been on the market since 2002. Typically, the economic life of software produced is less than five years. As such, any costs subject to capitalization under ASC 985-20 would be fully amortized at this time. As a result, no internally generated software development costs have been capitalized as of  December 31, 2022 and 2021.

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

The following table presents our revenue by source:

	Year Ended
	December 31,
	2022	2021
	(in thousands)
Revenue:
SaaS	$117,180	$85,580
Term license and support	57,214	50,970
Services	41,283	31,919
Maintenance	15,868	21,022
Perpetual license	794	2,418
Total revenue	$232,339	$191,909

Term license and perpetual license revenue recognized at point in time was $40.0 million and $39.7 million for the years ended December 31, 2022 and 2021, respectively. The remaining revenue amount is recognized over time.

Our sources of revenue mainly include:

■

SaaS and term license and support revenue includes revenue from the sale of SaaS and term license and support, versions of our software and related customer support. SaaS revenue is recognized ratably over the term of the contract. Term license revenue includes distinct on-premises license and support performance obligations. The license is generally recognized upfront at the point in time when the software is made available to the customer to download and use, and the support is recognized ratably over the term of the contract.

■

Perpetual license revenue is recognized upfront upon delivery of the licensed product and/or the utility that enables the customer to access authorization keys, provided that an enforceable contract has been received. Typically, our perpetual licenses are sold with post-contract support (PCS), which includes unspecified technical enhancements and customer support. Revenue from PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, which is typically one year, as we satisfy the PCS performance obligation.

■

Services revenue includes revenue derived primarily from the implementation of software, training, consulting, and migrations. We also offer license customization and managed services. Services revenue from implementation, training, consulting, migration, and license customization is recognized by applying a measure of progress, such as labor hours to determine the percentage of completion of each contract. Services revenue from managed services is recognized ratably on a straight-line basis over the contract term.

In rare cases when the software and the related when-and-if available updates are critical to the combined utility of the software, the Company has determined this to be one performance obligation and revenue is recognized ratably over the license term.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

ASC 606 is a single standard for revenue recognition that applies to all of our SaaS, term license and support, services, perpetual license and maintenance arrangements and generally requires revenue to be recognized upon the transfer of control of promised goods or services provided to its customers, reflecting the amount of consideration it expects to receive for those goods or services. Pursuant to ASC 606, revenue is recognized upon the application of the following steps:

■	identification of the contract, or contracts, with a customer;
■	identification of the performance obligations in the contract;
■	determination of the transaction price;
■	allocation of the transaction price to the performance obligations in the contract; and
■	recognition of revenue when, or as, the contractual performance obligations are satisfied.

The timing of revenue recognition may differ from the timing of invoicing to our customers. We record an unbilled receivable when revenue is recognized prior to invoicing. Current unbilled receivables are included in accounts receivable, net in the consolidated balance sheets. Long-term unbilled receivables that are expected to be billed more than twelve months after the period end are included within other assets in the consolidated balance sheets. We record deferred revenue in the consolidated balance sheets when cash is collected or invoiced before revenue is earned. Our standard payment terms are generally net 30 days. Invoices for SaaS, term license and support and maintenance are generally issued annually in advance or when the license is made available for customer use. Invoices for license contracts are generally issued when the license is available for the customer for download. Services are generally invoiced in advance or as the services are performed.

Total deferred revenue as of December 31, 2021, was $82.3 million, of which $72.3 million was recognized as revenues for the year ended December 31, 2022.

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Opening (January 1, 2021)	$53,749	$74,688	$31,943
Closing (December 31, 2021)	61,335	82,332	38,926
Increase/(decrease)	7,586	7,644	6,983

Opening (January 1, 2022)	$61,335	$82,332	$38,926
Closing (December 31, 2022)	73,348	101,490	48,553
Increase/(decrease)	12,013	19,158	9,627

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

In determining the SSP of license and support in a term license arrangement we apply observable inputs using the value relationship between support and term license, the value relationship between support and perpetual licenses, the average economic life of our products, software renewal rates and the price of the bundled arrangement in relation to the perpetual licensing approach. Using a combination of the relative fair value method or the residual value method, the SSP of the performance obligations in an arrangement is allocated to each performance obligation within a sales arrangement.

As of December 31, 2022, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $237.8 million, of which $186.3 million is related to SaaS and term license and support revenue. We expect to recognize approximately 64% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

We utilize indirect sales channels which utilize Channel Partners. These deals are executed in one of two ways:

1.	Channel Partner as Customer

In the first form of these arrangements, the Channel Partner purchases the products from us at a discounted price and resells the products to end users at a price determined by the Channel Partner. In this scenario, the Channel Partner is the entity that has contracted with us and therefore is determined to be our customer. We recognize revenue when control of the goods and/or services are transferred to the customer. In this first form of the sales transaction, revenue recognition occurs upon transfer to the Channel Partner (acting as reseller) or as directed by the Channel Partner (acting as reseller) to its customer.

2.	End User as Customer

In the second form, we bill the end user, and the Channel Partner receives a commission. Upon analysis of deals executed through the second form of these channels, we determined that the end user represents our customer due to the fact that the end user purchased goods and/or services that are outputs of our ordinary activities. Consequently, Channel Partners utilized in deals executed through this second model are deemed to be agents of the transaction. In this second form of these arrangements, we recognize revenue upon transfer of the goods and/or services to the end user.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. To date, we have issued both stock options and restricted stock units (“RSUs”). With respect to equity-classified awards, the Company measured stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost as expense ratably (net of estimated forfeitures) over the requisite service period. With respect to liability-classified awards, the Company measures stock-based compensation cost at the grant date and at each reporting period based on the estimated fair value of the award. Stock-based compensation cost is recognized ratably over the requisite service period, net of actual forfeitures in the period.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. The tax years 2018 through 2021 are open and subject to audit by U.S. federal, state and local authorities. The tax years 2012 through 2021 are open and subject to audit by foreign tax jurisdictions.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Redeemable Noncontrolling Interest

As of  December 31, 2022 and 2021, the Company owned 73.82% and 76.09% of AvePoint EduTech Pte. Ltd. (“EduTech”), respectively.

AEPL PTE. LTD. (“AEPL”)

As part of AEPL’s investment in EduTech, the Company granted AEPL a put option which allows AEPL to cause the Company to repurchase AEPL’s shares in EduTech at any time between December 24, 2022, and December 24, 2023, at a price equal to AEPL’s initial investment of approximately $8.3 million. Consequently, the Company records redeemable noncontrolling interest as mezzanine equity in its consolidated balance sheets. At each reporting period, the Company increases the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable, and adjustments to the value are recorded as net income attributable to redeemable noncontrolling interest. As of  December 31, 2022 and 2021, AEPL owned 23.20% and 23.91% of EduTech, respectively.

I-Access Solutions Pte. Ltd. (“I-Access”)

On February 18, 2022, (the “I-Access Closing Date”), EduTech consummated its acquisition of all of the ordinary shares of I-Access, a Singapore limited company. As a result, I-Access became a wholly owned subsidiary of EduTech. The acquisition was made pursuant to a share purchase agreement, dated as of January 31, 2022, (the “Share Purchase Agreement”), by and among EduTech and the former I-Access shareholders. As of  December 31, 2022, former I-Access shareholders owned 2.98% of EduTech and such shares were included in redeemable noncontrolling interest. Refer to (“Note 3 - Business Combination”) for further details.

Emerging Growth Company

The Company is considered an emerging growth company. Section 102(b)(1) of the Jobs Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses on Financial Instruments,” which replaces incurred loss methodology to estimate credit losses on financial instruments with a methodology that reflects expected credit losses. This amendment affects entities holding financial assets that are not accounted for at fair value through net income including trade receivables. Subsequently FASB issued ASU 2020-02 which deferred the adoption date. The amendments in this ASU are effective for EGC entities, which elected to take advantage of the extended transition period, for fiscal years beginning after December 15, 2022. Early application of the amendments is permitted. The adoption of the standard will not have a material impact on the Company's consolidated financial statements.

While we generally expect the financial records to be impacted by the requirements highlighted above, we cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements at this time.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Business Combination

Apex Technology Acquisition Corporation

On November 23, 2020, AvePoint, Inc. (“Legacy AvePoint”) and certain members of Apex (as defined below) entered into the Apex Business Combination Agreement. The business combination by and among Legacy AvePoint and certain members of Apex was effected on July 1, 2021, and through a series of merger transactions, which were finalized on July 26, 2021, (the “Apex Business Combination”) Apex Technology Acquisition Corporation (“Apex”) was the surviving entity and changed its name to AvePoint.

The Apex Business Combination was accounted for as a reverse recapitalization as Legacy AvePoint was determined to be the accounting acquirer under ASC 805. This determination was primarily based on Legacy AvePoint comprising the ongoing operations of the combined entity, Legacy AvePoint’s senior management comprising the majority of the senior management of the combined company and the prior stockholders of Legacy AvePoint having a majority of the voting power of the combined entity. In connection with the Apex Business Combination, the outstanding shares of Legacy AvePoint’s preferred stock were redeemed for cash and shares of AvePoint’s common stock and the outstanding shares of Legacy AvePoint’s common stock were converted into AvePoint’s common stock, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Operations and assets and liabilities of the Company prior to the Apex Business Combination in these financial statements are those of Legacy AvePoint. As a result, these financial statements represent the continuation of Legacy AvePoint and the historical stockholders’ deficiency. Common stock, preferred stock and loss per share of Legacy AvePoint prior to the Apex Business Combination have been retrospectively adjusted for the Apex Business Combination using an exchange ratio of 8.69144. Options to purchase common stock of Legacy AvePoint were converted into options to purchase common stock of AvePoint, Inc. using an exchange ratio of 8.6914. The options, as converted, continue to be governed by Legacy AvePoint’s existing stock option plan. The accumulated deficit of Legacy AvePoint has been carried forward after the Apex Business Combination. All per share information in the consolidated balance sheets, consolidated statements of operations, consolidated statements of mezzanine equity and stockholders’ equity (deficiency) and the notes to consolidated financial statements have been retroactively adjusted using an exchange ratio of 8.69144 per share.

The following transactions occurred in connection with the Apex Business Combination which impacted our mezzanine equity and permanent equity accounts:

■	Shares of Legacy AvePoint common stock were cancelled and converted into 103,831,523 shares of our common stock, par value $0.0001 per share.
■	$106.2 million was paid to holders of Legacy AvePoint common stock in exchange for 10,602,105 shares of common stock (as converted).
■	Shares of Apex Class A common stock were cancelled and converted into 34,982,628 shares of our common stock.
■	Shares of Apex Class B common stock were cancelled and converted into 9,560,000 shares of our common stock.
■	Apex entered into subscription agreements with certain investors, whereby 14,000,000 shares of our common stock at $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $140.0 million.
■	A portion of Legacy AvePoint preferred stock was cancelled and converted into 28,500,592 shares of our common stock. The remaining preferred stock was redeemed for $130.9 million.
■	Options to purchase Legacy AvePoint common stock (other than certain options held by certain executives and options issued to certain international employees) were cancelled and converted into an option to purchase our common stock with the same terms and conditions (including vesting and exercisability terms) applicable to the corresponding former Legacy AvePoint options.
■	Options to purchase Legacy AvePoint common stock issued to certain international employees were cancelled and converted into an option to purchase our common stock with the same terms and conditions with the exception of fully vested options which will incur an additional month of vesting following the Apex Business Combination to comply with local regulations.
■	Legacy AvePoint Officer Awards, as defined in “Note 16 — Stock-Based Compensation,” were cancelled. Refer to “Note 16 — Stock-Based Compensation” for more information.
■	Put options on Legacy AvePoint Modified Options and Modified Common Stock, as defined in “Note 16 — Stock-Based Compensation”, were cancelled. Refer to “Note 16 — Stock-Based Compensation” for more information.
■	We entered into earn-out agreements to issue additional shares if certain share price milestones are achieved. Refer to “Note 14 — Company Earn-Out and Warrant Liabilities” for more information.
■	We assumed public and private placement warrants from Apex. Refer to “Note 14 — Company Earn-Out and Warrant Liabilities” for more information.

As of the Closing Date and following the completion of the Apex Business Combination, we are authorized to issue up to 1,000,000,000 shares of our common stock at a par value of $0.0001 per share and up to 20,000,000 shares of preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board.

As of the Closing Date and following the completion of the Apex Business Combination, we had the following outstanding securities:

■	180,272,638 shares of our common stock; and
■	17,905,000 warrants, each exercisable for one share of common stock at a price of $11.50 per share.

As a result of the Apex Business Combination, we received net cash consideration of $204.5 million. Legacy AvePoint and Apex incurred costs that are considered direct and incremental costs associated with the transaction. These costs amounted to $56.2 million and were treated as a reduction of additional paid-in capital.

Cash flows provided to or paid by Legacy AvePoint or Apex in connection with the Apex Business Combination are included in our consolidated statements of cash flows as financing activities. Our purchase of shares of Apex common stock prior to the Apex Business Combination is included in our consolidated statements of cash flows as a financing cash outflow. The shares purchased are recorded as treasury stock.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

I-Access Acquisition

On the I-Access Closing Date, EduTech consummated its acquisition of all of the ordinary shares of I-Access. As a result, I-Access became a wholly-owned subsidiary of EduTech. The acquisition was made pursuant to the Share Purchase Agreement, by and among EduTech and the former I-Access shareholders. The Company, through its subsidiary EduTech, completed the acquisition of I-Access to further expand its SaaS solutions for corporate learning and development. The fair value of the transaction consideration totaled approximately $7.1 million, consisting of: $1.5 million in cash, and contingent consideration measured at a fair value of $5.6 million on the I-Access Closing date. The above-mentioned contingent consideration consists of:

(i) 2.98% of EduTech common shares (of those, 292,440 shares were issued on the I-Access Closing Date and 30,252 shares were held in escrow pending distribution pursuant to the Adjustment for Guaranteed Minimum Revenue (as defined below));

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

On  April 15, 2022, the Company implemented a management changeover. As a result, pursuant to the terms of the Share Purchase Agreement, the Adjustment for Guaranteed Minimum Revenue was cancelled and the 292,440 EduTech shares issued as consideration on the I-Access Closing Date, the 30,252 EduTech shares held in escrow, the put option on EduTech shares and the earnout in EduTech shares were no longer contingent and were reclassified to mezzanine equity and included in redeemable noncontrolling interest.

The acquisition-related costs totaled $0.3 million and are recognized as an expense within general and administrative in the consolidated statements of operations.

Prior to being reclassified to mezzanine equity, the contingent consideration was liability classified and was measured at fair value on the I-Access Closing Date and remeasured on the date the Adjustment for Guaranteed Minimum Revenue was cancelled. The fair value of the contingent consideration was estimated using a combination of multiple valuation methods, including discounted cash flows method, guideline public company method, and the Black-Scholes option-pricing model with the following weighted-average assumptions as of  February 18, 2022, and  April 15, 2022:

	February 18, 2022	April 15, 2022
Expected life (in years)	2.08	1.93
Expected volatility	50%	50%
Risk-free rate	1.23%	1.83%
Dividend	0%	0%

The contingent consideration fair value estimated on the I-Access Closing Date and the date the Adjustment for Guaranteed Minimum Revenue was cancelled was $5.6 million and $5.8 million, respectively. During the year ended  December 31, 2022, the change in the fair value of $0.2 million is included within general and administrative on the consolidated statements of operations. The financial results of I-Access have been included in our consolidated financial statements since the date of the acquisition. The I-Access business is reported within our reportable segment. In accordance with ASC 805- 740 , the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the I-Access acquisition as a result of book-to-tax differences primarily related to the technology and software intangibles and customer related assets.

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The goodwill, which is generally not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisitions.

Intangible assets primarily relate to acquired technology and software and customer related assets. The acquired definite-lived intangible assets are being amortized over an estimated useful life of: (i) 10 years for technology and software on a straight-line basis; and (ii) 1 to 10 years for customer related assets on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the relief from royalty method which is based on the premise that the only value that a purchaser of the assets receives is the exemption from paying a royalty for its use over its remaining useful life. Some of the significant assumptions inherent in the development of such asset valuations include revenues, royalty rate, contributory asset charges, discount rate, useful life, as well as other factors. The fair value of intangible assets as of  December 31, 2022, is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Essential Acquisition

On  August 25, 2022, the Company acquired all of the issued and outstanding equity interest in Essential Co. Ltd., a South Korea-based software solutions provider that will advance the Company’s ability to enable organizations to accelerate data-driven digital transformation, for a total valuation of $3.0 million with most of the value allocated to goodwill. The resulting goodwill is not deductible for income tax purposes.

tyGraph Companies Acquisition

On  September 12, 2022, the Company consummated its acquisition of all of the outstanding shares of tyGraph Incorporated (“tyGraph US”), and AvePoint Ontario Ltd. (“AvePoint Ontario”, a wholly-owned subsidiary of AvePoint) consummated its acquisition of all of the outstanding shares of tyGraph Ltd. (“tyGraph Canada” and, collectively with tyGraph US, the “tyGraph Companies”). On  September 12, 2022, tyGraph Canada was merged with and into AvePoint Ontario, with AvePoint Ontario surviving. As a result, the tyGraph Companies became wholly-owned subsidiaries of AvePoint. The acquisition was made pursuant to the Share Purchase Agreement, by and among AvePoint, AvePoint Ontario and the former tyGraph Companies shareholders. The Company completed the acquisition of the tyGraph Companies to further expand its SaaS solutions for providing robust analytics capabilities that enable organizations to uncover workplace engagement. The fair value of the transaction consideration totaled approximately $15.3 million, consisting of: $13.8 million in cash, and 324,845 of shares in the Company measured at a fair value of $1.5 million on the closing date. The above-mentioned cash consideration (the “tyGraph Companies Consideration”) consisted of:

(i) the cash purchase price of $13.5 million;

(ii) the entire outstanding principal and interest of the loans made to certain tyGraph Companies shareholders which was approximately $0.2 million; and

(iii) unpaid transaction costs incurred by the tyGraph Companies as of the open of business on the closing date which was approximately $0.1 million.

The acquisition-related costs incurred by the Company totaled $0.4 million and are recognized as an expense within general and administrative in the consolidated statements of operations.

The financial results of the tyGraph Companies have been included in our consolidated financial statements since the date of the acquisitions. The tyGraph Companies businesses are reported within our reportable segment. In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the tyGraph Companies acquisitions as a result of book-to-tax differences primarily related to the technology and software intangibles and customer related assets.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary Allocation
(in thousands)
Accounts receivable, net	$449
Prepaid expenses and other current assets	262
Property and equipment	30
Goodwill	12,193
Customer related assets	3,868
Technology and software	2,552
Other assets	219
Accounts payable	(93)
Accrued expenses and other liabilities	(342)
Current portion of deferred revenue	(2,079)
Other non-current liabilities	(1,724)
Total purchase consideration	$15,335

The goodwill, which is generally not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition.

Intangible assets primarily relate to acquired technology and software and customer related assets. The acquired definite-lived intangible assets are being amortized over an estimated useful life of: (i) 6 years for technology and software on a straight-line basis; and (ii) 10 years for customer related assets on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the relief from royalty method which is based on the premise that the only value that a purchaser of the assets receives is the exemption from paying a royalty for its use over its remaining useful life. Some of the significant assumptions inherent in the development of such asset valuations include revenues, royalty rate, contributory asset charges, discount rate, useful life, as well as other factors. The fair value of intangible assets as of  December 31, 2022, is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2021	$—
Acquisitions	19,167
Effect of foreign currency translation	(263)
Balance as of December 31, 2022	$18,904

5. Intangible assets, net

Intangible assets consist of the acquired intangible assets and the self-developed software. Amortization expense for intangible assets was $1.4 million for the year ended  December 31, 2022. There was no amortization expense for intangible assets for the year ended  December 31, 2021.

As of  December 31, 2022, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31:
(in thousands)
2023	$1,981
2024	1,869
2025	1,480
2026	1,135
2027	1,132
Thereafter	3,482
Total intangible assets subject to amortization	$11,079

A summary of the balances of the Company’s intangible assets as of  December 31, 2022 and 2021 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average
			December 31,			December 31,	Life
			2022			2021
	(in thousands)						(in years)
Technology and software, net	6,842	(777)	6,065	—	—	—	6.9
Customer related assets, net	4,799	(477)	4,322	—	—	—	9.4
Content, net	830	(138)	692	—	—	—	3.0
Total	$12,471	$(1,392)	$11,079	$—	$—	$—	7.6

6. Concentration of Credit Risk

The Company deposits its cash with financial institutions and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of revenue for the years ended December 31, 2022 and 2021, and no customer made up more than 10% of accounts receivable as of  December 31, 2022 and 2021.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	December 31,	December 31,
	2022	2021
	(in thousands)
Trade receivables	$47,046	$38,819
Current unbilled receivables	20,153	17,086
Allowance for doubtful accounts	(725)	(838)
	$66,474	$55,067

Long-term unbilled receivables were $6.9 million and $6.3 million as of December 31, 2022 and 2021, respectively.

8. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2022	2021
	(in thousands)
Computer equipment	$6,079	$5,777
Leasehold improvements	3,823	2,769
Furniture and fixtures	1,316	1,102
Building	725	786
Office equipment	493	394
Software	347	378
	12,783	11,206
Less accumulated depreciation and amortization	(7,246)	(7,284)
	$5,537	$3,922

Depreciation and amortization expense was $2.1 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following components:

	December 31,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$26,585	$22,740
Current operating lease liabilities	5,392	—
Indirect taxes	3,638	3,945
Cloud service fees	2,285	1,314
Professional service fees	1,464	1,033
Accrued partner expenses	1,445	903
Income taxes payable	1,055	1,197
Other	5,920	3,930
	$47,784	$35,062

6
4

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Line of Credit

The Company maintains a loan and security agreement with a commercial bank. As lender for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw at its request. The line bears interest at a rate equal to LIBOR plus 3.5%. The line carries an unused fee of 0.5% per year. The line will mature on April 7, 2023. We are required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by the bank each quarter. The Company pledged, assigned and granted the bank a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the loan and security agreement obligations. As of December 31, 2022, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

The Company has not at any time, including as of December 31, 2022, and for the fiscal year ended December 31, 2022, borrowed under the loan and security agreement.

11. Income Taxes

Pretax loss resulting from domestic and foreign operations is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Domestic	$(17,081)	$(23,583)
Foreign	(16,569)	(9,205)
Pretax loss from continuing operations	$(33,650)	$(32,788)

The components of the provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2022	2021
	(in thousands)
Current income tax expense:
Federal	$1,937	$467
State and local	668	(881)
Foreign	(1,478)	1,117
Total current income tax expense	1,127	703
Deferred income tax expense (benefit):
Federal	2,370	89
State and local	(820)	(12)
Foreign	2,361	(323)
Total deferred income tax expense (benefit)	3,911	(246)
Total income tax expense	$5,038	$457

The reconciliation of the amounts at the U.S. federal statutory income tax rate to the company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
U.S. federal statutory tax rate	$(7,067)	$(6,886)
State and local income taxes, net	(292)	(962)
Stock-based compensation	(51)	10,865
Executive compensation limitation	3,566	—
Fair value of earnout liability	(828)	(3,946)
Transaction costs	125	(2,209)
Change in valuation allowance	12,844	3,085
Foreign rate differential	(2,066)	440
Return-to-provision adjustments	(1,029)	(196)
Permanent differences	29	334
Other, net	(193)	(68)
Total	$5,038	$457

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, a permanent item recorded for the executive compensation limitation, and changes in valuation allowance in certain foreign jurisdictions.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	December 31,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,775	$10,716
Deferred revenue	4,301	5,315
Compensation and benefits	6,567	4,384
Research and development expenses	6,169	—
Lease liability	3,622	—
Foreign tax credits	270	720
Fair value of earnout liability	93	181
Other	457	1,047
	35,254	22,363
Less: Valuation allowance	(20,808)	(8,356)
Deferred tax assets, net	14,446	14,007

Deferred tax liabilities:
Property and equipment	(197)	(132)
Amortization	(2,595)	(214)
Commissions	(8,384)	(7,918)
Prepaid subscription	(836)	(822)
Unbilled receivable	(1,489)	(2,183)
Right-of-use assets	(3,402)	—
Total deferred tax liability	(16,903)	(11,269)
Net deferred tax (liabilities) assets	$(2,457)	$2,738

Deferred tax assets are included within other assets in the consolidated balance sheets, and deferred tax liabilities are included within other non-current liabilities in the consolidated balance sheets.

	December 31,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets, net of valuation allowance	$488	$3,182
Deferred tax liabilities	(2,945)	(444)
Net deferred tax (liabilities) assets	$(2,457)	$2,738

As of December 31, 2022, the Company had net operating loss (“NOL”) carryforwards for state and local income tax of $14.6 million, which may offset future taxable income. The state NOL carryforwards begin to expire in 2026. The Company also has foreign NOL carryforwards of approximately $54.5 million, which will expire beginning 2024 and NOL carryforward periods vary from 6 years to indefinite period. The Company has $0.3 million of foreign tax credit carryforwards available that expire in 2023.

Under the provisions of the Internal Revenue Code, the U.S. NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of a 50% cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. The Company may have experienced an ownership change prior to December 31, 2022, however, the Company does not believe its NOL carryforwards would be limited under IRC Section 382. The Company could experience an ownership change in the future which could limit the utilization of certain NOL carryforwards.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considered all available positive and negative evidence, including the level of historical taxable income, future reversals of existing temporary differences, tax planning strategies, and projected future taxable income. On the basis of this evaluation, a valuation allowance of $20.8 million and $8.4 million was recorded as of December 31, 2022 and 2021, respectively, against certain jurisdiction’s net deferred tax assets for which it is more likely than not that the tax benefit will not be realized. The valuation allowance was increased by $12.5 million for the year ended December 31, 2022, primarily due to full valuation allowances being established for U.S. and Japan in the current year.

As of December 31, 2022, the Company did not provide any foreign withholding taxes related to its foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested to fund ongoing operations of the foreign subsidiaries. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties is as follows:

	December 31,	December 31,
	2022	2021
	(in thousands)
Beginning balance	$1,088	$5,369
Additions based on tax positions related to the current year	—	—
Reduction for tax positions of prior years	(12)	(4,281)
Reduction for settlements	(935)	—
Expiration of applicable statute of limitations	—	—
Ending balance	$141	$1,088

During 2022, certain foreign jurisdiction concluded an income tax audit for prior periods which recognizes $0.9 million unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of  December 31, 2022 and 2021, the Company had $0.2 million and $1.3 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. These amounts were included in other non-current liabilities in their respective years. As of December 31, 2022, and December 31, 2021, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was not material.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The tax years 2018 through 2021 generally remain open for examination for federal, state and local tax purposes. The tax years 2012 through 2021 are open and subject to audit by foreign jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards on December 31, 2022, and December 31, 2021, will remain subject to examination until the respective tax year is closed.

12. Leases

The Company is obligated under various non-cancelable operating leases primarily for office space. The initial terms of the leases expire on various dates through 2030. We determine if an arrangement is a lease at inception.

Leases are classified as either operating or finance leases based on certain criteria. This classification determines the timing and presentation of expenses on the income statement, as well as the presentation of the related cash flows and balance sheet. Operating leases are recorded on the balance sheet beginning  January 1, 2022, as operating lease right-of-use assets, accrued expenses and other liabilities, and long-term operating lease liabilities. The Company currently has no significant finance leases.

ROU assets and related liabilities are recorded at lease commencement based on the present value of the lease payments over the expected lease term. Lease payments include future increases unless the increases are based on changes in an index or rate. The rate implicit in the leases was not readily determinable, thus the Company’s incremental borrowing rate is used to calculate ROU assets and related liabilities. The incremental borrowing rate is determined based on the Company’s estimated credit rating, the term of the lease, the economic environment where the asset resides and full collateralization. Lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term and is allocated within operating expenses in the consolidated statements of operations.

The components of the Company’s operating lease expense are reflected in the consolidated statements of operations for the year ended  December 31, 2022, is as follows:

Year Ended December 31,
2022
(in thousands)
Lease liability cost	$5,945
Short-term lease expenses (1)	1,760
Variable lease cost not included in the lease liability (2)	261
Total lease cost	$7,966

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

During the year ended  December 31, 2022, ROU assets obtained in exchange for new operating lease liabilities amounted to $6.9 million.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Other information related to operating leases for the year ended  December 31, 2022, is as follows:

Year Ended December 31,
2022
(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$5,626

As of  December 31, 2022, our operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 5.1%.

The maturity schedule of the operating lease liabilities as of  December 31, 2022, is as follows:

Year Ending December 31:
(in thousands)
2023	$6,104
2024	4,360
2025	2,817
2026	2,159
2027	1,373
Thereafter	1,887
Total future lease payments	18,700
Less: Present value adjustment	(1,960)
Present value of future lease payments (1)	$16,740

(1) Includes the current portion of operating lease liabilities of $5.4 million, which is reflected in accrued expenses and other liabilities in the consolidated balance sheets.

During the year ended December 31, 2021, total rent expenses amounted to $6.4 million.

The future minimum rental payments under ASC 840 for all long-term non-cancelable property leases as of  December 31, 2021, were as follows:

Year Ending December 31:
(in thousands)
2022	$5,680
2023	3,808
2024	2,428
2025	1,840
2026	1,438
Thereafter	2,960
$18,154

13. Commitments and Contingencies

Purchase Commitments

The Company has outstanding unconditional purchase commitments to procure licenses to use IT software from suppliers. These agreements are negotiated in consideration of the volume of transactions with select suppliers and the associated required transaction volumes are expected to be met through the normal course of business.

In April 2019, the Company signed an unconditional purchase commitment related to the use of Microsoft Office 365 in the amount of $2.1 million payable in three equal installments during 2019, 2020, and 2021. In May 2020, the Company signed an unconditional purchased commitment in the amount of $22.0 million to purchase IT solutions over a three-year term. Under this agreement, payments are made upon consumption of the IT solutions and any remaining obligations due at the end of the three-year term in May 2023. Given the Company’s history of procuring similar products, it is expected that cash payments to the supplier will occur in 2021 and 2022 with any remaining amounts coming due in 2023. During the year ended December 31, 2019, the Company paid $0.7 million under the 2019 agreement. During the year ended December 31, 2020, the Company paid $0.7 million related to the 2019 agreement and $3.1 million under the 2020 agreement for a total of $3.8 million. During the year ended December 31, 2021, the Company paid the remaining $0.7 million related to the 2019 agreement and $12.1 million related to the 2020 agreement. During the year ended December 31, 2022, the Company paid $19.1 million related to the 2020 agreement.

In July 2022, the Company signed an unconditional purchase commitment related to the use of Microsoft Office 365 in the amount of $6.1 million payable in three installments during 2022, 2023, and 2024. During the year ended December 31, 2022, the Company paid $1.9 million related to the July 2022 agreement.

In December 2022, the Company signed an unconditional purchase commitment in the amount of $96.0 million to purchase IT solutions over a three-year term. Under this agreement, payments are made upon access to the service and any remaining obligations due at the end of the three-year term in December 2025. Given the Company’s history of procuring similar products, it is expected that cash payments to the supplier will occur in 2023 through 2025 with any remaining amounts coming due in 2025.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company is obligated to make the following future minimum payments under the non-cancelable terms of these contracts as of  December 31, 2022:

Years ending December 31,
(in thousands)
2023	$2,026
2024	2,213
2025	96,000
2026	—
2027	—
Thereafter	—
$100,239

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of December 31, 2022, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Guarantees

In the normal course of business, we are seldomly required to enter into service agreements that require contingency agreements with customers in highly regulated sectors. These agreements are secured by certificates of deposits. As of December 31, 2022, letters of credit have been issued in the amount of $2.4 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

14. Company Earn-Out and Warrant Liabilities

Company Earn-Out

As a result of the Apex Business Combination, the holders of Legacy AvePoint Preferred Stock, Legacy AvePoint common stock and Legacy AvePoint Options shall be issued additional shares of AvePoint’s common stock, as follows:

■	1,000,000 shares of AvePoint’s common stock, in the aggregate, if at any time from and after the Apex Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $12.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $12.50 per share;
■	1,000,000 shares of AvePoint’s common stock, in the aggregate, if at any time from and after the Apex Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $15.00 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $15.00 per share;
■	1,000,000 shares of AvePoint’s common stock, in the aggregate, if at any time from and after the Apex Business Combination through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $17.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $17.50 per share.

The rights described above are hereafter referred to as the “Company Earn-Out Shares”. To the extent that any portion of the Company Earn-Out Shares that would otherwise be issued to a holder of options that remain unvested at the date of the milestones described above, then in lieu of issuing the applicable Company Earn-Out Shares, the Company shall instead issue an award of RSUs of the Company for a number of shares of AvePoint’s common stock equal to such portion of the Company Earn-Out Shares issuable with respect to the unvested options (the “Company Earn-Out RSUs”). In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718. Refer to “Note 16 — Stock-Based Compensation” for more information regarding the Company Earn-Out RSUs.

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021, was determined to be $29.6 million. The fair value was remeasured as of  December 31, 2022 and 2021, and was determined to be $6.6 million and $10.0 million, respectively, and included in the earn-out shares’ liabilities in the consolidated balance sheets. As a result, approximately $4.3 million and $20.3 million was recognized during the years ended  December 31, 2022 and 2021, respectively, and included as gain on earn-out and warrant liabilities in the consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

	December 31,	December 31,	July 1,
	2022	2021	2021
Term (in years)	5.50	6.50	7.00
Volatility	55.00%	40.00%	40.00%

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Warrants to Acquire Common Stock

On July 1, 2021, as part of the Apex Business Combination, the Company effectively granted 405,000 private placement warrants with a 5-year term and strike price of $11.50 per share. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are held by only two parties and any transfer of the warrants to a party other than a current holder of the warrants would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of  December 31, 2022 and 2021, and was determined to be $0.2 million and $0.5 million, respectively, and included in the other non-current liabilities in the consolidated balance sheets. As a result, $0.2 million and $0.9 million was recognized during the years ended  December 31, 2022 and 2021, respectively, and included as gain on earn-out and warrant liabilities in the consolidated statements of operations.

15. Mezzanine Equity and Stockholders’ Equity (Deficiency)

Prior to the Apex Business Combination, the Company had two classes of capital stock: common stock and preferred stock. Following the Apex Business Combination, the Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company is authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 185,277,588 and 181,821,767 shares issued and outstanding as of  December 31, 2022 and 2021, respectively, net of treasury shares. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

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

Sponsor Earn-Out Shares

On July 1, 2021, as a result of the Apex Business Combination, the Company modified the terms of 2,916,700 shares of common stock (“Sponsor Earn-Out Shares”) then held by Apex’s sponsor, such that such shares will be subject to the following vesting provisions:

■	100% of the Sponsor Earn-Out Shares shall vest and be released if at any time through the seventh anniversary of the Apex Business Combination, AvePoint’s stock price is greater than or equal to $15.00 (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30 trading day period; and
■	100% of the remaining Sponsor Earn-Out Shares that have not previously vested shall vest and be released if at any time through the seventh anniversary of the Apex Business Combination, the Company consummates a subsequent transaction.

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  December 31, 2022.

Public Warrants to Acquire Common Stock

On July 1, 2021, as part of the Apex Business Combination, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint’s common stock and the warrants are exercisable from the date of issuance through the fifth anniversary of the Apex Business Combination. The public warrants are equity classified and its fair value, based on the publicly traded warrants, was $59.3 million on July 1, 2021, and included in the additional paid-in capital on the consolidated balance sheets. As of  December 31, 2022, all 17,500,000 warrants remain outstanding.

Convertible Contingently Redeemable Preferred Stock

On July 1, 2021, as part of the Apex Business Combination, the 42,000,592 outstanding preferred stock of the Company was redeemed for cash in part and converted into AvePoint’s common stock in part in connection with the Apex Business Combination with the Apex Group as described in “Note 3 — Business Combination”.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock. Under the Share Repurchase Program, the Company has the authority to buy up to a maximum of $150 million of common stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the year ended December 31, 2022, the Company purchased 4,046,186 shares at an average price of $4.92.

Redeemable Noncontrolling Interest

On December 24, 2020, AEPL, an unaffiliated entity, acquired a redeemable noncontrolling interest in EduTech through the contribution of $7.5 million. As of December 31, 2020, AvePoint owned a 77.78% interest in EduTech and AEPL owned a 22.22% interest in EduTech.

On February 11, 2021, AEPL acquired additional redeemable noncontrolling interest in EduTech through the contribution of $0.8 million. At the transaction closing date, AvePoint owned a 76.09% interest in EduTech and AEPL owned a 23.91% interest in EduTech. As part of AEPL’s initial and subsequent investment in EduTech, the Company granted AEPL a put option which allows AEPL to cause the Company to repurchase AEPL’s shares in EduTech at any time between December 24, 2022, and December 24, 2023, at a price equal to AEPL’s initial and subsequent investment amounts.

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

On April 15, 2022, the Company implemented a management changeover. As a result, pursuant to the terms of the Share Purchase Agreement, the GMR was cancelled and the 292,440 EduTech shares issued as consideration on the I-Access Closing Date, the 30,252 EduTech shares held in escrow, and the put option on EduTech shares were no longer contingent, reclassified to mezzanine equity and included in redeemable noncontrolling interest. From the date the GMR was cancelled to  December 31, 2022, AvePoint owned a 73.82% interest in EduTech, AEPL owned a 23.20% interest in EduTech and the former I-Access shareholders owned a 2.98% interest in EduTech.

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

Redeemable
noncontrolling
interest
(in thousands)
Beginning balance (December 31, 2021)	$5,210
Issuance of redeemable noncontrolling interest in EduTech	5,794
Net loss attributable to redeemable noncontrolling interest	(401)
Other comprehensive income attributable to redeemable noncontrolling interest	61
Adjustment to present redemption value as of December 31, 2022	3,343
Ending balance (December 31, 2022)	$14,007

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Stock-Based Compensation

The Company previously maintained the 2006 Equity Incentive Plan (the “2006 Plan”) and the 2016 Equity Incentive Plan (the “2016 Plan”). Under both the 2006 Plan and the 2016 Plan, the Company granted incentive stock options, non-qualified stock options and restricted stock to eligible recipients which included employees, directors and consultants. On May 27, 2021, the Company’s board of directors approved the 2021 Equity Incentive Plan (the “2021 Plan”), which succeeded the 2016 Plan. As of the adoption of the 2021 Plan, all equity awards granted under the 2021 Plan and no equity is granted under the 2016 Plan, or, for the avoidance of doubt, the 2006 Plan. As of December 31, 2022, 20,298,497 shares remained for future issuance under the 2021 Plan. All outstanding stock awards granted under the 2006 Plan and 2016 Plan will remain subject to the terms and conditions of the 2006 Plan and 2016 Plan, respectively, and the provisions of any award agreements made thereunder. To date, the Company has issued only stock options, restricted stock and restricted stock units to employees, directors and consultants.

Stock-based compensation was included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$2,640	$3,477
Sales and marketing	11,393	15,906
General and administrative	19,398	24,063
Research and development	3,787	16,062
Total stock-based compensation	$37,218	$59,508

Total tax benefit related to vested or exercised awards during the year ended December 31, 2022 and 2021 was $2.2 million and $0.03 million, respectively.

Stock Options

The compensation costs for stock option awards are accounted for in accordance with ASC 718, Compensation-Stock Compensation. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award. Certain of the Company’s stock option awards (the “Officer Awards”) included a provision that required the Company to redeem the vested portion of options at fair value in cash upon a separation of service initiated by the Company or upon death or disability of the holder. The Company determined that the redemption feature required the Officer Awards to be classified in mezzanine equity prior to the Apex Business Combination. For share-based payment arrangements with employees, the amount presented in mezzanine equity at each balance sheet date was based on the redemption provisions of the instrument and adjusted for the proportion of consideration received in the form of employee services. The shares underlying the Officer Awards were puttable to the Company upon certain conditions, such as death or disability of the Officer Awards recipients, which the Company determined was not probable; therefore, the Company reclassified the grant-date intrinsic value to mezzanine equity as the awards vested. The Officer Awards were cancelled in 2021, concurrent with the Apex Business Combination. In exchange for the cancellation of the Officer Awards, the Company agreed to deliver to the holders of the Officer Awards a fixed amount of shares equal to the amount of shares the holders would have received if the Officer Awards were exercised on the date of the Apex Business Combination in a net share settlement scenario. The cancelled Officer Awards were treated as modification of the original awards under ASC 718; however, no incremental value exists as a result of the modification. As a result of the cancellation of the original Officer Awards, the $1.7 million mezzanine balance was reclassified to permanent equity on July 1, 2021, and the Company recognized $3.5 million in previously unrecognized compensation costs. As a result, the Company issued 3,592,504 shares in July 2022.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s stock option awards granted to certain international employees (the “Legacy International Options”) contained a performance condition that stated that the awards are only exercisable if the Company’s common shares are publicly traded. When the exercise contingency was resolved upon completion of the Apex Business Combination, the Legacy International Options were cancelled and replaced with new awards with substantially the same terms and conditions (the “International Options”). Prior to the Apex Business Combination, no compensation expense related to the Legacy International Options was recognized, as the exercise contingency was not deemed probable until the occurrence of the Apex Business Combination. Had the exercise contingency been deemed probable, the Legacy International Options would have been classified as liabilities. After the Apex Business Combination vested International Options can be exercised utilizing broker-assisted settlements; therefore, the International Options are classified as equity. As a result of this change in classification, the Company calculated the fair value of the awards on July 1, 2021, for purposes of compensation expense. In accordance with ASC 718, all previously unrecognized compensation since the grant date was immediately recognized upon resolution of the exercise contingency. As a result, in 2021 the Company recognized a one-time charge of $24.3 million in previously unrecognized compensation costs.

In 2020, the Company granted certain executives stock option awards that contain both service and performance vesting conditions (the “Time and Performance Based Options”). The Time and Performance Based Options were granted in three tranches (the “Time-Based Options,” the “Performance-Based 1 Options,” and the “Performance-Based II Options”). The Time-Based Option vests over a four-year period, subject to the grantee’s continuous service with the Company. The Performance-Based I Option vests contingent upon the Company meeting certain performance goals. These goals were considered met in 2021. The Performance-Based II Option vests contingent upon the grantee achieving certain goals. These goals were considered met on January 1, 2021. Both the Performance-Based I Option and Performance-Based II Option are subject to the grantee’s continuous service to the company.

The weighted-average grant date fair value of options granted in the year ended  December 31, 2022 and 2021 was $2.71 and $4.09, respectively. The Company calculates the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected term. Expected volatility is based on historical and implied volatility of a group of peer entities over a similar expected term. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term.

The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2022	2021
Expected term (in years)	6.11	6.11
Expected volatility	45.18%	43.31%
Risk-free rate	2.16%	0.94%
Dividend yield	—	—

A summary of the Company’s stock option activity during the year ended  December 31, 2022 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life

Balance, January 1, 2022	30,480,317	$3.87	2.83
Granted	689,406	5.88	—
Exercised	(1,799,665)	1.57	—
Forfeited or expired	(202,255)	4.94	—
Balance, December 31, 2022	29,167,803	$4.05	6.53

As of December 31, 2022, the following table summarizes information about outstanding and exercisable stock options:

	Outstanding			Exercisable
Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$ 0.03 - $ 1.34	5,964,947	3.68	$1.28	5,964,947	3.68	$1.28
$ 1.52 - $ 1.89	5,795,861	4.98	1.59	5,519,215	4.92	1.59
$ 3.90 - $ 9.64	17,406,995	8.01	5.82	7,973,397	7.85	5.17
	29,167,803	6.53	$4.05	19,457,559	5.74	$2.96

As of  December 31, 2022, there was $25.5 million in unrecognized compensation costs related to all non-vested options. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

As of  December 31, 2022, the Company had 29,167,803 options outstanding and 19,457,559 options exercisable with intrinsic values of $33.8 million and $32.0 million, respectively. During the year ended December 31, 2022, 1,799,665 options were exercised, with a total intrinsic value of $6.6 million. During the year ended December 31, 2021, 5,141,331 options were exercised, with a total intrinsic value of $40.0 million.

Restricted Stock Units

In addition to Stock Options granted under the 2006 Plan, 2016 Plan and 2021 Plan, 5,749,764 RSUs were granted under the 2021 Plan in 2022. The compensation costs for stock option awards are accounted for in accordance with ASC 718, Compensation-Stock Compensation. RSUs vest over a four-year service period and expire on the tenth anniversary of the date of award. The RSUs are measured at the fair market value of the underlying stock at the grant date.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s RSU activity during the year ended  December 31, 2022 is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested as of December 31, 2021	5,167,479	$9.64
Granted	5,749,764	5.55
Vested	(1,784,993)	9.42
Forfeited	(739,707)	7.17
Unvested as of December 31, 2022	8,392,543	$7.10

The per share weighted-average grant date fair value of RSUs granted during the year ended  December 31, 2022 and 2021 was $5.55 and $9.64, respectively.

The total fair value of shares vested during the year ended December 31, 2022 and 2021 was $8.2 million and $9.5 million, respectively.

As of  December 31, 2022, there was $53.0 million in unrecognized compensation costs specific to the non-vested RSUs under the 2021 Plan. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Company Earn-Out RSUs

The compensation costs for Company Earn-Out RSUs are accounted for in accordance with ASC 718, Compensation-Stock Compensation. In order to capture the market conditions associated with the Company Earn-Out RSUs, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out RSUs’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the grant-date fair value of the Company Earn-Out RSUs on July 1, 2021, was determined to be $2.5 million. The stock options underlying the Earn-Out RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. If the contingent milestones of the Earn-Out RSUs are not met by the seventh anniversary of the Apex Business Combination, the holders of the underlying stock options will not receive the Earn-Out RSUs. For the years ended  December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $0.9 million and $0.4 million, respectively, related to these Earn-Out RSUs.

Put and Call Options

On December 26, 2019, the Company granted put options, to certain of the Company’s management, to request a redemption of 3,113,170 shares of common stock (“Modified Common Stock”) or 5,148,777 shares underlying options to acquire common stock (“Modified Options”, collectively, “Eligible Shares”) during the period from March 25, 2025, to April, 2025 (the “Settlement Period”) or, if earlier, the 30 day period following a Qualifying Termination for a redemption price per share equal to the fair market value, as determined by the AvePoint’s Board of Directors; provided, that if a redemption request is delivered following a Qualifying Termination, the Company shall pay the redemption price during the Settlement Period unless the holders of Series C Preferred Stock consent to the payment of the redemption price by the Company within the 30 day period following the Qualifying Termination. In addition, the Company has a right to purchase all or any portion of the Eligible Shares at any time for a purchase price per share equal to the fair market value.

Mezzanine equity classification is required if stock awards that would otherwise qualify for equity classification are subject to contingent redemption features that are not solely within the control of the issuer. The Company remeasured the Modified Common Stock at each balance sheet date based on the fair value of the Company’s shares and such remeasurements are reflected as an adjustment of the value in mezzanine equity. In 2019, the Company recorded a one-time stock-based compensation expense of $0.5 million, related to Modified Common Stock. These costs have been recorded in operating expenses in the consolidated statements of operations.

In connection with the Apex Business Combination, the agreements creating the Modified Common Stock and Modified Options were terminated. As a result, the $39.3 million mezzanine balance and the $49.7 million liability balance were reclassified to permanent equity on July 1, 2021.

The fair values of Modified Options were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions on  July 1, 2021:

July 1
2021
Expected term (in years)	4.10
Expected volatility	34.44%
Risk-free rate	0.79%
Dividend yield	—

For the year ended December 31, 2021, the Company recorded stock-based compensation expenses of $11.8 million, related to these options. These costs have been recorded in costs of revenue and operating expenses in the consolidated statements of operations.

During 2021, 1,365,503 options included in Modified Options were exercised. As a result of exercises of the Modified Options during 2021, $15.4 million of the liability balance related to Modified Options was reclassified to liability-classified outstanding shares within the six months from the time of exercise. During 2021, $6.9 million of the liability balance for these outstanding shares was reclassified to mezzanine equity as a result of the completion of six months from the time of the exercise of 690,474 options. As of July 1, 2021, the Apex Business Combination date, the liability balance related to this Modified Common Stock was $49.7 million. For the year ended  December 31, 2021, the Company recorded stock-based compensation expense of $1.2 million, related to this Modified Common Stock.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (ASC 820) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

■	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
■	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
■	Level 3 — Unobservable inputs for the asset or liability.

	Year Ended December 31,
	2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit	$—	$1,693	$—	$1,693
Money funds	—	188,769	—	188,769
Short term investments:
Certificates of deposit	—	2,620	—	2,620
Other assets:
Certificates of deposit	—	162	—	162
Total	$—	$193,244	$—	$193,244
Liabilities:
Earn-out shares (1)	$—	$—	$6,631	$6,631
Warrant liabilities (1)	—	227	—	227
Total	$—	$227	$6,631	$6,858

	Year Ended December 31,
	2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
U.S. treasury bills	$—	$199,999	$—	$199,999
Certificates of deposit	—	1,433	—	1,433
Short term investments:
Certificates of deposit	—	2,411	—	2,411
Other assets:
Certificates of deposit	—	285	—	285
Total	$—	$204,128	$—	$204,128
Liabilities:
Earn-out shares (1)	$—	$—	$10,012	$10,012
Warrant liabilities (1)	—	458	—	458
Total	$—	$458	$10,012	$10,470

(1) As a result of the Apex Business Combination on July 1, 2021, the Company recorded Company Earn-Out Shares and private placement warrants as liabilities that must be marked to market each reporting period. The Company measured the Company Earn-Out Shares at fair value determined at Level 3. The Company measured the private placement warrants at fair value determined at Level 2. Refer to “Note 14 — Company Earn-Out and Warrant Liabilities” for further details.

The following table presents the reconciliation in Level 3 instruments which consisted of earn-out shares liabilities which were measured on a recurring basis for the year ended December 31, 2022.

Year Ended December 31,
2022
(in thousands)
Opening balance	$10,012
Total gains or losses from the period
Included in earnings	(4,165)
Reclass from Earnout-RSU	784
Closing balance	$6,631

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18. Segment information

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

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. No customers represented greater than 10% of revenue for the years ended December 31, 2022 and 2021. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue:
North America	$102,025	$83,034
EMEA	71,635	58,285
APAC	58,679	50,590
Total revenue	$232,339	$191,909

The following table sets forth revenue generated from customers by country, which represents more than 10% of total consolidated revenue in any period presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue:
United States	$100,870	$83,034
Germany	30,625	23,574
Japan	21,348	23,360

The following table sets forth property and equipment, net held within the United States, China and foreign countries:

	December 31,	December 31,
	2022	2021
	(in thousands)
Property and equipment, net:
United States	$1,279	$923
China	2,982	2,376
Other	1,276	623
Total property and equipment, net	$5,537	$3,922

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

19. Loss Per Share

Basic loss per share available to the Company’s common shareholders (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In computing diluted EPS, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of common stock resulting from outstanding share-based payment awards, warrants, earn-outs and the conversion of convertible preferred shares. The Company applies the two-class method in calculating loss per share. the Company’s Sponsor Earn-Out Shares described in “Note 15 — Mezzanine Equity and Stockholders’ Deficiency” are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below. As losses were incurred during all periods presented, no earnings per share exists for the Sponsor Earn-Out Shares.

	Year Ended December 31,
	2022	2021
	(in thousands, except
	per share amounts)
Loss per share available to common stockholders, excluding sponsor earn-out stockholders
Numerator:
Net loss	$(38,688)	$(33,245)
Net income attributable to redeemable noncontrolling interest	(2,942)	(1,974)
Net loss attributable to AvePoint, Inc.	$(41,630)	$(35,219)
Deemed dividends on preferred stock	—	(32,928)
Total net loss available to common stockholders	$(41,630)	$(68,147)
Denominator:
Weighted average common shares outstanding	181,957	141,596
Effect of dilutive securities	—	—
Weighted average diluted shares	181,957	141,596

Basic and diluted loss per share available to common stockholders, excluding sponsor earn-out stockholders	$(0.23)	$(0.48)

To arrive at net loss available to common stockholders, the Company deducted net income attributable to the redeemable noncontrolling interest in EduTech and deemed dividends, which related to the redemption, extinguishment, and remeasurement of preferred stock.

For the years ended December 31, 2022 and 2021, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Year Ended December 31,
	2022	2021
	(in thousands)
Stock options	29,168	30,480
Restricted stock units	8,493	5,167
Warrants	17,905	17,905
Company Earn-Outs	3,000	3,000
Total potentially dilutive securities	58,566	56,552

20. Related Party Transactions

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

21. Subsequent Events

The following material subsequent events occurred since the date of the most recent balance sheet period reported.

Stock-Based Compensation

On March 13, 2023, we granted 6,349,464 RSUs and 1,125,374 options to employees in total fair value of $29.6 million.

205 Petition

In conjunction with the business combination between Apex and Legacy AvePoint, Apex issued a proxy statement on June 2, 2021, which among other things, sought the approval of a new charter by “the affirmative majority (virtually in person or by proxy) of holders of a majority of the outstanding shares of Apex voting together as a single class and a majority of the outstanding shares of Class B common stock voting separately as a single class” (the “Charter Proposal”). At a special meeting held on June 30, 2021, the combined vote of a majority of the voting power of the Class A common stock and Class B common stock, voting together as one class, approved the Charter Proposal. The Company obtained the separate class vote of the Class B common stock as well. According to the number of shares of common stock outstanding and the tabulated votes for and against the Charter Proposal, the Charter Proposal was not approved by a majority of the Class A common stock then outstanding. Believing it had obtained the stockholder votes required by the old charter and Delaware law, the Company filed the new charter with the State of Delaware on July 1, 2021. On and after that date, the Company issued common stock and securities pursuant to the new charter.

A recent decision of the Delaware Court of Chancery has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law would have required the Charter Proposal to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A and Class B common stock voting together (“Boxed Decision”). While the Company believes that the Company's shares have been validly authorized since their original issuance, in light of the Boxed Decision, on March 2, 2023, the Company petitioned the Court of Chancery to validate the Charter and the securities issued in reliance on the Charter (the “Petition”). In the Petition, the Company represented to the Court of Chancery that the Company filed the Charter with the belief that it had been approved in accordance with Delaware law and that the Company filed the Petition in response to the publication of the Boxed decision.

In response to the Petition, the Court of Chancery granted an order on March 17, 2023 (the “Order”), and stated in the Order that:

●

“The Charter, including the filing and effectiveness thereof, is hereby validated and declared effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on July 1, 2021, and all amendments effected thereby.”

●

“The Company’s securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Charter are hereby validated and declared effective as of the original date of issuance of such securities.”

The Court’s granting of the Order has addressed and eliminated the uncertainty created by the Boxed Decision.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, or during the year ended December 31, 2022, due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial and accounting officer have concluded that our audited Consolidated Financial Statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

Based upon the evaluation described above, our management identified the following material weaknesses in internal control over financial reporting in fiscal year 2020 which continued to exist during the year ended December 31, 2022:

■	the completeness and accuracy of financial accounting, reporting and disclosures;
■	the identification, review and accounting for nonroutine transactions and/or complex accounting transactions; and
■	segregation of duties with respect to the processing of financial transactions.

PART II

Item 9A

Remediation of Material Weaknesses

Our management has been and continues to be committed to remediating these material weaknesses and has identified and implemented several steps to enhance our internal controls over financial reporting. We have implemented a remediation plan (the "Remediation Plan"), the actions under which coincide with and are incorporated into our overarching Sarbanes-Oxley Act of 2002 compliance implementation plan. The Remediation Plan actions include, but are not limited to:

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

We have implemented documented policies and procedures for, and are in the process of testing the implementation and operating effectiveness of, the newly designed controls. The material weakness in our internal control over financial reporting will not be considered remediated until the newly designed controls operate for a sufficient period of time. In addition, we may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

Changes in Internal Control Over Financial Reporting

Other than the Remediation Plan discussed above and the ongoing implementation of measures under the Remediation Plan designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team, there have been no changes in internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as we continue to implement the Remediation Plan, we will change our process and procedures, which in turn could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

PART II

Items 9B

ITEM 9B. OTHER INFORMATION

On March 29, 2023, our Board of Directors, as part of a periodic review of AvePoint’s governance documents, approved changes to AvePoint’s Bylaws, effective as of March 29, 2023 (as amended and restated, the “Bylaws”). The amendments, among other things:

■

provide that special meetings of the stockholders may only be called by the president, the president or secretary of the corporation at the written request of a majority of the Board of Directors or by the secretary of the corporation at the written request of stockholders owning at least 50% of AvePoint’s stock that is issued and outstanding and entitled to vote at the meeting;

■	require that the special meeting request be delivered to the secretary of the corporation at AvePoint’s principal executive offices and be signed by the stockholder or an authorized agent of the stockholder who is requesting the special meeting. The stockholder’s request must also set forth: a brief description of each matter of business desired to be brought before the special meeting, the reasons for conducting the business at the meeting, the text of any proposal or business to be considered at the meeting and the information required by the advance notice provision of the bylaws, as applicable;
■	specify that the majority of the members of a committee shall constitute a quorum at any meeting of that committee and the vote of a majority of the members of the committee present at the meeting will be the act of the committee;
■	require a stockholder seeking to bring a director nomination or other business before a meeting of stockholders (“proposing stockholder”) to provide certain disclosures, including:

●

any derivative instrument that has been entered into by, or on behalf of, the proposing stockholder and any affiliates or associates or other parties with whom the proposing stockholder is acting in concert (each, an “associated person”), the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, the proposing stockholder or any associated person, with respect to AvePoint shares, or relates to the acquisition or disposition of any AvePoint shares;

●	a brief description of the business desired to be brought before the meeting, including the complete text of any resolutions to be presented at the meeting;
●	the name and address, as they appear on the Corporation’s stock ledger, of the proposing stockholder and any associated person;
●	a representation that the proposing stockholder is a stockholder of record and intends to appear at the meeting of stockholders to bring the business before the meeting specified in the notice;
●	the class and number of shares of AvePoint’s stock owned by the proposing stockholder, any beneficial owner on whose behalf the nomination is being made and any associated person;
●	any agreement pursuant to which the proposing stockholder or any associated person, has a right to vote or direct the voting of any of the AvePoint’s securities;
●	any rights to dividends on AvePoint shares owned beneficially by the proposing stockholder and any associated person that are separated or separable from the underlying AvePoint shares;
●	any proportionate interest in AvePoint shares or any derivative instruments held, directly or indirectly, by a general or limited partnership or limited liability company or similar entity in which the proposing stockholder or any associated person is a general partner or, directly or indirectly, beneficially owns an interest in a general partner, is the manager or managing member or, directly or indirectly, beneficially owns an interest in the manager or managing member of a limited liability company or similar entity; and
●	any performance-related fees (other than an asset-based fee) that the proposing stockholder or any associated person is entitled to based on the increase or decrease in the value of AvePoint shares or derivative instruments;

■	expand the scope of disclosures required by a proposing stockholder seeking to bring a director nomination (“stockholder nominee”) to include:

●	the name and address, as they appear on the Corporation’s stock ledger, of the proposing stockholder, any beneficial owner on whose behalf the nomination is being made and any associated person;
●	a representation that the proposing stockholder is a stockholder of record and intends to appear at the meeting of stockholders to nominate the person(s) specified in the notice;
●	the class and number of shares of AvePoint’s stock owned by the proposing stockholder, any beneficial owner on whose behalf the nomination is being made and any associated person;
●	a description of any derivative instrument that has been entered into by, or on behalf of, the proposing stockholder and any associated person, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, the proposing stockholder or any associated person, with respect to AvePoint shares, or relates to the acquisition or disposition of any AvePoint shares;
●	any agreement pursuant to which the proposing stockholder or any associated person, has a right to vote or direct the voting of any of the AvePoint’s securities;
●	any rights to dividends on AvePoint shares owned beneficially by the proposing stockholder and any associated person that are separated or separable from the underlying AvePoint shares;
●	any proportionate interest in AvePoint shares or any derivative instruments held, directly or indirectly, by a general or limited partnership or limited liability company or similar entity in which the proposing stockholder or any associated person is a general partner or, directly or indirectly, beneficially owns an interest in a general partner, is the manager or managing member or, directly or indirectly, beneficially owns an interest in the manager or managing member of a limited liability company or similar entity;
●	any performance-related fees (other than an asset-based fee) that the proposing stockholder or any associated person is entitled to based on the increase or decrease in the value of AvePoint shares or derivative instruments;
●	a description of all agreements between the proposing stockholder, beneficial owner on whose behalf the nomination is being made or any associated person and each stockholder nominee with respect to the stockholder nominee’s service or duties as a nominee or director of AvePoint, including as direct or indirect confidentiality, compensation, reimbursement or indemnification arrangements;
●	any information that would be required to be set forth in a Schedule 13D pursuant to Rule 13d-1(a) of the Exchange Act or Rule 13d-2(a) of the Exchange Act;
●	the name, age, business address and, if known, residence address of each stockholder nominee for whom the proposing stockholder is proposing or intends to solicit proxies and of each stockholder nominee who would be presented for election at the annual meeting in the event of a need to change the proposing stockholders’ original slate; and
●	a representation as to whether the proposing stockholder or any associated person intends to solicit proxies in support of director nominees other than individuals nominated by the Board of Directors (“board nominees”) in compliance with the requirements of Rule 14a-19(b) under the Securities Exchange Act of 1934 (the “Exchange Act”);

PART II

Items 9B

■

set the deadline for which a proposing stockholder must provide notice to AvePoint of the proposing stockholder’s intent to nominate directors for election to the Board or propose other business at an annual meeting to not later than 90 calendar days or earlier than 120 days calendar days prior to the anniversary of the immediately preceding annual meeting and provide that, if no annual meeting was held in the previous year or the date of the annual meeting is more than 30 calendar days before or more than 60 calendar days after such anniversary date, the proposing stockholder must provide notice to AvePoint not later than the 90th calendar day prior to such annual meeting of stockholders or, if later, the 10th calendar day following the date on which public disclosure of the date of such annual meeting is first made;

■	clarify that, in addition to complying with the advance notice provisions in the Bylaws, each proposing stockholder and any associated person must also comply with all applicable requirements of AvePoint’s Articles of Incorporation, the Bylaws and state and federal law, including the Exchange Act, with respect to any such proposal or the solicitation of proxies with respect thereto;
■	provide that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white;
■	provide that (a) no stockholder or associated person may solicit proxies in support of any nominees other than board nominees unless such stockholder and associated person complies with Rule 14a-19 under the Exchange Act in connection with the solicitation of such proxies, including the provision to AvePoint of notices required thereunder in a timely manner, and (b) if such stockholder or associated person (i) provides notice pursuant to Rule 14a-19(b) under the Exchange Act and (ii) subsequently fails to comply with any of the requirements of Rule 14a-19 under the Exchange Act, then AvePoint will disregard any proxies or votes solicited for such stockholder’s nominees;
■	provide that, if any stockholder or associated person provides notice pursuant to Rule 14a-19(b) under the Exchange Act, such stockholder or associated person must deliver to AvePoint, upon its request, reasonable evidence that such stockholder or associated person has met the requirements of Rule 14a-19 under the Exchange Act no later than five business days prior to the applicable meeting;
■	require stockholder nominees and board nominees to provide any additional information necessary to permit the Board to determine the nominee’s independence;
■	provide the number of directors shall be determined from time to time by resolutions of the Board;
■	clarify that directors shall be elected by a plurality of the votes cast and all other matters shall be decided by a majority of votes cast;
■	clarify that directors may be removed in accordance with AvePoint’s Certificate of Incorporation;
■	expand the indemnification requirements to indemnify officers and employees, in addition to directors, to the fullest extend of the laws of the state of Delaware; and
■	make various other updates, including clarify, ministerial and conforming changes.

The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

PART II, PART III

Items 9C, 10, 11, 12, 13, 14

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our Executive Officers and biographical information appears in Part I, Item 1 of this Annual Report. Information about our directors may be found in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) which was filed with the SEC on March 24, 2023. The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Corporate Governance,” “Election of Directors,” and “Named Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions, “Elements of Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Security Ownership.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Transactions with Related Persons” and “Board Leadership Structure.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the section of the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm for the 2023 Fiscal Year.”

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

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement and Plan of Reorganization, dated November 23, 2020, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	March 9, 2021
2.2	Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated December 30, 2020, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	December 30, 2020
2.3	Amendment No. 2 to Business Combination Agreement and Plan of Reorganization, dated March 8, 2021, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	March 9, 2021
2.4	Amendment No. 3 to Business Combination Agreement and Plan of Reorganization, dated May 18, 2021, by and among Apex, Merger Subs and AvePoint.	Form 10-Q	001-39048	10.3	May 19, 2021
2.5	Agreement and Plan of Merger, dated as of July 23, 2021, by and between AvePoint, Inc. and AvePoint US, LLC	Form 8-K	001-39048	2.1	July 30, 2021
3.1	Amended and Restated Certificate of Incorporation of AvePoint, Inc.	Form 8-K	001-39048	3.1	July 7, 2021
3.2	Amended and Restated Bylaws of AvePoint, Inc.					X
4.1	Specimen Common Stock Certificate.	Form S-4/A	333-252712	4.4	May 20, 2021
4.2	Specimen Warrant Certificate.	Form S-1	333-233299	4.3	August 30, 2019
4.3	Description of Capital Stock					X
10.1	Warrant Agreement, dated September 16, 2019, by and between Continental Stock Transfer & Trust Company and Apex.	Form 8-K	001-39048	4.1	September 20, 2019
10.1	Form of PIPE Subscription Agreement	Form 8-K	001-39048	10.7	November 23, 2020
10.2	Form of Amendment No. 1 to PIPE Subscription Agreements	Form S-4	333-252712	10.15	May 20, 2021
10.3	Form of Lock-Up Agreement	Form 8-K	001-39048	10.3	November 23, 2020
10.4	Amended and Restated Registration Rights Agreement, dated July 1, 2021, by and among AvePoint and certain stockholders of AvePoint.	Form 8-K	001-39048	10.4	July 7, 2021
10.5†	Form of Indemnification Agreement.	Form S-4	333-252712	10.29	May 20, 2021
10.6†	AvePoint 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.6	July 7, 2021
10.7†	Form of Stock Option Grant Package under AvePoint 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.7	July 7, 2021
10.8†	Form of RSU Grant Package under 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.8	July 7, 2021
10.9†	AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.15	February 4, 2021
10.10†	Form of Stock Option Grant Notice under AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.16	February 4, 2021
10.11†	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	Form S-4	333-252712	10.17	February 4, 2021
10.12†	AvePoint 2021 Equity Incentive Plan.	Form S-4	333-252712	10.18	February 4, 2021
10.13†	Form of Stock Option Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.13	July 7, 2021
10.14†	Form of RSU Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.14	July 7, 2021
10.15†	AvePoint 2021 Employee Stock Purchase Plan.	Form S-4	333-252712	10.19	February 4, 2021
10.16+^	Loan and Security Agreement, dated April 7, 2020, by and between HSBC Ventures USA Inc. and AvePoint, Inc.	Form S-4	333-252712	10.24	February 4, 2021

10.17+^	Limited Consent and First Amendment to Loan and Security Agreement, dated July 1, 2021, by and among AvePoint Operations Inc. (f/k/a AvePoint, Inc.), HSBC Ventures USA Inc. and AvePoint US, LLC.	Form 8-K	001-39048	10.21	July 7, 2021
10.18+^	Assignment and Assumption Agreement, dated July 1, 2021, by and among AvePoint Operations, Inc. (f/k/a AvePoint, Inc.), HSBC Ventures USA Inc. and AvePoint US, LLC.	Form 8-K	001-39048	10.22	July 7, 2021
10.19+^	Pledge Agreement, dated July 1, 2021, by and between AvePoint, Inc. and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.23	July 7, 2021
10.20+^	Limited Guaranty, dated July 1, 2021, by and between AvePoint, Inc. and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.24	July 7, 2021
10.21+^	Assignment and Assumption Agreement, dated as of July 23, 2021, by and among AvePoint, Inc., AvePoint US, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.1	July 30, 2021
10.22+^	Limited Consent and Waiver to Loan and Security Agreement, dated as of July 23, 2021, by and among AvePoint, Inc., AvePoint US, LLC, AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.2	July 30, 2021
10.23+^	Second Amendment to Loan and Security Agreement, dated October 31, 2021, by and among AvePoint, Inc., AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.8	November 1, 2021
10.24+^	Annex A to Second Amendment to Loan and Security Agreement, dated October 31, 2021, by and among AvePoint, Inc., AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.9	November 1, 2021
10.25†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Xunkai Gong.	Form S-4	333-252712	10.21	February 4, 2021
10.26†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Tianyi Jiang.	Form S-4	333-252712	10.22	February 4, 2021
10.27†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Brian Brown.	Form S-4	333-252712	10.23	February 4, 202
10.28†	Employment Agreement, dated August 10, 2021, by and between AvePoint and James Caci.	Form 8-K	001-39048	10.1	August 16, 2021
10.29	2022 Performance-Based Annual Incentive Plan					X
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte and Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104.1	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).					X

**	Furnished herewith. Any exhibit furnished herewith (including the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto) are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†	Indicates a management contract or compensatory plan, contract or arrangement.
^	Certain portions of this Exhibit will be omitted because they are not material and would likely cause competitive harm to us if disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

AVEPOINT, INC.

Date: March 31, 2023	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2023	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tianyi Jiang and Brian Michael Brown, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to do any and all acts and things and to execute in his or her name (whether on behalf of AvePoint, Inc. (the “Company”) or as an officer or director of the Company, or otherwise) any and all instruments and to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xunkai Gong	Executive Chairman and Director	March 31, 2023
Xunkai Gong

/s/ Tianyi Jiang	Chief Executive Officer and Director	March 31, 2023
Tianyi Jiang	(Principal Executive Officer)

/s/ James Caci	Chief Financial Officer	March 31, 2023
James Caci	(Principal Financial and Accounting Officer)

/s/ Brian Michael Brown	General Counsel, Chief Legal and Compliance	March 31, 2023
Brian Michael Brown	Officer, Secretary, and Director

/s/ Janet Schijns	Director	March 31, 2023
Janet Schijns

/s/ Jeff Teper	Director	March 31, 2023
Jeff Teper

/s/ John Ho	Director	March 31, 2023
John Ho

/s/ Jeff Epstein	Director	March 31, 2023
Jeff Epstein