Form 10-Q
period 2023-03-31
AvePoint, Inc.
filed 2023-05-10
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 191,588,714 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2023

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, as well as descriptions of the risks and uncertainties that could cause actual results and events to differ materially, may appear throughout this Quarterly Report, including in the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report), and “Risk Factors” (Part II, Item 1A of this Quarterly Report),.

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
•

unforeseen business disruptions or other impacts due to political instability, civil disobedience, terrorism, armed hostilities (including the ongoing hostilities between Russia and Ukraine), extreme weather conditions, natural disasters, other pandemics or other calamities;

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

PART 1

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$228,827	$227,188
Short-term investments	2,879	2,620
Accounts receivable, net of allowance for doubtful accounts of $847 and $725 as of March 31, 2023 and December 31, 2022, respectively	56,627	66,474
Prepaid expenses and other current assets	6,453	10,013
Total current assets	294,786	306,295
Property and equipment, net	5,176	5,537
Goodwill	18,871	18,904
Intangible assets, net	10,848	11,079
Operating lease right-of-use assets	16,984	15,855
Deferred contract costs	47,794	48,553
Other assets	7,052	9,310
Total assets	$401,511	$415,533
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$1,451	$1,519
Accrued expenses and other liabilities	35,057	47,784
Current portion of deferred revenue	91,479	93,405
Total current liabilities	127,987	142,708
Long-term operating lease liabilities	11,755	11,348
Long-term portion of deferred revenue	7,710	8,085
Earn-out shares liabilities	6,922	6,631
Other non-current liabilities	5,839	3,607
Total liabilities	160,213	172,379
Commitments and contingencies
Mezzanine equity
Redeemable noncontrolling interest	14,057	14,007
Total mezzanine equity	14,057	14,007
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 186,788 and 185,278 shares issued and outstanding	19	19
Additional paid-in capital	674,768	665,715
Treasury stock	(23,477)	(21,666)
Accumulated other comprehensive income	2,055	2,006
Accumulated deficit	(426,124)	(416,927)
Total stockholders’ equity	227,241	229,147
Total liabilities, mezzanine equity, and stockholders’ equity	$401,511	$415,533

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
SaaS	$35,512	$26,553
Term license and support	10,904	10,202
Services	9,747	8,925
Maintenance	3,409	4,611
Total revenue	59,572	50,291
Cost of revenue:
SaaS	7,895	5,563
Term license and support	461	585
Services	9,351	8,350
Maintenance	183	278
Total cost of revenue	17,890	14,776
Gross profit	41,682	35,515
Operating expenses:
Sales and marketing	26,851	27,206
General and administrative	14,648	15,602
Research and development	9,015	6,555
Total operating expenses	50,514	49,363
Loss from operations	(8,832)	(13,848)
(Loss) gain on earn-out and warrant liabilities	(109)	3,267
Interest income, net	325	14
Other income (expense), net	1,412	(177)
Loss before income taxes	(7,204)	(10,744)
Income tax expense	1,978	309
Net loss	$(9,182)	$(11,053)
Net income attributable to and accretion of redeemable noncontrolling interest	(15)	(617)
Net loss attributable to AvePoint, Inc.	$(9,197)	$(11,670)
Net loss available to common shareholders	$(9,197)	$(11,670)
Basic and diluted loss per share	$(0.05)	$(0.06)
Basic and diluted shares used in computing loss per share	182,818	182,833

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(9,182)	$(11,053)
Other comprehensive income (loss) net of taxes
Foreign currency translation adjustments	84	(1,728)
Total other comprehensive income (loss)	84	(1,728)
Total comprehensive loss	$(9,098)	$(12,781)
Comprehensive income attributable to redeemable noncontrolling interests	(50)	(608)
Total comprehensive loss attributable to AvePoint, Inc	$(9,148)	$(13,389)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$229,147
Proceeds from exercise of options	—	—	680,385	—	1,131	—	—	—	—	1,131
Common stock issued upon vesting of restricted stock units	—	—	1,254,710	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,104	—	—	—	—	8,104
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(182)	—	—	—	—	(182)
Repurchase of common stock	—	—	(424,876)	—	—	424,876	(1,811)	—	—	(1,811)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(9,182)	—	(9,182)
Net income attributable to and accretion of redeemable noncontrolling interest	15	15	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustments	35	35	—	—	—	—	—	—	49	49
Balance, March 31, 2023	$14,057	$14,057	186,787,807	$19	$674,768	4,614,626	$(23,477)	$(426,124)	$2,055	$227,241

	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2021	$5,210	$5,210	181,821,767	$18	$625,056	143,564	$(1,739)	$(375,297)	$2,317	$250,355
Proceeds from exercise of options	—	—	713,810	—	1,036	—	—	—	—	1,036
Common stock issued upon vesting of restricted stock units	—	—	92,430	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,274	—	—	—	—	8,274
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(296)	—	—	—	—	(296)
Repurchase of common stock	—	—	(135,000)	—	—	135,000	(743)	—	—	(743)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(11,053)	—	(11,053)
Net income attributable to and accretion of redeemable noncontrolling interest	617	617	—	—	—	—	—	(617)	—	(617)
Foreign currency translation adjustments	(9)	(9)	—	—	—	—	—	—	(1,719)	(1,719)
Balance, March 31, 2022	$5,818	$5,818	182,493,007	$18	$634,070	278,564	$(2,482)	$(386,967)	$598	$245,237

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net loss	$(9,182)	$(11,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,134	511
Operating lease right-of-use assets expense	1,749	1,151
Foreign currency remeasurement (gain) loss	(175)	194
Stock-based compensation	8,104	8,274
Deferred income taxes	(82)	(9)
Other	(1,566)	(21)
Change in value of earn-out and warrant liabilities	109	(3,252)
Changes in operating assets and liabilities:
Accounts receivable	10,049	6,837
Prepaid expenses and other current assets	3,571	205
Deferred contract costs and other assets	2,987	321
Accounts payable, accrued expenses, operating lease liabilities and other liabilities	(12,828)	(11,725)
Deferred revenue	(2,620)	2,444
Net cash provided by (used in) operating activities	1,250	(6,123)
Investing activities
Maturities of investments	1,670	861
Purchases of investments	(74)	(179,890)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(1,473)
Capitalization of internal-use software	(259)	—
Purchase of property and equipment	(225)	(969)
Other	(250)	—
Net cash provided by (used in) investing activities	862	(181,471)
Financing activities
Purchase of common stock	(1,811)	(744)
Proceeds from stock option exercises	1,131	1,036
Repayments of finance leases	(10)	(5)
Net cash (used in) provided by financing activities	(690)	287
Effect of exchange rates on cash	217	(2,146)
Net increase (decrease) in cash and cash equivalents	1,639	(189,453)
Cash and cash equivalents at beginning of period	227,188	268,217
Cash and cash equivalents at end of period	$228,827	$78,764
Supplemental disclosures of cash flow information
Income taxes paid	$327	$335
Contingent consideration in business combination	$—	$5,636

See accompanying notes.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Organization

AvePoint, Inc. (hereinafter referred to as “AvePoint,” the “Company,” “we,” “us,” or “our”) was incorporated as a New Jersey corporation on July 24, 2001 and redomiciled as Delaware corporation in 2006.

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

Our principal corporate headquarters are located in Jersey City, New Jersey, with our principal operating headquarters in Richmond, Virginia and additional offices in North America, Europe, Asia, Australia and the Middle East.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted.

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended  March 31, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023.

These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, and the related notes included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2022, which was filed with the SEC on March 31, 2023 (“Annual Report”).

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Adopted Accounting Guidance

In January 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses on Financial Instruments which replaces incurred loss methodology to estimate credit losses on financial instruments with a methodology that reflects expected credit losses. This amendment affects entities holding financial assets that are not accounted for at fair value through net income including trade receivables. Subsequently FASB issued ASU 2020-02 which deferred the adoption date. The amendments in this ASU are effective for Emerging Growth Company entities, which elected to take advantage of the extended transition period, for fiscal years beginning after December 15, 2022. Early application of the amendments is permitted. The Company adopted the standard on January 1, 2023. The adoption of the standard did not have material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 — 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The Company adopted the standard on January 1, 2022. The adoption of the standard did not have a material impact on its consolidated financial statements.

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of perpetual license revenue to be included in maintenance revenue on the condensed consolidated statements of operations for the three months ended March 31, 2022;
•	The reclassification of depreciation and amortization to be included in cost of revenue, sales and marketing, general and administrative and research and development on the condensed consolidated statements of operations for the three months ended March 31, 2022;
•	The reclassification of operating lease right-of-use assets expense to be separated from depreciation and amortization within net cash provided by (used in) operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2022;
•	The reclassification of long-term unbilled receivables to be included in deferred contracts and other assets within net cash provided by (used in) operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2022; and
•	The reclassification of provision for doubtful accounts and loss (gain) on disposal of property and equipment to be included in other within net cash provided by (used in) operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2022.

Business Combination

When we consummate a business combination, the assets acquired and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the acquisition date fair value of the net identifiable assets acquired. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as we obtain new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the condensed consolidated statements of operations. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to the business combinations closed in 2022 have not been presented because they are not material business combinations to our condensed consolidated financial statements, either individually or in aggregate.

Goodwill

Goodwill represents the excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

No other events or circumstances changed since the acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of March 31, 2023 or December 31, 2022.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our condensed consolidated balance sheets and the amounts of revenue and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, stock-based compensation, purchase price in a business combination, and earn-out liabilities. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency

The Company has foreign operations where the functional currency has been determined to be the local currency, in accordance with FASB ASC 830, Foreign Currency Matters. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a separate component of stockholders’ equity under the caption, accumulated other comprehensive income. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s condensed consolidated statements of operations. Transaction losses totaled $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers all investments available with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries which imposes regulations that limit the ability to transfer cash out of the country. As of March 31, 2023 and December 31, 2022, the Company’s cash balances at these entities were $7.8 million and $10.8 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

Short-Term Investments

Short-term investments consist mainly of U.S. treasury bills and certificates of deposit held by financial institutions which have an initial maturity of greater than three months but less than or equal to one year at period end.

Based on our intentions regarding these investments, we classify substantially all of our investments as available-for-sale. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for any unrealized losses determined to be related to credit losses, which we record within non-operating income, net in the accompanying condensed consolidated statements of operations. Substantially all of our investments are classified as current based on the nature of the investments and their availability for use in current operations.

Prepaid Expenses and Other Current Assets

The Company recognizes payments made for services to be received in the near future as prepaid expenses and other current assets. Prepaid expenses and other current assets consist primarily of payments related to insurance premiums, prepaid rent, prepaid subscriptions, and other costs. The prepaid expenses balance as of March 31, 2023 and December 31, 2022 were $5.3 million and $7.1 million, respectively.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Amortization of deferred contract costs of $4.2 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively, is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet was $47.8 million and $48.6 million at March 31, 2023 and December 31, 2022, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services. The following table presents our revenue by source:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Revenue:
SaaS	$35,512	$26,553
Term license and support	10,904	10,202
Services	9,747	8,925
Maintenance	3,409	4,611
Total revenue	$59,572	$50,291

Term license revenue recognized at point in time was $5.9 million and $6.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

Accounts receivable, net is inclusive of accounts receivable, current unbilled receivables and long-term unbilled receivables, net of allowance for doubtful accounts. We record an unbilled receivable when revenue is recognized prior to invoicing. We have a well-established collection history from our direct and indirect sales. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was not material.

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Deferred revenue as of March 31, 2023 and December 31, 2022 was $99.2 million and $101.5 million, respectively. Revenue recognized that was included in the opening deferred revenue balance was $35.0 million for the three months ended March 31, 2023.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company's accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net	revenue	costs
	(in thousands)
Balance, December 31, 2022	$73,348	$101,490	$48,553
Balance, March 31, 2023	60,738	99,189	47,794

There were no significant changes to the Company’s contract assets or liabilities during the year ended December 31, 2022 and the three months ended March 31, 2023 outside of its sales activities.

As of March 31, 2023, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $238.6 million, of which $186.4 million is related to SaaS and term license and support revenue. AvePoint expects to recognize approximately 64% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. To date, we have issued both stock options and restricted stock units (“RSUs”). With respect to equity-classified awards, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost ratably (net of estimated forfeitures) over the requisite service period. With respect to liability-classified awards, the Company measures stock-based compensation cost at the grant date and at each reporting period based on the estimated fair value of the award. Stock-based compensation cost is recognized ratably over the requisite service period, net of actual forfeitures in the period.

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

We recognize liabilities for uncertain tax positions taken or expected to be taken in income tax returns. Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and unrecognized tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. The tax years 2019 through 2022 are open and subject to audit by US federal, state and local authorities. The tax years 2012 through 2022 are open and subject to audit by foreign tax jurisdictions.

Emerging Growth Company

The Company is considered an emerging growth company. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under Section 21E of the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are not expected to have a material impact on our financial position, results of operations or cash flows upon adoption.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2022	$18,904
Effect of foreign currency translation	(33)
Balance as of March 31, 2023	$18,871

4. Intangible assets, net

Intangible assets consist of the acquired intangible assets and the self-developed software. Amortization expense for intangible assets was $0.5 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31:
(in thousands)
2023 (nine months)	$1,521
2024	1,961
2025	1,573
2026	1,163
2027	1,136
Thereafter	3,494
Total intangible assets subject to amortization	$10,848

A summary of the balances of the Company's intangible assets as of  March 31, 2023 and  December 31, 2022 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average
			March 31,			December 31,	Life
			2023			2022
	(in thousands)						(in years)
Technology and software, net	7,129	(1,081)	6,048	6,842	(777)	6,065	6.8
Customer related assets, net	4,466	(294)	4,172	4,799	(477)	4,322	10.0
Content, net	838	(210)	628	830	(138)	692	3.0
Total	$12,433	$(1,585)	$10,848	$12,471	$(1,392)	$11,079	7.7

5. Concentration of Credit Risk

The Company deposits its cash with financial institutions and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of revenue for the three months ended March 31, 2023 and 2022.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	March 31,	December 31,
	2023	2022
	(in thousands)
Trade receivables	$35,841	$47,046
Current unbilled receivables	21,633	20,153
Allowance for doubtful accounts	(847)	(725)
	$56,627	$66,474

7. Line of Credit

The Company maintains a loan and security agreement with a commercial bank for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw at its request. The line currently bears interest at a rate equal to SOFR plus 0.1%. The line carries an unused fee of 0.5% per year. The line will mature on July 7, 2023. We are required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by the bank each quarter. The Company pledged, assigned and granted the bank a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the loan and security agreement obligations. As of March 31, 2023, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

8. Income Taxes

The Company had an effective tax rate of (27.46)% and (2.88)% for the three months ended March 31, 2023 and 2022, respectively.

The change in effective tax rates for the three-month period ended March 31, 2023 as compared to the three-month period ended  March 31, 2022 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, and tax losses for which no benefit can be taken.

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

9. Leases

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

The components of the Company's operating lease expenses are reflected in the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Lease liability cost	$1,749	$1,151
Short-term lease expenses (1)	248	814
Variable lease cost not included in the lease liability (2)	110	32
Total lease cost	$2,107	$1,997

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

During the three months ended March 31, 2023, ROU assets obtained in exchange for new operating lease liabilities amounted to $2.6 million.

Other information related to operating leases for the three months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$2,046	$1,354

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2023, our operating leases had a weighted average remaining lease term of 4.3 years and a weighted average discount rate of 5.5%.

As of December 31, 2022, our operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 5.1%.

The maturity schedule of the operating lease liabilities as of March 31, 2023 is as follows:

Year Ending December 31:
(in thousands)
2023 (nine months)	$4,789
2024	5,171
2025	3,590
2026	2,499
2027	1,709
Thereafter	1,999
Total future lease payments	$19,757
Less: Present value adjustment	(2,186)
Present value of future lease payments (1)	$17,571

(1) Includes the current portion of operating lease liabilities of $5.8 million, which is reflected in accrued expenses and other liabilities in the condensed consolidated balance sheets.

10. Commitments and Contingencies

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of March 31, 2023, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Guarantees

In the normal course of business, we are seldomly required to enter into service agreements that require contingency agreements with customers in highly regulated sectors. These agreements are secured by certificates of deposit. As of March 31, 2023, letters of credit have been issued in the amount of $2.6 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Earn-Out and Warrant Liabilities

Company Earn-Out Agreement

Certain holders of common stock and certain holders of options shall be issued additional shares of AvePoint's common stock, as follows:

•

1,000,000 shares of AvePoint's common stock, in the aggregate, if at any time from July 1, 2021 through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $12.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $12.50 per share;

•

1,000,000 shares of AvePoint's common stock, in the aggregate, if at any time from July 1, 2021 through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $15.00 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $15.00 per share;

•

1,000,000 shares of AvePoint's common stock, in the aggregate, if at any time from July 1, 2021 through the seventh anniversary thereof (a) AvePoint's stock price is greater than or equal to $17.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $17.50 per share.

The rights described above are hereafter referred to as the “Company Earn-Out Shares”. To the extent that any portion of the Company Earn-Out Shares that would otherwise be issued to a holder of options that remain unvested at the date of the milestones described above, then in lieu of issuing the applicable Company Earn-Out Shares, the Company shall instead issue an award of restricted stock units of the Company for a number of shares of AvePoint's common stock equal to such portion of the Company Earn-Out Shares issuable with respect to the unvested options (the “Company Earn-Out RSUs”). In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718, Compensation-Stock Compensation (“ASC 718”). Refer to “Note 13 — Stock-Based Compensation” for more information regarding the Company Earn-Out RSUs.

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ (as defined below) contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of March 31, 2023 and December 31, 2022, and was determined to be $6.9 million and $6.6 million, respectively, and included in the earn-out shares liabilities in the condensed consolidated balance sheets. As a result, during the three months ended March 31, 2023, approximately $0.1 million was recognized and included as (loss) gain on earn-out and warrant liabilities in the condensed consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

March 31,
2023
Term (in years)	5.25
Volatility	55.00%

Private Warrants to Acquire Common Stock

On July 1, 2021, the Company granted 405,000 private placement warrants with a 5-year term and strike price of $11.50 per share. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The private placement warrants are held by only two parties and any transfer of the warrants to a party other than a current holder of the warrants would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of March 31, 2023 and December 31, 2022, and was determined to be $0.2 million and $0.2 million, respectively, and included in the other non-current liabilities in the consolidated balance sheets. As a result, $0 million and $0.1 million was recognized during the three months ended March 31, 2023 and 2022, respectively, and included as (loss) gain on earn-out and warrant liabilities in the consolidated statements of operations.

12. Mezzanine Equity and Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 191,402,433 and 189,467,338 shares issued and outstanding, including treasury shares, at March 31, 2023 and December 31, 2022, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company's Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Sponsor Earn-Out Shares

On July 1, 2021, the Company modified the terms of 2,916,700 shares of common stock (“Sponsor Earn-Out Shares”) then held by Apex’s sponsor, such that such shares will be subject to the following vesting provisions:

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

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  March 31, 2023.

Public Warrants to Acquire Common Stock

On July 1, 2021, as part of the Apex Business Combination, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint's common stock and the warrants are exercisable from the date of issuance through the fifth anniversary of the Apex Business Combination. At  March 31, 2023, all 17,500,000 warrants remain outstanding.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock. Under the Share Repurchase Program, the Company has the authority to buy up to a maximum of $150 million of common stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the three months ended March 31, 2023, the Company purchased 424,876 shares at an average price of $4.2635.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation

The Company previously maintained the 2006 Equity Incentive Plan (the “2006 Plan”) and the 2016 Equity Incentive Plan (the "2016 Plan"). Under both the 2006 Plan and the 2016 Plan, the Company granted incentive stock options, non-qualified stock options and restricted stock to eligible recipients which included employees, directors and consultants. On May 27, 2021, the Company’s Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”), which succeeded the 2016 Plan. As of the adoption of the 2021 Plan, all equity awards are granted under the 2021 Plan and no equity is granted under the 2016 Plan, or, for avoidance of doubt, the 2006 Plan. As of March 31, 2023, 22,573,555 shares remained for future issuance under the 2021 Plan. All outstanding stock awards granted under the 2006 Plan and 2016 Plan will remain subject to the terms and conditions of the 2006 Plan and 2016 Plan, respectively, and the provisions of any award agreements made thereunder. To date, the Company has issued only stock options, restricted stock and restricted stock units to employees, directors and consultants.

The Company records stock-based compensation in cost of revenue, sales and marketing, general and administrative and research and development. Stock-based compensation was included in the following line items:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$670	$578
Sales and marketing	2,201	2,462
General and administrative	4,382	4,484
Research and development	851	750
Total stock-based compensation	$8,104	$8,274

Stock Options

The compensation costs for stock option awards are accounted for in accordance with ASC 718. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On  March 13, 2023, the Company granted 1,125,374 options under the 2021 Plan. The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 13,
2023
Expected life (in years)	6.11
Expected volatility	59.19%
Risk-free rate	3.63%
Dividend yield	—

To estimate the expected life of stock options, the Company considered the vesting term, contractual expiration period, and market conditions. Expected volatility is based on historical volatility of a group of peer entities. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Based on these inputs, the grant-date fair value was determined to be $2.8 million.

As of March 31, 2023, there was $25.0 million in unrecognized compensation costs related to all unvested awards.

As of  March 31, 2023, the Company had 29,436,670 options outstanding and 20,229,958 options exercisable with intrinsic values of $32.3 million and $31.4 million, respectively. During the three months ended March 31, 2023, 680,385 options were exercised, with a total intrinsic value of $2.0 million.

Restricted Stock Units

6,349,464 RSUs were granted under the 2021 Plan during the three months ended March 31, 2023, with a weighted-average grant date fair-value of $4.22 per RSU. The compensation costs for RSUs are accounted for in accordance with ASC 718. RSUs vest over a four-year service period from the grant date. The RSUs are measured at the fair market value of the underlying stock at the grant date. As of March 31, 2023, there was $73.2 million in unrecognized compensation costs specific to the unvested RSUs under the 2021 Plan.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (“ASC 820”) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.
	March 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,707	$—	$1,707
Money funds (2)	—	190,734	—	190,734
Short term investments:
Certificates of deposit (1)	—	2,879	—	2,879
Total	$—	$195,320	$—	$195,320
Liabilities:
Earn-out shares liabilities:
Earn-out shares (3)	$—	$—	$6,922	$6,922
Other non-current liabilities:
Warrant liabilities (3)	—	227	—	227
Total	$—	$227	$6,922	$7,149

	December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,693	$—	$1,693
Money funds (2)	—	188,769	—	188,769
Short term investments:
Certificates of deposit (1)	—	2,620	—	2,620
Other assets:
Certificates of deposit (1)	—	162	—	162
Total	$—	$193,244	$—	$193,244
Liabilities:
Earn-out shares liabilities:
Earn-out shares (3)	$—	$—	$6,631	$6,631
Other non-current liabilities:
Warrant liabilities (3)	—	227	—	227
Total	$—	$227	$6,631	$6,858

(1) The majority of certificates of deposit are foreign deposits.

(2) Profits on securities for the three months ended March 31, 2023 and 2022 were $1.7 million and $0 million, respectively.

(3) Refer to “Note 11 — Earn-Out and Warrant Liabilities” for further details.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the reconciliation in Level 3 instruments which consisted of earn-out shares liabilities which were measured on a recurring basis for the three months ended March 31, 2023.

Three Months Ended March 31,
2023
(in thousands)
Opening balance	$6,631
Total gains or losses from the period
Included in earnings	109
Reclass from Earnout-RSU	182
Closing balance	$6,922

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

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. No customers represented greater than 10% of revenue for the three months ended March 31, 2023 and 2022. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
North America	$24,436	$21,709
EMEA	19,488	15,342
APAC	15,648	13,240
Total revenue	$59,572	$50,291

The following table sets forth revenue generated from customers by country and represent more than 10% of total consolidated revenue:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
United States	$23,518	21,709
Germany	8,655	5,971
Singapore	6,437	4,200
Japan	5,375	5,895

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Loss Per Share

Basic loss per share available to AvePoint common shareholders (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In computing diluted EPS, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of common stock resulting from outstanding share based payment awards, warrants, earn-outs and the conversion of convertible preferred shares. AvePoint applies the two-class method in calculating loss per share. AvePoint’s Sponsor Earn-Out Shares described in “Note 12 — Mezzanine Equity and Stockholders’ Equity” are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below. As losses were incurred during all periods presented, no earnings per share exists for the Sponsor Earn-Out Shares.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Loss per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net loss	$(9,182)	$(11,053)
Net income attributable to redeemable noncontrolling interest	(15)	(617)
Net loss attributable to AvePoint, Inc.	$(9,197)	$(11,670)
Total net loss available to common shareholders	$(9,197)	$(11,670)
Denominator:
Weighted average common shares outstanding	182,818	182,833
Effect of dilutive securities	—	—
Weighted average diluted shares	182,818	182,833

Basic and diluted loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.05)	$(0.06)

To arrive at net loss available to common shareholders, the Company deducted net income attributable to the redeemable noncontrolling interest.

For the three months ended March 31, 2023 and 2022, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	March 31,
	2023	2022
	(in thousands)
Stock options	29,437	30,437
Restricted stock units	13,246	9,369
Warrants	17,905	17,905
Company Earn-Outs	3,000	3,000
Total potentially dilutive securities	63,588	60,711

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Part I
Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, as well as descriptions of the risks and uncertainties that could cause actual results and events to differ materially, may appear throughout this Quarterly Report, including in this section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report)(“MD&A”), and the sections titled “Special Note Regarding Forward-Looking Statements,” “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report), and “Risk Factors” (Part II, Item 1A of this Quarterly Report).

The following MD&A summarizes (and is intended to help the reader understand) the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) and our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

First Quarter 2023 Business Highlights

 ~~▪~~ 	Total ARR increased 26% year-over-year to $222.4 million as of March 31, 2023. On an FX adjusted basis, total ARR increased 31% year-over-year;
 ~~▪~~ 	Total revenue increased 18% year-over-year to $59.6 million for the three months ended March 31, 2023. On a constant currency basis, total revenue increased 23% year-over-year;
 ~~▪~~ 	SaaS revenue increased 34% year-over-year to $35.5 million for the three months ended March 31, 2023. On a constant currency basis, SaaS revenue increased 39% year-over-year; and
 ~~▪~~ 	The Company launched first-to-market governance, management, data protection and migration support for Microsoft Power Platform.

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

Part I
Item 2

Key Business Metrics

	March 31,
	2023	2022
Total ARR ($ in mil)	$222.4	$177.2

Annual Recurring Revenue

We calculate our annual recurring revenue (“ARR”) at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources from all active customers.

As of March 31, 2023 and March 31, 2022, total ARR was $222.4 million and $177.2 million, respectively, representing growth of 26%. Growth in ARR is driven by both new business and the expansion of existing business.

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

Beginning in 2023, the Company is including its migration products in the calculation of ARR. Prior periods have also been restated to include migration products.

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

Services revenue includes revenue generated from implementation, training, consulting, license customization and managed services. These revenues are recognized by applying a measure of progress, such as labor hours to determine the percentage of completion of each contract. These offerings are not inherently recurring in nature and as such are subject to more period-to-period volatility than other elements of our business. Services revenue from managed services are recognized ratably or on a straight-line basis over the contract term.

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

Part I
Item 2

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

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

Revenue

The components of AvePoint’s revenue during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$35,512	$26,553	$8,959	33.7%
Term license and support	10,904	10,202	702	6.9%
Services	9,747	8,925	822	9.2%
Maintenance	3,409	4,611	(1,202)	(26.1)%
Total revenue	$59,572	$50,291	$9,281	18.5%

Total revenue increased 18.5% to $59.6 million for the three months ended March 31, 2023, primarily as a result of an increase in SaaS revenue. For the three months ended March 31, 2023, SaaS revenue increased 33.7% to $35.5 million, as we saw strong customer demand for this offering. For the three months ended March, 31, 2023, SaaS revenues represented 60% of total revenue, up from 53% of total revenue in the prior year.

Part I
Item 2

These increases were partially offset by a decrease in maintenance revenue, which decreased 26.1% to $3.4 million for the three months ended March 31, 2023.

Services revenue is expected to fluctuate as the offerings are not inherently recurring in nature. Additionally, maintenance revenue is expected to continue declining as we have shifted away from the sale of perpetual licenses and towards SaaS and term licenses. Without perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing customers have and will continue to transition to SaaS and term licenses, which will continue the decline in maintenance revenue. Term license revenue for the three months ended March 31, 2023 and 2022 includes $5.9 million and $6.2 million of revenue recognized at a point of time, respectively.

For the three months ended March 31, 2023, total revenue increased 23% year over year on a constant currency basis. Within total revenue, SaaS revenue increased 39% year over year on a constant currency basis.

Revenue by geographic region for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
North America	$24,436	$21,709	$2,727	12.6%
EMEA	19,488	15,342	4,146	27.0%
APAC	15,648	13,240	2,408	18.2%
Total	$59,572	$50,291	$9,281	18.5%

From the three months ended March 31, 2023, North America revenue increased 12.6% to $24.4 million, driven by a 32%, or $3.9 million increase in SaaS revenue, partially offset by a $1.2 million combined decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 27.0% to $19.5 million, driven by a combined 36%, or $4.4 million increase in SaaS and term license and support revenue, partially offset by a $0.4 million decrease in maintenance revenue. APAC revenues increased 18.2% to $15.6 million, driven by a 42%, or $2.0 million increase in SaaS revenue and an $0.8 million increase in services revenue, partially offset by a $0.4 million combined decrease in term license and support and maintenance revenue.

For the three months ended March 31, 2023, North America revenue increased 13% with little to no impact when viewed on a constant currency basis. Revenue for EMEA increased 35% and revenue for APAC increased 25% year-over-year on a constant currency basis. For the three months ended March 31, 2023, North America SaaS revenue increased 33% on a constant currency basis, EMEA SaaS revenue increased 39% on a constant currency basis, and APAC SaaS revenue increased 53% on a constant currency basis.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$7,895	$5,563	$2,332	41.9%
Term license and support	461	585	(124)	(21.2)%
Services	9,351	8,350	1,001	12.0%
Maintenance	183	278	(95)	(34.2)%
Total cost of revenue	$17,890	$14,776	$3,114	21.1%
Gross profit	41,682	35,515	6,167	17.4%
Gross margin	70.0%	70.6%	—	—

GAAP cost of revenue	$17,890	$14,776	$3,114	21.1%
Stock-based compensation expense	(670)	(578)	(92)	15.9%
Amortization of acquired intangible assets	(242)	(23)	(219)	952.2%
Non-GAAP cost of revenue	$16,978	$14,175	$2,803	19.8%
Non-GAAP gross profit	42,594	36,116	6,478	17.9%
Non-GAAP gross margin	71.5%	71.8%	—	—

Cost of revenue increased 21.1% to $17.9 million for the three months ended March 31, 2023, primarily driven by a $2.0 million increase from higher aggregate hosting costs resulting from increased SaaS revenue, and $0.9 million related to higher personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$26,851	$27,206	$(355)	(1.3)%
Percentage of revenue	45.1%	54.1%	—	—

GAAP sales and marketing	$26,851	$27,206	$(355)	(1.3)%
Stock-based compensation expense	(2,201)	(2,462)	261	(10.6)%
Amortization of acquired intangible assets	(157)	(28)	(129)	460.7%
Non-GAAP sales and marketing	$24,493	$24,716	$(223)	(0.9)%
Non-GAAP percentage of revenue	41.1%	49.1%	—	—

Sales and marketing expenses decreased 1.3% to $26.9 million for the three months ended March 31, 2023. The decrease was driven by a $0.6 million decrease in third party marketing spend, partially offset by higher commissions related to increased bookings throughout the prior year.

General and Administrative

General and administrative expenses during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$14,648	$15,602	$(954)	(6.1)%
Percentage of revenue	24.6%	31.0%	—	—

GAAP general and administrative	$14,648	$15,602	$(954)	(6.1)%
Stock-based compensation expense	(4,382)	(4,484)	102	(2.3)%
Non-GAAP general and administrative	$10,266	$11,118	$(852)	(7.7)%
Non-GAAP percentage of revenue	17.2%	22.1%	—	—

General and administrative expenses decreased 6.1% to $14.6 million for the three months ended March 31, 2023. The decrease was attributed to a $0.5 million decrease in professional service costs mainly related to the prior year’s acquisitions, and a decrease in recruiting costs mainly due to less reliance on outside agencies for hiring.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$9,015	$6,555	$2,460	37.5%
Percentage of revenue	15.1%	13.0%	—	—

GAAP research and development	$9,015	$6,555	$2,460	37.5%
Stock-based compensation expense	(851)	(750)	(101)	13.5%
Non-GAAP research and development	$8,164	$5,805	$2,359	40.6%
Non-GAAP percentage of revenue	13.7%	11.5%	—	—

Research and development expenses  increased   37.5%  to $9.0  million for the three months ended March 31, 2023 , primarily driven by an increase in employee compensation related costs. The increase in headcount further supports the Company's continued effort to invest in developing new offerings and improve its existing offerings.

Income Tax Provision

Income tax benefit during the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Income tax expense	$1,978	$309	$1,669	540.1%

AvePoint's income tax expense for the three months ended March 31, 2023 was $2.0 million, as compared to a tax expense of $0.3 million for the three months ended March 31, 2022. The effective tax rate was (27.46)% for the three months ended March 31, 2023, compared to (2.88)% for the three months ended March 31, 2022. The change in effective tax rates for the three-month period ended March 31, 2023, as compared to the three-month period ended March 31, 2022, was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, and tax losses for which no benefit can be taken.

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

Part I
Item 2

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

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except percentages)
Non-GAAP operating loss	$(329)	$(5,523)
Non-GAAP operating margin	(0.6)%	(11.0)%

Non-GAAP Operating Income (loss) and Non-GAAP Operating Margin

Non-GAAP operating income (loss) and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income (loss) as GAAP operating income (loss) plus stock-based compensation and the amortization of acquired intangible assets. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income (loss) and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation which has had historical volatility from period to period due to marked-to-market securities, and of acquired intangible assets, which are unrelated to current operations and are neither comparable to the prior period nor predictive of future results. The elimination of the effect of variability caused by stock-based compensation expense and the amortization of acquired assets, both of which are non-cash expenses, provides a better representation as to the overall operating performance of the Company. We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, and (e) to assess financial discipline over operational expenditures.

The following table presents a reconciliation of non-GAAP operating income (loss) from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except percentages)
GAAP operating loss	$(8,832)	$(13,848)
GAAP operating margin	(14.8)%	(27.5)%
Add:
Stock-based compensation	8,104	8,274
Amortization of acquired intangible assets	399	51
Non-GAAP operating loss	$(329)	$(5,523)
Non-GAAP operating margin	(0.6)%	(11.0)%

Liquidity and Capital Resources

As of March 31, 2023, we had $228.8 million in cash and cash equivalents and $2.9 million in short-term investments.

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

Part I
Item 2

We also maintain a loan and security agreement with HSBC Venture Bank USA Inc. (“HSBC”) as lender for a revolving line of credit of up to $30.0 million. The line currently bears interest at a rate equal to SOFR plus 0.1%. The line carries an unused fee of 0.5%. The line will mature on July 7, 2023. We are required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by HSBC each quarter. We pledged, assigned and granted HSBC a security interest in all shares, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations. As of March 31, 2023, we are compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

We believe that our existing cash, cash equivalents and short-term investments, our cash flows from operating activities, and our borrowing capacity under our credit facility with HSBC are sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through the sale of additional equity or debt financing. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants.

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$1,250	$(6,123)
Net cash provided by (used in) investing activities	862	(181,471)
Net cash (used in) provided by financing activities	(690)	287

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $1.3 million, reflecting AvePoint’s net loss of $9.2 million, adjusted for non-cash items of $9.3 million and net cash inflows of $1.2 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation partially offset by a decrease in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to timing of customer invoices and decrease in prepaid expenses and other current assets primarily related to prepaid insurance and a decrease in accrued expenses primarily due to accrued bonuses, commissions and VAT/sales tax payable.

Net cash used in operating activities for the three months ended March 31, 2022 was $6.1 million, reflecting AvePoint’s net loss of $11.1 million, adjusted for non-cash items of $6.8 million and net cash outflows of $1.9 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation partially offset by a decrease in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to timing of customer invoices and decrease in prepaid expenses and other current assets primarily related to prepaid insurance and offset by a decrease in accrued expenses primarily due to the payment of accrued bonuses and commissions.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $0.9 million. It primarily consisted of $1.6 million due to the maturity of short-term investments, partially offset by $0.3 million from the capitalization of internal use software and $0.2 million of purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2022 was $181.5 million. It primarily consisted of $179.9 million of purchases of short-term investments, $1.4 million as a result of the acquisition of I-Access, and $1.0 million of purchases of property and equipment, partially offset by $0.9 million in the maturity of short-term investments.

Part I
Item 2

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $0.7 million. The primary driver of cash flows from financing activities was due to $1.8 million in purchases of common stock, partially offset by $1.1 million of proceeds from the exercising of stock options.

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.3 million. The primary driver of cash flows from financing activities was due to $1.0 million of proceeds from the exercising of stock options, partially offset by $0.7 million in purchases of common stock.

Indebtedness

Credit Facility

We maintain a line of credit under a Loan Agreement, as amended (the “Amended Loan Agreement”) with HSBC, as the lender. See “Note 7 - Line of Credit” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

The Amended Loan Agreement provides for a revolving line of credit of up to $30.0 million and an additional $20.0 million accordion feature for additional capital we may draw at our request. Borrowings under the line currently bear interest at a rate equal to SOFR plus 0.1%. The line carries an unused fee of 0.5% per year. Any proceeds of borrowings under the Amended Loan Agreement will be used for general corporate purposes.

On a consolidated basis with our subsidiaries, we are required to maintain a specified adjusted quick ratio and minimum annual recurring revenue, tested by HSBC each quarter. Pursuant to the Amended Loan Agreement, we pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and certain assets as security for our obligations under the Amended Loan Agreement. Our line of credit under the Amended Loan Agreement will mature on July 7, 2023.

To date, we are in compliance with all covenants under the Amended Loan Agreement. We have not at any time, including as of and for the three months ended March 31, 2023, borrowed under the Amended Loan Agreement. The description of the Amended Loan Agreement is qualified in its entirety by the full text of the form of such agreement, a copy of which is attached as an exhibit to our Annual Report.

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of March 31, 2023, the commitments related to these operating leases is $19.8 million, of which $6.7 million is due in the next twelve months.

Operating Segment Information

We operate in one segment. Our products and services are sold throughout the world, through direct and indirect sales channels. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. See the section titled “Notes to Condensed Consolidated Financial Statements” (Part I, Item 1 of this Quarterly Report) under the sub-heading “Note 15 – Segment Information” for more information.

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

Part I
Item 2

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

Part I
Item 2

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

Seasonality

Our quarterly revenue fluctuates and does not necessarily grow sequentially when measuring any one fiscal quarter's revenue with another (e.g. comparing the fourth fiscal quarter of fiscal year 2022 with the first fiscal quarter of fiscal year 2023). Historically, our third and fourth quarters have been our highest revenue quarters, however those results are not necessarily indicative of future quarterly revenue or full year results. Higher third and fourth quarter revenue is driven primarily by increased sales resulting from our customers’ fiscal year ends. Additionally, new product and service introductions (including the timing of those introductions) can significantly impact revenue. Revenue can also be affected when customers anticipate a product introduction. Our operating expenses have generally increased sequentially due to increases in personnel in connection with the expansion of our business.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. The next determination date as to whether we have satisfied the criteria set forth in the foregoing (b), (c), and (d) is the last day of our second fiscal quarter in 2023.

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to potential economic risk from interest rates, foreign exchange rates, and concentration of credit. We have considered changes in our exposure to market risks during the three months ended March 31, 2023, and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $231.7 million as of March 31, 2023. We hold cash and cash equivalents, marketable securities, and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. As of March 31, 2023, we had no outstanding obligations under our line of credit with HSBC under the Amended Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

As the U.S. Dollar fluctuated against certain international currencies as of December 31, 2022, the balances that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of December 31, 2022 increased relative to what it would have reported using a constant currency rate from December 31, 2021. As reported in our condensed consolidated statements of cash flows, the estimated effects of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars was a decrease of $1.7 million for the year ended December 31, 2022 and a decrease of $1.2 million for the year ended December 31, 2021. If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10% as of December 31, 2022 and December 31, 2021, the amount of cash, cash equivalents and marketable securities AvePoint would have reported in U.S. Dollars would have decreased by approximately $2.7 million and $2.6 million, respectively, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 or during the three months ended March 31, 2023 due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial and accounting officer have concluded that our audited Consolidated Financial Statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiencies described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that these deficiencies constitute material weaknesses. Based upon the evaluation described above, our management identified the following material weaknesses in internal control over financial reporting in fiscal year 2020 which continued to exist during the three months ended March 31, 2023:

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

Part I

Item 4

Changes in Internal Control Over Financial Reporting

Other than the Remediation Plan discussed above and the ongoing implementation of measures under the Remediation Plan designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team, there have been no changes in internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as we continue to implement the Remediation Plan, we will change our process and procedures, which in turn could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended March 31, 2023, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

Refer to the information under the section titled “Risk Factors” of our Annual Report under the sub-heading “Legal and Regulatory Risks” (Part I, Item 1A of our Annual Report) for information regarding the potential legal and regulatory risks (including potential legal proceedings and litigation) in which we may become involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report, which risks and uncertainties could affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors previously disclosed in our Annual Report since its filing on March 31, 2023. We urge you to read the risk factors in our Annual Report.

Part II

Items 2, 3, 4, and 5

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

On March 17, 2022, we announced that our Board of Directors authorized a new share repurchase program (the "Share Repurchase Program") for us to buy back shares of our common stock. Under the Share Repurchase Program, we have the authority to buy up to a maximum of $150 million of our common stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with Exchange Act Rule 10b-18 (or pursuant to a plan implemented in response to Exchange Act Rule 10b5-1(c) for parties that frequently have access to material nonpublic information, such as our executive officers and directors) and all other applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, our common stock under the Share Repurchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended March 31, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the Share Repurchase Program(3)
January 1, 2023 - January 31, 2023	Nil	Nil	4,046,186	$130,072,946
February 1, 2023 - February 28, 2023	7,263	$4.7900	4,053,449	$130,038,156
March 1, 2023 - March 31, 2023	417,613	$4.2544	4,471,062	$128,261,469

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

AVEPOINT, INC.

Date: May 10, 2023	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)