Form 10-K/A
period 2022-12-31
AvePoint, Inc.
filed 2023-06-13
CIK 1777921

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

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant was $419,868,677.90 based on the closing sale price as reported by Nasdaq. As of June 12, 2023, there were 192,812,936 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment No. 1") amends the Annual Report on Form 10-K for the year ended December 31, 2022 of AvePoint, Inc. (the "Company"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2023 (the "Original Filing").

This Amendment No. 1 is being filed solely to (i) amend Item 9A of Part II of the Original Filing to include management's annual report on internal control over financial reporting in accordance with Rule 308(a) of Regulation S-K and (ii) include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's principal executive officer and principal financial and accounting officer. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the certifications has been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no changes have been made to the Original Filing. This Amendment No. 1 speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing, and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company's filings made with the SEC subsequent to the filing of the Original Filing.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial and accounting officer have concluded that our audited Consolidated Financial Statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Company. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment, our principal executive officer and principal financial and accounting officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weaknesses described below.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are an “emerging growth company” as defined by Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

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

Based upon the evaluation described above, our management identified the following material weaknesses in internal control over financial reporting in fiscal year 2020 which continued to exist as of December 31, 2022:

●	the completeness and accuracy of financial accounting, reporting and disclosures;
●	the identification, review and accounting for nonroutine transactions and/or complex accounting transactions; and
●	segregation of duties with respect to the processing of financial transactions.

Remediation of Material Weaknesses

Our management has been and continues to be committed to remediating these material weaknesses and has identified and implemented several steps to enhance our internal control over financial reporting. We have implemented a remediation plan (the “Remediation Plan”), the actions under which coincide with and are incorporated into our overarching Sarbanes-Oxley Act of 2002 compliance implementation plan. The Remediation Plan actions include, but are not limited to:

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

We have implemented documented policies and procedures for, and are in the process of testing the implementation and operating effectiveness of, the newly designed controls. The material weaknesses in our internal control over financial reporting will not be considered remediated until the newly designed controls operate for a sufficient period of time. In addition, we may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

Changes in Internal Control Over Financial Reporting

Other than the Remediation Plan discussed above and the ongoing implementation of measures under the Remediation Plan designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Consolidated Financial Statements are listed in the “Index to Financial Statements” under Part II, Item 8 of our Original Filing. Financial statement schedules have been omitted because they are not required, not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

b.	Exhibits

The following documents are filed as part of, furnished with, or incorporated by reference into, this Amendment No. 1, in each case as indicated therein.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement and Plan of Reorganization, dated November 23, 2020, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	March 9, 2021
2.2	Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated December 30, 2020, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	December 30, 2020
2.3	Amendment No. 2 to Business Combination Agreement and Plan of Reorganization, dated March 8, 2021, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	March 9, 2021
2.4	Amendment No. 3 to Business Combination Agreement and Plan of Reorganization, dated May 18, 2021, by and among Apex, Merger Subs and AvePoint.	Form 10-Q	001-39048	10.3	May 19, 2021
2.5	Agreement and Plan of Merger, dated as of July 23, 2021, by and between AvePoint, Inc. and AvePoint US, LLC	Form 8-K	001-39048	2.1	July 30, 2021
3.1	Amended and Restated Certificate of Incorporation of AvePoint, Inc.	Form 8-K	001-39048	3.1	July 7, 2021
3.2	Amended and Restated Bylaws of AvePoint, Inc.	Form 10-K	001-39048	3.2	March 31, 2023
4.1	Specimen Common Stock Certificate.	Form S-4/A	333-252712	4.4	May 20, 2021
4.2	Specimen Warrant Certificate.	Form S-1	333-233299	4.3	August 30, 2019
4.3	Description of Capital Stock	Form 10-K	001-39048	4.3	March 31, 2023
10.1	Warrant Agreement, dated September 16, 2019, by and between Continental Stock Transfer & Trust Company and Apex.	Form 8-K	001-39048	4.1	September 20, 2019
10.2	Form of PIPE Subscription Agreement	Form 8-K	001-39048	10.7	November 23, 2020
10.3	Form of Amendment No. 1 to PIPE Subscription Agreements	Form S-4	333-252712	10.15	May 20, 2021
10.4	Form of Lock-Up Agreement	Form 8-K	001-39048	10.3	November 23, 2020
10.5	Amended and Restated Registration Rights Agreement, dated July 1, 2021, by and among AvePoint and certain stockholders of AvePoint.	Form 8-K	001-39048	10.4	July 7, 2021
10.6†	Form of Indemnification Agreement.	Form S-4	333-252712	10.29	May 20, 2021
10.7†	AvePoint 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.6	July 7, 2021
10.8†	Form of Stock Option Grant Package under AvePoint 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.7	July 7, 2021
10.9†	Form of RSU Grant Package under 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.8	July 7, 2021
10.10†	AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.15	February 4, 2021
10.11†	Form of Stock Option Grant Notice under AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.16	February 4, 2021
10.12†	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	Form S-4	333-252712	10.17	February 4, 2021
10.13†	AvePoint 2021 Equity Incentive Plan.	Form S-4	333-252712	10.18	February 4, 2021
10.14†	Form of Stock Option Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.13	July 7, 2021
10.15†	Form of RSU Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.14	July 7, 2021
10.16†	AvePoint 2021 Employee Stock Purchase Plan.	Form S-4	333-252712	10.19	February 4, 2021
10.17+^	Loan and Security Agreement, dated April 7, 2020, by and between HSBC Ventures USA Inc. and AvePoint, Inc.	Form S-4	333-252712	10.24	February 4, 2021

10.18+^	Limited Consent and First Amendment to Loan and Security Agreement, dated July 1, 2021, by and among AvePoint Operations Inc. (f/k/a AvePoint, Inc.), HSBC Ventures USA Inc. and AvePoint US, LLC.	Form 8-K	001-39048	10.21	July 7, 2021
10.19+^	Assignment and Assumption Agreement, dated July 1, 2021, by and among AvePoint Operations, Inc. (f/k/a AvePoint, Inc.), HSBC Ventures USA Inc. and AvePoint US, LLC.	Form 8-K	001-39048	10.22	July 7, 2021
10.20+^	Pledge Agreement, dated July 1, 2021, by and between AvePoint, Inc. and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.23	July 7, 2021
10.21+^	Limited Guaranty, dated July 1, 2021, by and between AvePoint, Inc. and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.24	July 7, 2021
10.22+^	Assignment and Assumption Agreement, dated as of July 23, 2021, by and among AvePoint, Inc., AvePoint US, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.1	July 30, 2021
10.23+^	Limited Consent and Waiver to Loan and Security Agreement, dated as of July 23, 2021, by and among AvePoint, Inc., AvePoint US, LLC, AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.2	July 30, 2021
10.24+^	Second Amendment to Loan and Security Agreement, dated October 31, 2021, by and among AvePoint, Inc., AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.8	November 1, 2021
10.25+^	Annex A to Second Amendment to Loan and Security Agreement, dated October 31, 2021, by and among AvePoint, Inc., AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.9	November 1, 2021
10.26†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Xunkai Gong.	Form S-4	333-252712	10.21	February 4, 2021
10.27†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Tianyi Jiang.	Form S-4	333-252712	10.22	February 4, 2021
10.28†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Brian Brown.	Form S-4	333-252712	10.23	February 4, 202
10.29†	Employment Agreement, dated August 10, 2021, by and between AvePoint and James Caci.	Form 8-K	001-39048	10.1	August 16, 2021
10.30	2022 Performance-Based Annual Incentive Plan	Form 10-K	001-39048	10.29	March 31, 2023
21.1	List of Subsidiaries.	Form 10-K	001-39048	21.2	March 31, 2023
23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm (PCAOB ID No. 34, New York, New York).	Form 10-K	001-39048	23.1	March 31, 2023
24.1	Power of Attorney (included in the signature page of the Original Filing).	Form 10-K	001-39048	24.1	March 31, 2023
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-39048	31.1	March 31, 2023
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-39048	31.2	March 31, 2023
31.3	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-39048	32.1	March 31, 2023
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-39048	32.2	March 31, 2023
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2022, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2022 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2022, and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2022.
		Form 10-K	001-39048	101	March 31, 2023
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).					X

**	Furnished herewith. Any exhibit furnished herewith (including the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto) are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†	Indicates a management contract or compensatory plan, contract or arrangement.
^	Certain portions of this Exhibit will be omitted because they are not material and would likely cause competitive harm to us if disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEPOINT, INC.

Date: June 13, 2023	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2023	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)