Form 10-Q
period 2023-06-30
AvePoint, Inc.
filed 2023-08-09
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2023, there were 185,397,977 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2023

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements, as well as descriptions of the risks and uncertainties that could cause actual results and events to differ materially, may appear throughout this Quarterly Report, including in the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report), and “Risk Factors” (Part II, Item 1A of this Quarterly Report).

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

•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our future capital requirements and sources and uses of cash;
•	our ability to obtain funding for our operations and future growth;
•	the effects of inflation; and
•	the effects of foreign currency exchange.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, the events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022, and the "Risk Factors" section of this Quarterly Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

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

PART 1

Item I

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$219,714	$227,188
Short-term investments	3,191	2,620
Accounts receivable, net of allowance for doubtful accounts of $1,001 and $725 as of June 30, 2023 and December 31, 2022, respectively	61,815	66,474
Prepaid expenses and other current assets	5,539	10,013
Total current assets	290,259	306,295
Property and equipment, net	4,996	5,537
Goodwill	18,979	18,904
Intangible assets, net	10,770	11,079
Operating lease right-of-use assets	15,577	15,855
Deferred contract costs	49,426	48,553
Other assets	8,563	9,310
Total assets	$398,570	$415,533
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$1,439	$1,519
Accrued expenses and other liabilities	41,795	47,784
Current portion of deferred revenue	96,002	93,405
Total current liabilities	139,236	142,708
Long-term operating lease liabilities	10,751	11,348
Long-term portion of deferred revenue	6,925	8,085
Earn-out shares liabilities	10,939	6,631
Other non-current liabilities	5,586	3,607
Total liabilities	173,437	172,379
Commitments and contingencies
Mezzanine equity
Redeemable noncontrolling interest	14,009	14,007
Total mezzanine equity	14,009	14,007
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 185,723 and 185,278 shares issued and outstanding	19	19
Additional paid-in capital	659,604	665,715
Treasury stock	—	(21,666)
Accumulated other comprehensive income	2,251	2,006
Accumulated deficit	(450,750)	(416,927)
Total stockholders’ equity	211,124	229,147
Total liabilities, mezzanine equity, and stockholders’ equity	$398,570	$415,533

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
SaaS	$38,279	$27,619	$73,791	$54,172
Term license and support	13,277	14,011	24,181	24,213
Services	10,066	9,848	19,813	18,773
Maintenance	3,247	4,223	6,656	8,834
Total revenue	64,869	55,701	124,441	105,992
Cost of revenue:
SaaS	9,130	6,207	17,025	11,770
Term license and support	496	491	957	1,076
Services	9,958	8,636	19,309	16,986
Maintenance	212	278	395	556
Total cost of revenue	19,796	15,612	37,686	30,388
Gross profit	45,073	40,089	86,755	75,604
Operating expenses:
Sales and marketing	27,691	27,371	54,542	54,577
General and administrative	15,193	16,380	29,841	31,982
Research and development	9,273	8,081	18,288	14,636
Total operating expenses	52,157	51,832	102,671	101,195
Loss from operations	(7,084)	(11,743)	(15,916)	(25,591)
(Loss) gain on earn-out and warrant liabilities	(4,027)	2,668	(4,136)	5,935
Interest income, net	286	20	611	34
Other income (expense), net	1,613	(693)	3,025	(870)
Loss before income taxes	(9,212)	(9,748)	(16,416)	(20,492)
Income tax expense (benefit)	3,313	(546)	5,291	(237)
Net loss	$(12,525)	$(9,202)	$(21,707)	$(20,255)
Net income attributable to and accretion of redeemable noncontrolling interest	(60)	(627)	(75)	(1,244)
Net loss attributable to AvePoint, Inc.	$(12,585)	$(9,829)	$(21,782)	$(21,499)
Net loss available to common shareholders	$(12,585)	$(9,829)	$(21,782)	$(21,499)
Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.12)	$(0.12)
Basic and diluted shares used in computing loss per share	183,315	182,491	183,068	182,661

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(12,525)	$(9,202)	$(21,707)	$(20,255)
Other comprehensive income (loss) net of taxes
Unrealized gain on available-for-sale	—	190	—	190
Foreign currency translation adjustments	88	35	172	(1,693)
Total other comprehensive income (loss)	88	225	172	(1,503)
Total comprehensive loss	$(12,437)	$(8,977)	$(21,535)	$(21,758)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	48	(561)	(2)	(1,169)
Total comprehensive loss attributable to AvePoint, Inc	$(12,389)	$(9,538)	$(21,537)	$(22,927)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Three Months Ended June 30, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, March 31, 2023	$14,057	$14,057	186,787,807	$19	$674,768	4,614,626	$(23,477)	$(426,124)	$2,055	$227,241
Proceeds from exercise of options	—	—	1,095,218	—	2,109	—	—	—	—	2,109
Common stock issued upon vesting of restricted stock units	—	—	751,328	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,586	—	—	—	—	9,586
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(130)	—	—	—	—	(130)
Repurchase of common stock	—	—	(2,911,170)	—	—	2,911,170	(15,293)	—	—	(15,293)
Retirement of common stock	—	—	—	—	(26,729)	(7,525,796)	38,770	(12,041)	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(12,525)	—	(12,525)
Net income attributable to and accretion of redeemable noncontrolling interest	60	60	—	—	—	—	—	(60)	—	(60)
Total other comprehensive income (loss)	(108)	(108)	—	—	—	—	—	—	196	196
Balance, June 30, 2023	$14,009	$14,009	185,723,183	$19	$659,604	—	$—	$(450,750)	$2,251	$211,124

	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, March 31, 2022	$5,818	$5,818	182,493,007	$18	$634,070	278,564	$(2,482)	$(386,967)	$598	$245,237
Proceeds from exercise of options	—	—	442,469	—	683	—	—	—	—	683
Common stock issued upon vesting of restricted stock units	—	—	162,002	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,396	—	—	—	—	10,396
Issuance of redeemable noncontrolling interest in MaivenPoint Pte. Ltd. (1)	5,794	5,794	—	—	—	—	—	—	—	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(218)	—	—	—	—	(218)
Repurchase of common stock	—	—	(1,766,662)	—	—	1,766,662	(9,309)	—	—	(9,309)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(9,202)	—	(9,202)
Net income attributable to and accretion of redeemable noncontrolling interest	627	627	—	—	—	—	—	(627)	—	(627)
Total other comprehensive income (loss)	(66)	(66)	—	—	—	—	—	—	291	291
Balance, June 30, 2022	$12,173	$12,173	181,330,816	$18	$644,931	2,045,226	$(11,791)	$(396,796)	$889	$237,251

(1) Formerly AvePoint EduTech Pte. Ltd.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (continued)

For the Six Months Ended June 30, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$229,147
Proceeds from exercise of options	—	—	1,775,603	—	3,240	—	—	—	—	3,240
Common stock issued upon vesting of restricted stock units	—	—	2,006,038	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	17,690	—	—	—	—	17,690
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(312)	—	—	—	—	(312)
Repurchase of common stock	—	—	(3,336,046)	—	—	3,336,046	(17,104)	—	—	(17,104)
Retirement of common stock	—	—	—	—	(26,729)	(7,525,796)	38,770	(12,041)	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(21,707)	—	(21,707)
Net income attributable to and accretion of redeemable noncontrolling interest	75	75	—	—	—	—	—	(75)	—	(75)
Total other comprehensive income (loss)	(73)	(73)	—	—	—	—	—	—	245	245
Balance, June 30, 2023	$14,009	$14,009	185,723,183	$19	$659,604	—	$—	$(450,750)	$2,251	$211,124

	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2021	$5,210	$5,210	181,821,767	$18	$625,056	143,564	$(1,739)	$(375,297)	$2,317	$250,355
Proceeds from exercise of options	—	—	1,156,279	—	1,719	—	—	—	—	1,719
Common stock issued upon vesting of restricted stock units	—	—	254,432	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,670	—		—	—	18,670
Issuance of redeemable noncontrolling interest in MaivenPoint Pte. Ltd. (1)	5,794	5,794	—	—	—	—	—	—	—	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(514)	—	—	—	—	(514)
Repurchase of common stock	—	—	(1,901,662)	—	—	1,901,662	(10,052)	—	—	(10,052)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(20,255)	—	(20,255)
Net income attributable to and accretion of redeemable noncontrolling interest	1,244	1,244	—	—	—	—	—	(1,244)	—	(1,244)
Total other comprehensive loss	(75)	(75)	—	—	—	—	—	—	(1,428)	(1,428)
Balance, June 30, 2022	$12,173	$12,173	181,330,816	$18	$644,931	2,045,226	$(11,791)	$(396,796)	$889	$237,251

(1) Formerly AvePoint EduTech Pte. Ltd.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net loss	$(21,707)	$(20,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,249	1,333
Operating lease right-of-use assets expense	3,496	2,649
Foreign currency remeasurement loss	222	1,386
Stock-based compensation	17,690	18,678
Deferred income taxes	(161)	(37)
Other	329	474
Change in value of earn-out and warrant liabilities	4,136	(5,840)
Changes in operating assets and liabilities:
Accounts receivable	4,128	1,031
Prepaid expenses and other current assets	4,434	1,452
Deferred contract costs and other assets	(429)	(3,534)
Accounts payable, accrued expenses, operating lease liabilities and other liabilities	(7,276)	(6,654)
Deferred revenue	2,145	2,721
Net cash provided by (used in) operating activities	9,256	(6,596)
Investing activities
Maturities of investments	566	1,093
Purchases of investments	(1,055)	(180,041)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(2,222)
Capitalization of internal-use software	(644)	(1,174)
Purchase of property and equipment	(789)	(2,234)
Other	(500)	—
Net cash used in investing activities	(2,422)	(184,578)
Financing activities
Repurchase of common stock	(17,004)	(10,042)
Proceeds from stock option exercises	3,240	1,719
Repayments of finance leases	(20)	(11)
Net cash used in financing activities	(13,784)	(8,334)
Effect of exchange rates on cash	(524)	(3,647)
Net decrease in cash and cash equivalents	(7,474)	(203,155)
Cash and cash equivalents at beginning of period	227,188	268,217
Cash and cash equivalents at end of period	$219,714	$65,062
Supplemental disclosures of cash flow information
Income taxes paid	$2,938	$420
Contingent consideration in business combination	$—	$5,635

See accompanying notes.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Organization

AvePoint, Inc. (hereinafter referred to as “AvePoint,” the “Company,” “we,” “us,” or “our”) was incorporated as a New Jersey corporation on July 24, 2001 and redomiciled as a Delaware corporation in 2006.

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

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the six months ended  June 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023.

These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, and the related notes included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2022, which was filed with the SEC on March 31, 2023, and amended on June 13, 2023 (“Annual Report”).

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Adopted Accounting Guidance

In January 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses on Financial Instruments which replaces incurred loss methodology to estimate credit losses on financial instruments with a methodology that reflects expected credit losses. This amendment affects entities holding financial assets that are not accounted for at fair value through net income including trade receivables. Subsequently FASB issued ASU 2020-02 which deferred the adoption date. The amendments in this ASU are effective for Emerging Growth Company entities, which elected to take advantage of the extended transition period, for fiscal years beginning after December 15, 2022. Early application of the amendments is permitted. The Company adopted the standard on January 1, 2023. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 — 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The Company adopted the standard on January 1, 2022. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of perpetual license revenue to be included in maintenance revenue on the condensed consolidated statements of operations for the three and six months ended June 30, 2022;
•	The reclassification of depreciation and amortization to be included in cost of revenue, sales and marketing, general and administrative and research and development on the condensed consolidated statements of operations for the three and six months ended June 30, 2022;
•	The reclassification of long-term unbilled receivables to be included in deferred contracts and other assets within net cash provided by (used in) operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2022; and
•	The reclassification of provision for doubtful accounts and loss (gain) on disposal of property and equipment to be included in other within net cash provided by (used in) operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2022.

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

No events or circumstances changed since the acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of June 30, 2023 or December 31, 2022.

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency

The Company has foreign operations where the functional currency has been determined to be the local currency, in accordance with FASB ASC 830, Foreign Currency Matters. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a separate component of stockholders’ equity under the caption, accumulated other comprehensive income. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s condensed consolidated statements of operations. Transaction losses totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers all investments available with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries which imposes regulations that limit the ability to transfer cash out of the country. As of June 30, 2023 and December 31, 2022, the Company’s cash balances at these entities were $6.6 million and $10.8 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

Short-Term Investments

Short-term investments consist mainly of certificates of deposit held by financial institutions which have an initial maturity greater than three months but less than or equal to one year at period end.

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

Prepaid Expenses and Other Current Assets

The Company recognizes payments made for services to be received in the near future as prepaid expenses and other current assets. Prepaid expenses and other current assets consist primarily of payments related to insurance premiums, prepaid rent, prepaid subscriptions, and other prepaid costs. The prepaid expenses balance as of June 30, 2023 and December 31, 2022 were $4.3 million and $7.1 million, respectively.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred Contract Costs

We defer sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining SaaS, term license and support, service, and maintenance contracts. We have structured commissions plans such that the commission rate paid on renewal contracts are less than those paid on the initial contract; therefore, it is determined that the renewal commissions are not commensurate with the initial commission and thus capitalized as deferred contract costs. We determine the estimated average customer relationship period and average renewal term utilizing a portfolio approach. Deferred costs are periodically reviewed for impairment.

Amortization of deferred contract costs of $4.3 million and $8.5 million for the three and six months ended June 30, 2023, respectively, and $3.2 million and $6.2 million for the three and six months ended June 30, 2022, respectively, is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet was $49.4 million and $48.6 million at June 30, 2023 and December 31, 2022, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services.

Term license revenue recognized at point in time was $8.1 million and $14.0 million for the three and six months ended June 30, 2023, respectively, and $9.9 million and $16.1 million for the three and six months ended June 30, 2022, respectively.

We use judgement in determining the relative standalone selling price (“SSP") for products and services. For substantially all performance obligations except term licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, we apply observable past inputs using the value relationship between support and term licenses, the value relationship between support and perpetual licenses, the average economic life of our products, software renewal rates and the price of the bundled arrangement in relation to the perpetual licensing approach. Using a combination of the relative fair value method or the residual value method, the SSP of the performance obligations in an arrangement is allocated to each performance obligation within a sales arrangement.

In rare cases when the software and the related when-and-if available updates are critical to the combined utility of the software, the Company has determined this to be one performance obligation and revenue is recognized ratably over the license term.

Accounts receivable, net is inclusive of accounts receivable, and current unbilled receivables, net of allowance for doubtful accounts. We record an unbilled receivable when revenue is recognized prior to invoicing. We have a well-established collection history from our direct and indirect sales. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts was not material.

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Deferred revenue as of June 30, 2023 and December 31, 2022 was $102.9 million and $101.5 million, respectively. Revenue recognized that was included at the beginning of the period deferred revenue balance was $61.1 million for the six months ended June 30, 2023.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company's accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2022	$73,348	$101,490	$48,553
Balance, June 30, 2023	67,116	102,927	49,426

(1) Include long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the year ended December 31, 2022 and the six months ended June 30, 2023 outside of its sales activities.

As of June 30, 2023, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $266.7 million, of which $205.6 million is related to SaaS and term license and support revenue. We expect to recognize approximately 62% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

Treasury Stock Retirement

We account for treasury stock transactions under the cost method. For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value, respectively. We periodically retire treasury shares that we acquire through share repurchases and return those shares to the status of authorized but unissued. When treasury shares are retired, we allocate the excess of the repurchase price over the par value of shares acquired between additional paid-in capital and accumulated deficit. The portion allocated to additional paid-in capital is limited to the pro rata portion of additional paid-in capital for the retired treasury shares. Any further excess of the repurchase price is allocated to accumulated deficit.

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

Emerging Growth Company

The Company is considered an emerging growth company. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under Section 21E of the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Because the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2023, we will meet the conditions to be deemed a "large-accelerated filer" as of December 31, 2023, and will, consequently, no longer be an emerging growth company as of that date. We will be subject to the regulations applicable to all large-accelerated filers as of December 31, 2023.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are not expected to have a material impact on our financial position, results of operations or cash flows upon adoption.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2022	$18,904
Effect of foreign currency translation	75
Balance as of June 30, 2023	$18,979

4. Intangible assets, net

Intangible assets consist of the acquired intangible assets and the self-developed software. Amortization expense for intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31:
(in thousands)
2023 (six months)	$1,073
2024	2,093
2025	1,706
2026	1,246
2027	1,145
Thereafter	3,507
Total intangible assets subject to amortization	$10,770

A summary of the balances of the Company's intangible assets as of  June 30, 2023 and  December 31, 2022 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average
			June 30,			December 31,	Life
			2023			2022
	(in thousands)						(in years)
Technology and software, net	7,509	(1,405)	6,104	6,842	(777)	6,065	6.6
Customer related assets, net	4,530	(410)	4,120	4,799	(477)	4,322	10.0
Content, net	821	(275)	546	830	(138)	692	3.0
Total	$12,860	$(2,090)	$10,770	$12,471	$(1,392)	$11,079	7.5

5. Concentration of Credit Risk

The Company deposits its cash with financial institutions and, at times, such balances may exceed federally insured limits. No customer accounted for more than 10% of revenue for the six months ended June 30, 2023 and 2022.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	June 30,	December 31,
	2023	2022
	(in thousands)
Trade receivables	$41,728	$47,046
Current unbilled receivables	21,088	20,153
Allowance for doubtful accounts	(1,001)	(725)
	$61,815	$66,474

7. Line of Credit

The Company maintains a loan and security agreement with HSBC Ventures Bank USA, Inc., ("HSBC") as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw at its request. The line currently bears interest at a rate equal to SOFR plus 3.6%. The line carries an unused fee of 0.5% per year. The line will mature on September 7, 2023. We are required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the loan and security agreement obligations. As of June 30, 2023, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

8. Income Taxes

The Company had an effective tax rate of (36.0)% and (32.2)% for the three and six months ended June 30, 2023, respectively, and 5.6% and 1.2% for the three and six months ended June 30, 2022, respectively.

The change in effective tax rates for the three-month period ended June 30, 2023 as compared to the three-month period ended  June 30, 2022 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, and tax losses for which no benefit can be taken.

The change in effective tax rates for the six-month period ended June 30, 2023 as compared to the six-month period ended  June 30, 2022 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, impact of foreign inclusions, stock-based compensation and tax losses for which no benefits can be taken.

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

Leases are classified as either operating or finance leases based on certain criteria. This classification determines the timing and presentation of expenses on the income statement, as well as the presentation of the related cash flows and balance sheet. Operating leases are recorded on the balance sheet beginning January 1, 2022, as operating lease right-of-use ("ROU") assets, accrued expenses and other liabilities, and long-term operating lease liabilities. The Company currently has no significant finance leases.

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

The components of the Company's operating lease expenses are reflected in the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Lease liability cost	$1,747	$1,498	$3,496	$2,649
Short-term lease expenses (1)	206	535	454	1,349
Variable lease cost not included in the lease liability (2)	136	37	246	69
Total lease cost	$2,089	$2,070	$4,196	$4,067

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

During the six months ended June 30, 2023 and 2022, ROU assets obtained in exchange for new operating lease liabilities amounted to $3.1 million and $6.7 million, respectively.

Other information related to operating leases for the three and six months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$1,619	$1,152	$3,665	$2,506

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2023, our operating leases had a weighted average remaining lease term of 3.7 years and a weighted average discount rate of 5.3%.

As of December 31, 2022, our operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 5.1%.

The maturity schedule of the operating lease liabilities as of June 30, 2023 is as follows:

Year Ending December 31:
(in thousands)
2023 (six months)	$3,180
2024	5,260
2025	3,591
2026	2,506
2027	1,725
Thereafter	2,004
Total future lease payments	$18,266
Less: Present value adjustment	(1,986)
Present value of future lease payments (1)	$16,280

(1) Includes the current portion of operating lease liabilities of $5.5 million, which is reflected in accrued expenses and other liabilities in the condensed consolidated balance sheets.

10. Commitments and Contingencies

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of June 30, 2023, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements, which are secured by certificates of deposit. As of June 30, 2023, letters of credit have been issued in the amount of $2.9 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

Notes Receivable

Other assets include yielding loan notes to a third party with a total commitment of up to $5.0 million and maturities of greater than twelve months. The notes bear interest at an annual rate equal to 8%.

As of June 30, 2023 and December 31, 2022, $1.0 million and $0.5 million, respectively, were outstanding, and these amounts are included in other assets in the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the difference between the carrying amount and estimated fair value for the notes receivables was immaterial. Fair values are based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Earn-Out and Warrant Liabilities

Company Earn-Out Agreement

Certain holders of common stock and certain holders of options shall be issued additional shares of AvePoint's common stock, as follows:

•

1,000,000 shares of AvePoint's common stock, in the aggregate, if at any time from July 1, 2021 through July 1, 2028 (a) AvePoint's stock price is greater than or equal to $12.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $12.50 per share;

•

1,000,000 shares of AvePoint's common stock, in the aggregate, if at any time from July 1, 2021 through July 1, 2028 (a) AvePoint's stock price is greater than or equal to $15.00 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $15.00 per share;

•

1,000,000 shares of AvePoint's common stock, in the aggregate, if at any time from July 1, 2021 through July 1, 2028 (a) AvePoint's stock price is greater than or equal to $17.50 over any 20 Trading Days within any 30 trading day period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $17.50 per share.

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

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ (as defined below) contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of June 30, 2023 and December 31, 2022, and was determined to be $10.9 million and $6.6 million, respectively, and included in the earn-out shares liabilities in the condensed consolidated balance sheets. As a result, $3.9 million and $4.0 million losses were recognized during the three and six months ended June 30, 2023, respectively, and $2.6 million and $5.8 million gains were recognized during the three and six months ended June 30, 2022, respectively, and included as (loss) gain on earn-out and warrant liabilities in the condensed consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

June 30,
2023
Term (in years)	5.01
Volatility	55.00%

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

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The private placement warrants are held by only two parties and any transfer of the warrants to a party other than a current holder of the warrants would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of June 30, 2023 and December 31, 2022, and was determined to be $0.4 million and $0.2 million, respectively, and included in the other non-current liabilities in the condensed consolidated balance sheets. As a result, $0.1 million and $0.1 million losses were recognized during the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million gains were recognized during the three and six months ended June 30, 2022, respectively, and included as (loss) gain on earn-out and warrant liabilities in the condensed consolidated statements of operations.

12. Mezzanine Equity and Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 185,723,183 and 189,467,338 shares issued and outstanding, including treasury shares, at June 30, 2023 and December 31, 2022, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company's Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception. On June 30, 2023, the Company retired 7,525,796 shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the condensed consolidated balance sheet were reduced by $0 million, $26.7 million, and $12.0 million, respectively.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock. Under the Share Repurchase Program, the Company has the authority to buy up to a maximum of $150 million of common stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the six months ended June 30, 2023, the Company repurchased 3,336,046 shares at an average price of $5.13.

Sponsor Earn-Out Shares

On July 1, 2021, the Company modified the terms of 2,916,700 shares of common stock (“Sponsor Earn-Out Shares”) then held by Apex Technology Acquisition Corporation’s sponsor, such that such shares will be subject to the following vesting provisions:

•

100% of the Sponsor Earn-Out Shares shall vest and be released if at any time through July 1, 2028, AvePoint's stock price is greater than or equal to $15.00 (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30 trading day period; and

•	100% of the remaining Sponsor Earn-Out Shares that have not previously vested shall vest and be released if at any time through July 1, 2028, the Company consummates a subsequent transaction.

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  June 30, 2023.

Public Warrants to Acquire Common Stock

On July 1, 2021, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint's common stock and the warrants are exercisable from the date of issuance through July 1, 2026. At  June 30, 2023, all 17,500,000 warrants remain outstanding.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation

The Company previously maintained the 2006 Equity Incentive Plan (the “2006 Plan”) and the 2016 Equity Incentive Plan (the "2016 Plan"). Under both the 2006 Plan and the 2016 Plan, the Company granted incentive stock options, non-qualified stock options and restricted stock to eligible recipients which included employees, directors and consultants. On May 27, 2021, the Company’s Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”), which succeeded the 2016 Plan. As of the adoption of the 2021 Plan, all equity awards are granted under the 2021 Plan and no equity is granted under the 2016 Plan, or, for avoidance of doubt, the 2006 Plan. As of June 30, 2023, 22,687,770 shares remained for future issuance under the 2021 Plan. All outstanding stock awards granted under the 2006 Plan and 2016 Plan will remain subject to the terms and conditions of the 2006 Plan and 2016 Plan, respectively, and the provisions of any award agreements made thereunder. To date, the Company has issued only stock options, restricted stock and restricted stock units to employees, directors and consultants.

The Company records stock-based compensation in cost of revenue, sales and marketing, general and administrative and research and development. Stock-based compensation was included in the following line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$816	$703	$1,486	$1,281
Sales and marketing	2,708	3,396	4,909	5,858
General and administrative	4,905	5,281	9,287	9,765
Research and development	1,157	1,024	2,008	1,774
Total stock-based compensation	$9,586	$10,404	$17,690	$18,678

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

As of June 30, 2023, there was $21.8 million in unrecognized compensation costs related to all unvested options.

As of  June 30, 2023, the Company had 28,286,560 options outstanding and 20,172,645 options exercisable with intrinsic values of $65.7 million and $57.6 million, respectively. During the six months ended June 30, 2023, 1,775,603 options were exercised, with a total intrinsic value of $6.0 million.

Restricted Stock Units

6,588,895 RSUs were granted under the 2021 Plan during the six months ended June 30, 2023, with a weighted-average grant date fair-value of $4.27 per RSU. The compensation costs for RSUs are accounted for in accordance with ASC 718. RSUs vest over a four-year service period from the grant date. The RSUs are measured at the fair market value of the underlying stock at the grant date. As of June 30, 2023, there was $66.8 million in unrecognized compensation costs specific to the unvested RSUs under the 2021 Plan.

Company Earn-Out RSUs

The compensation costs for Company Earn-Out RSUs are accounted for in accordance with ASC 718. In order to capture the market conditions associated with the Company Earn-Out RSUs, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out RSUs’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the grant-date fair value of the Company Earn-Out RSUs on July 1, 2021, was determined to be $2.5 million. The stock options underlying the Earn-Out RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. If the contingent milestones of the Earn-Out RSUs are not met by July 1, 2028, the holders of the underlying stock options will not receive the Earn-Out RSUs.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (“ASC 820”) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

	June 30, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,486	$—	$1,486
Money market funds (2)	—	23,113	—	23,113
U.S. treasury bills	—	167,877	—	167,877
Short term investments:
Certificates of deposit (1)	—	3,191	—	3,191
Other assets:
Certificates of deposit (1)	—	40	—	40
Total	$—	$195,707	$—	$195,707
Liabilities:
Earn-out shares liabilities:
Earn-out shares (3)	$—	$—	$10,939	$10,939
Other non-current liabilities:
Warrant liabilities (3)	—	367	—	367
Total	$—	$367	$10,939	$11,306

	December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,693	$—	$1,693
Money market funds (2)	—	188,769	—	188,769
Short term investments:
Certificates of deposit (1)	—	2,620	—	2,620
Other assets:
Certificates of deposit (1)	—	162	—	162
Total	$—	$193,244	$—	$193,244
Liabilities:
Earn-out shares liabilities:
Earn-out shares (3)	$—	$—	$6,631	$6,631
Other non-current liabilities:
Warrant liabilities (3)	—	227	—	227
Total	$—	$227	$6,631	$6,858

(1) The majority of certificates of deposit are foreign deposits.

(2) Profits on securities for the three and six months ended June 30, 2023 were $1.9 million and $3.6 million, respectively, and for the three and six months ended June 30, 2022 were $0 million and $0 million, respectively.

(3) Refer to “Note 11 — Earn-Out and Warrant Liabilities” for further details.

AvePoint, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the reconciliation in Level 3 instruments which consisted of earn-out shares liabilities which were measured on a recurring basis for the six months ended June 30, 2023.

Six Months Ended June 30,
2023
(in thousands)
Opening balance	$6,631
Total gains or losses from the period
Included in (loss) gain on earn-out and warrant liabilities	3,996
Reclass from Earnout-RSU	312
Closing balance	$10,939

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

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. No customers represented greater than 10% of revenue for the three and six months ended June 30, 2023 and 2022. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
North America	$28,297	$24,523	$52,733	$46,232
EMEA	19,573	17,570	39,061	32,912
APAC	16,999	13,608	32,647	26,848
Total revenue	$64,869	$55,701	$124,441	$105,992

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
United States	$27,518	24,523	$51,036	$46,232
Germany	8,126	7,947	16,781	13,918
Singapore	7,180	4,996	13,617	9,196

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Loss per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net loss	$(12,525)	$(9,202)	$(21,707)	$(20,255)
Net income attributable to redeemable noncontrolling interest	(60)	(627)	(75)	(1,244)
Net loss attributable to AvePoint, Inc.	$(12,585)	$(9,829)	$(21,782)	$(21,499)
Total net loss available to common shareholders	$(12,585)	$(9,829)	$(21,782)	$(21,499)
Denominator:
Weighted average common shares outstanding	183,315	182,491	183,068	182,661
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	183,315	182,491	183,068	182,661

Basic and diluted loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.07)	$(0.05)	$(0.12)	$(0.12)

To arrive at net loss available to common shareholders, the Company deducted net income attributable to the redeemable noncontrolling interest.

For the three and six months ended June 30, 2023 and 2022, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	June 30,
	2023	2022
	(in thousands)
Stock options	28,286	29,977
Restricted stock units	12,456	9,321
Warrants	17,905	17,905
Company Earn-Outs	3,000	3,000
Total potentially dilutive securities	61,647	60,203

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

Part I
Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, as well as descriptions of the risks and uncertainties that could cause actual results and events to differ materially, may appear throughout this Quarterly Report, including in this section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report)(“MD&A”), and the sections titled “Special Note Regarding Forward-Looking Statements,” “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report), and “Risk Factors” (Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report")).

The following MD&A summarizes (and is intended to help the reader understand) the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with our Annual Report and our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

Second Quarter 2023 Business Highlights

 ~~▪~~ 	Total ARR increased 26% year-over-year to $236.2 million as of June 30, 2023. On an FX adjusted basis, total ARR increased 30% year-over-year;
 ~~▪~~ 	Total revenue increased 16% year-over-year to $64.9 million for the three months ended June 30, 2023;
 ~~▪~~ 	SaaS revenue increased 39% year-over-year to $38.3 million for the three months ended June 30, 2023;
 ~~▪~~ 	Added new functionality for public sector customers to strengthen data protection and simplify deployment with AvePoint Cloud Backup for Salesforce, a FedRAMP (moderate) authorized solution on Salesforce AppExchange and Amazon Web Services Marketplace; and
 ~~▪~~ 	Continued to invest in channel innovation to boost revenue opportunities for partners and achieve profitable growth with an expanded AvePoint Certification Program, new Partner Locator and DevOps capabilities.

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

Part I
Item 2

Key Business Metric

	June 30,
	2023	2022
Total ARR ($ in mil)	$236.2	$188.2

Annual Recurring Revenue

We calculate our annual recurring revenue (“ARR”) at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources from all active customers.

As of June 30, 2023 and June 30, 2022, total ARR was $236.2 million and $188.2 million, respectively, representing growth of 26%. Growth in ARR is driven by both new business and the expansion of existing business.

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

Cost of Revenue

Cost of SaaS and cost of term license and support consists of all direct costs to deliver and support our SaaS and term license and support products, including salaries, benefits and related expenses, overhead, third-party hosting fees related to our cloud services, depreciation and amortization. We recognize these expenses as they are incurred. We expect that these costs will increase in absolute dollars but may fluctuate as a percentage of SaaS and term license and support revenue from period to period.

Cost of maintenance consists of all direct costs to support our perpetual license products, including salaries, benefits, stock-based compensation and related expenses, overhead, depreciation and amortization. We recognize these expenses as they are incurred. We expect that cost of maintenance revenue will decrease in absolute dollars as maintenance revenue declines but may fluctuate as a percentage of maintenance revenue.

Cost of services consists of salaries, benefits, stock-based compensation and related expenses for our services organization, overhead, IT necessary to provide services for our customers, depreciation and amortization. We recognize these expenses as they are incurred.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses for sales, marketing and customer success personnel, stock-based compensation expense, sales commissions, marketing programs, travel-related expenses, overhead costs, depreciation and amortization. We focus our sales and marketing efforts on creating sales leads and establishing and promoting our brand. Incremental sales commissions for new customer contracts are deferred and amortized ratably over the estimated period of our relationship with such customers. We plan to continue our investment in sales and marketing by hiring additional sales and marketing personnel, executing our go-to-market strategy globally, and building our brand awareness.

Part I
Item 2

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for finance, legal and compliance, human resources, and IT personnel, as well as stock-based compensation expense, external professional services, overhead costs, other administrative functions, depreciation and amortization. Our general and administrative expenses have increased as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services.

Research and Development

Research and development expenses consist primarily of personnel-related expenses incurred for our engineering and product and design teams, as well as stock-based compensation expense, overhead costs, depreciation and amortization. We have a research and development presence in the United States, China, Singapore and Vietnam. We believe this provides a strategic advantage, allowing us to invest efficiently in both new product development and increasing our existing product capabilities. We believe delivering expanding product functionality is critical to enhancing the success of existing customers while new product development further reinforces our breadth of software solutions.

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

Comparison of Three Months Ended June 30, 2023 and June 30, 2022

Revenue

The components of AvePoint’s revenue during the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$38,279	$27,619	$10,660	38.6%
Term license and support	13,277	14,011	(734)	(5.2)%
Services	10,066	9,848	218	2.2%
Maintenance	3,247	4,223	(976)	(23.1)%
Total revenue	$64,869	$55,701	$9,168	16.5%

Total revenue increased 16.5% to $64.9 million for the three months ended June 30, 2023, primarily as a result of an increase in SaaS revenue. For the three months ended June 30, 2023, SaaS revenue increased 38.6% to $38.3 million, as we saw strong customer demand for this offering. For the three months ended June 30, 2023, SaaS revenues represented 59% of total revenue, up from 50% of total revenue in the prior year.

Part I
Item 2

The increase in total revenue was partially offset by a decrease in maintenance revenue, which decreased 23.1% to $3.2 million for the three months ended June 30, 2023.

Service revenue is expected to fluctuate as the offerings are not inherently recurring in nature. Additionally, maintenance revenue is expected to continue declining as we have shifted away from the sale of perpetual licenses and towards SaaS and term licenses. Without perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing customers have and will continue to transition to SaaS and term licenses, which will continue the decline in maintenance revenue. Term license revenue for the three months ended June 30, 2023 and 2022 includes $8.1 million and $9.9 million of revenue recognized at a point of time, respectively.

For the three months ended June 30, 2023, total revenue increased 16.7% year over year on a constant currency basis. Within total revenue, SaaS revenue increased 39.1% year over year on a constant currency basis.

Revenue by geographic region for the three months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
North America	$28,297	$24,523	$3,774	15.4%
EMEA	19,573	17,570	2,003	11.4%
APAC	16,999	13,608	3,391	24.9%
Total	$64,869	$55,701	$9,168	16.5%

For the three months ended June 30, 2023, North America revenue increased 15.4% to $28.3 million, driven by a 34.4%, or $4.3 million, increase in SaaS revenue, partially offset by a $0.5 million net decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 11.4% to $19.6 million, driven by a 43.4%, or $4.3 million, increase in SaaS revenue, partially offset by a $1.3 million decrease in term license and support and a combined $1.0 million decrease in services and maintenance revenues. APAC revenues increased 24.9% to $17.0 million, driven by a 39.5%, or $2.0 million, increase in SaaS revenue, a 22.6%, or $1.1 million, increase in services revenue, and a $0.2 million net increase in term license and support and maintenance revenues.

Constant Currency for Three Months Ended June 30, 2023

On a constant currency basis, North America revenue increased 15.6%, revenue for EMEA increased 9.7% and revenue for APAC increased 27.6% for the three months ended June 30, 2023. On a constant currency basis, North America SaaS revenue increased 34.8%, EMEA SaaS revenue increased 41.2% and APAC SaaS revenue increased 45.6% for the three months ended June 30, 2023.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$9,130	$6,207	$2,923	47.1%
Term license and support	496	491	5	1.0%
Services	9,958	8,636	1,322	15.3%
Maintenance	212	278	(66)	(23.7)%
Total cost of revenue	$19,796	$15,612	$4,184	26.8%
Gross profit	45,073	40,089	4,984	12.4%
Gross margin	69.5%	72.0%	—	—

GAAP cost of revenue	$19,796	$15,612	$4,184	26.8%
Stock-based compensation expense	(816)	(703)	(113)	16.1%
Amortization of acquired intangible assets	(242)	(68)	(174)	255.9%
Non-GAAP cost of revenue	$18,738	$14,841	$3,897	26.3%
Non-GAAP gross profit	46,131	40,860	5,271	12.9%
Non-GAAP gross margin	71.1%	73.4%	—	—

Cost of revenue increased 26.8% to $19.8 million for the three months ended June 30, 2023, primarily driven by a $2.4 million increase from higher aggregate hosting costs resulting from increased SaaS revenue, and a $0.8 million increase related to higher personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$27,691	$27,371	$320	1.2%
Percentage of revenue	42.7%	49.1%	—	—

GAAP sales and marketing	$27,691	$27,371	$320	1.2%
Stock-based compensation expense	(2,708)	(3,396)	688	(20.3)%
Amortization of acquired intangible assets	(112)	(80)	(32)	40.0%
Non-GAAP sales and marketing	$24,871	$23,895	$976	4.1%
Non-GAAP percentage of revenue	38.3%	42.9%	—	—

Sales and marketing expenses were $27.7 million for the three months ended June 30, 2023, which was relatively flat year-over-year. Personnel and travel costs increased 3.9% for the three months ended June 30, 2023. This increase was almost entirely offset by lower third-party marketing spend.

General and Administrative

General and administrative expenses during the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$15,193	$16,380	$(1,187)	(7.2)%
Percentage of revenue	23.4%	29.4%	—	—

GAAP general and administrative	$15,193	$16,380	$(1,187)	(7.2)%
Stock-based compensation expense	(4,905)	(5,281)	376	(7.1)%
Non-GAAP general and administrative	$10,288	$11,099	$(811)	(7.3)%
Non-GAAP percentage of revenue	15.9%	19.9%	—	—

General and administrative expenses decreased 7.2% to $15.2 million for the three months ended June 30, 2023. The decrease was primarily driven by a $0.4 million decrease in stock-based compensation, a $0.3 million decrease in facilities and related costs as we move into lower cost locations, and a $0.2 million decrease in travel costs.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$9,273	$8,081	$1,192	14.8%
Percentage of revenue	14.3%	14.5%	—	—

GAAP research and development	$9,273	$8,081	$1,192	14.8%
Stock-based compensation expense	(1,157)	(1,024)	(133)	13.0%
Non-GAAP research and development	$8,116	$7,057	$1,059	15.0%
Non-GAAP percentage of revenue	12.5%	12.7%	—	—

Research and development expenses  increased   14.8%  to $9.3  million for the three months ended June 30, 2023 , primarily driven by an increase in headcount and related personnel costs. The increase in headcount further supports the Company's continued efforts to develop new offerings and improve its existing offerings.

Income Tax Provision

Income tax expense (benefit) during the three months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Income tax expense (benefit)	$3,313	$(546)	$3,859	(706.8)%

AvePoint's income tax expense for the three months ended June 30, 2023 was $3.3 million, as compared to a tax benefit of $0.5 million for the three months ended June 30, 2022. The effective tax rate was (36.0)% for the three months ended June 30, 2023, compared to 5.6% for the three months ended June 30, 2022. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and tax losses for which no benefit can be taken.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up a valuation allowance, which may result in income tax expense in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

Part I
Item 2

Comparison of Six Months Ended June 30, 2023 and June 30, 2022

Revenue

The components of AvePoint’s revenue during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$73,791	$54,172	$19,619	36.2%
Term license and support	24,181	24,213	(32)	(0.1)%
Services	19,813	18,773	1,040	5.5%
Maintenance	6,656	8,834	(2,178)	(24.7)%
Total revenue	$124,441	$105,992	$18,449	17.4%

Total revenue increased 17.4% to $124.4 million for the six months ended June 30, 2023, primarily as a result of an increase in SaaS revenue. For the six months ended June 30, 2023, SaaS revenue increased 36.2% to $73.8 million, as we saw strong customer demand for this offering. For the six months ended June 30, 2023, SaaS revenues represented 59% of total revenue, up from 51% of total revenue in the prior year.

Part I
Item 2

The increase in total revenue was partially offset by a decrease in maintenance revenue, which decreased 24.7% to $6.7 million for the six months ended June 30, 2023. This decrease in maintenance revenue was expected as the business shifts away from the sale of perpetual licenses and towards SaaS and term licenses.

Term license revenue for the six months ended June 30, 2023 and 2022 includes $14.0 million and $16.1 million of revenue recognized at a point of time, respectively.

For the six months ended June 30, 2023, total revenue increased 19.5% year over year on a constant currency basis. Within total revenue, SaaS revenue increased 38.9% year over year on a constant currency basis.

Revenue by geographic region for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
North America	$52,733	$46,232	$6,501	14.1%
EMEA	39,061	32,912	6,149	18.7%
APAC	32,647	26,848	5,799	21.6%
Total	$124,441	$105,992	$18,449	17.4%

For the six months ended June 30, 2023, North America revenue increased 14.1% to $52.7 million, driven by a 33.4%, or $8.3 million, increase in SaaS revenue, partially offset by a $1.8 million combined net decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 18.7% to $39.1 million, driven by a 37.4%, or $7.3 million, increase in SaaS revenue, partially offset by a $1.2 million net decrease in term license and support, services, and maintenance revenues. APAC revenues increased 21.6% to $32.6 million, driven by a 40.8%, or $4.0 million, increase in SaaS revenue and an $2.0 million increase in services revenue, partially offset by a $0.2 million net decrease in term license and support and maintenance revenue.

Constant Currency for Six Months Ended June 30, 2023

On a constant currency basis, North America revenue increased 14.3%, revenue for EMEA increased 21.4% and revenue for APAC increased 26.2% for the six months ended June 30, 2023. On a constant currency basis, North America SaaS revenue increased 33.9%, EMEA SaaS revenue increased 40.1% and APAC SaaS revenue increased 49.2% for the six months ended June 30, 2023.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$17,025	$11,770	$5,255	44.6%
Term license and support	957	1,076	(119)	(11.1)%
Services	19,309	16,986	2,323	13.7%
Maintenance	395	556	(161)	(29.0)%
Total cost of revenue	$37,686	$30,388	$7,298	24.0%
Gross profit	86,755	75,604	11,151	14.7%
Gross margin	69.7%	71.3%	—	—

GAAP cost of revenue	$37,686	$30,388	$7,298	24.0%
Stock-based compensation expense	(1,486)	(1,281)	(205)	16.0%
Amortization of acquired intangible assets	(484)	(91)	(393)	431.9%
Non-GAAP cost of revenue	$35,716	$29,016	$6,700	23.1%
Non-GAAP gross profit	88,725	76,976	11,749	15.3%
Non-GAAP gross margin	71.3%	72.6%	—	—

Cost of revenue increased 24.0% to $37.7 million for the six months ended June 30, 2023, primarily driven by a $4.4 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $1.7 million increase related to higher personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$54,542	$54,577	$(35)	(0.1)%
Percentage of revenue	43.8%	51.5%	—	—

GAAP sales and marketing	$54,542	$54,577	$(35)	(0.1)%
Stock-based compensation expense	(4,909)	(5,858)	949	(16.2)%
Amortization of acquired intangible assets	(269)	(108)	(161)	149.1%
Non-GAAP sales and marketing	$49,364	$48,611	$753	1.5%
Non-GAAP percentage of revenue	39.7%	45.9%	—	—

Sales and marketing expenses decreased 0.1% to $54.5 million for the six months ended June 30, 2023. The decrease was driven by lower third party marketing spend and a decrease in stock-based compensation, partially offset by higher personnel and travel costs.

General and Administrative

General and administrative expenses during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$29,841	$31,982	$(2,141)	(6.7)%
Percentage of revenue	24.0%	30.2%	—	—

GAAP general and administrative	$29,841	$31,982	$(2,141)	(6.7)%
Stock-based compensation expense	(9,287)	(9,765)	478	(4.9)%
Non-GAAP general and administrative	$20,554	$22,217	$(1,663)	(7.5)%
Non-GAAP percentage of revenue	16.5%	21.0%	—	—

General and administrative expenses decreased 6.7% to $29.8 million for the six months ended June 30, 2023. The decrease was primarily driven by a $0.5 million decrease in stock-based compensation, a $0.5 million decrease in facilities and related costs as we move into lower cost locations, and a $0.4 million decrease in recruiting expenses.

Part I
Item 2

Research and Development

Research and development expenses during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$18,288	$14,636	$3,652	25.0%
Percentage of revenue	14.7%	13.8%	—	—

GAAP research and development	$18,288	$14,636	$3,652	25.0%
Stock-based compensation expense	(2,008)	(1,774)	(234)	13.2%
Non-GAAP research and development	$16,280	$12,862	$3,418	26.6%
Non-GAAP percentage of revenue	13.1%	12.1%	—	—

Research and development expenses increased  25.0%  to $18.3  million for the six months ended June 30, 2023, primarily driven by an increase in headcount and related personnel costs. The increase in headcount further supports the Company's continued efforts to develop new offerings and improve its existing offerings.

Income Tax Provision

Income tax expense (benefit) during the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Income tax expense (benefit)	$5,291	$(237)	$5,528	(2332.5)%

AvePoint's income tax expense for the six months ended June 30, 2023 was $5.3 million, as compared to a tax benefit of $0.2 million for the six months ended June 30, 2022. The effective tax rate was (32.2)% for the six months ended June 30, 2023, compared to 1.2% for the six months ended June 30, 2022. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and tax losses for which no benefit can be taken.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up a valuation allowance, which may result in income tax expense in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Non-GAAP operating income (loss)	$2,856	$(1,191)	$2,527	$(6,714)
Non-GAAP operating margin	4.4%	(2.1)%	2.0%	(6.3)%

Non-GAAP Operating Income (loss) and Non-GAAP Operating Margin

Non-GAAP operating income (loss) and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income (loss) as GAAP operating income (loss) plus stock-based compensation and the amortization of acquired intangible assets. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income (loss) and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation which has had historical volatility from period to period due to marked-to-market securities, and of acquired intangible assets, which are unrelated to current operations and are neither comparable to the prior period nor predictive of future results. We believe the elimination of the effect of variability caused by stock-based compensation expense and the amortization of acquired assets, both of which are non-cash expenses, provides a better representation as to the overall operating performance of the Company. We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, and (e) to assess financial discipline over operational expenditures.

The following table presents a reconciliation of (i) non-GAAP operating income (loss) from the most comparable GAAP measure, operating income, and (ii) non-GAAP operating margin from the most comparable GAAP measure, operating margin, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
GAAP operating loss	$(7,084)	$(11,743)	$(15,916)	$(25,591)
GAAP operating margin	(10.9)%	(21.1)%	(12.8)%	(24.1)%
Add:
Stock-based compensation	9,586	10,404	17,690	18,678
Amortization of acquired intangible assets	354	148	753	199
Non-GAAP operating income (loss)	$2,856	$(1,191)	$2,527	$(6,714)
Non-GAAP operating margin	4.4%	(2.1)%	2.0%	(6.3)%

Liquidity and Capital Resources

As of June 30, 2023, we had $219.7 million in cash and cash equivalents and $3.2 million in short-term investments.

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

Part I
Item 2

We also maintain a loan and security agreement with HSBC Venture Bank USA Inc., (“HSBC”) as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may draw at our request. The line currently bears interest at a rate equal to SOFR plus 3.6%. The line carries an unused fee of 0.5%. The line will mature on September 7, 2023. We are required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by HSBC each quarter. We pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations. As of June 30, 2023, we are compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

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

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$9,256	$(6,596)
Net cash used in investing activities	(2,422)	(184,578)
Net cash used in financing activities	(13,784)	(8,334)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $9.3 million, reflecting AvePoint’s net loss of $21.7 million, adjusted for non-cash items of $28.0 million and net cash inflows of $3.0 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation and an increase in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to timing of customer invoices and decrease in prepaid expenses and other current assets primarily related to prepaid insurance, an increase in deferred revenue and a decrease in accrued expenses primarily due to accrued bonuses, commissions and VAT/sales tax payable.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $2.4 million. It primarily consisted of $1.1 million of purchases of short-term investments, $0.6 million from the capitalization of internal use software and $0.8 million of purchases of property and equipment, partially offset by $0.5 million in the maturity of short-term investments.

Net cash used in investing activities for the six months ended June 30, 2022 was $184.6 million. It primarily consisted of $179.7 million of purchases of short-term investments, $2.2 million as a result of acquisition activities, and $2.2 million of purchases of property and equipment, partially offset by $0.8 million in the maturity of short-term investments.

Part I
Item 2

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $13.8 million. The primary driver of cash used in financing activities was $17.0 million in repurchases of common stock under the Share Repurchase Program, partially offset by $3.2 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2022 was $8.3 million. The primary driver of cash used in financing activities was $10.0 million in repurchases of common stock under the Share Repurchase Program, partially offset by $1.7 million of proceeds from the exercise of stock options.

Indebtedness

Credit Facility

We maintain a line of credit under a loan and security agreement, as amended (the “Amended Loan Agreement”) with HSBC, as the lender. See “Note 7 - Line of Credit” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

The Amended Loan Agreement provides for a revolving line of credit of up to $30.0 million and an additional $20.0 million accordion feature for additional capital we may draw at our request. Borrowings under the line currently bear interest at a rate equal to SOFR plus 3.6%. The line carries an unused fee of 0.5% per year. Any proceeds of borrowings under the Amended Loan Agreement will be used for general corporate purposes.

On a consolidated basis with our subsidiaries, we are required to maintain a specified adjusted quick ratio and minimum annual recurring revenue, tested by HSBC each quarter. Pursuant to the Amended Loan Agreement, we pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and certain assets as security for our obligations under the Amended Loan Agreement. Our line of credit under the Amended Loan Agreement will mature on September 7, 2023.

To date, we are in compliance with all covenants under the Amended Loan Agreement. We have not at any time, including as of and for the six months ended June 30, 2023, borrowed under the Amended Loan Agreement. The description of the Amended Loan Agreement is qualified in its entirety by the full text of the form of such agreement, a copy of which is attached as an exhibit to our Annual Report.

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of June 30, 2023, the commitments related to these operating leases is $18.3 million, of which $6.3 million is due in the next twelve months.

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

Part I
Item 2

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Due to the global nature of the Company, we do have a natural hedge against material changes in foreign exchange rates. Refer to the section titled “Risk Factors” (Part I, Item 1A of our Annual Report) for a discussion of these factors and other risks.

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

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company is currently an "emerging growth company" as defined in Section 2(a) of the Securities Act.

Because the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2023, we will meet the conditions to be deemed a "large-accelerated filer" as of December 31, 2023, and will, consequently, no longer be an emerging growth company as of that date. We will be subject to the regulations applicable to all large-accelerated filers as of December 31, 2023.

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to potential economic risk from interest rates, foreign exchange rates, and concentration of credit. We have considered changes in our exposure to market risks during the six months ended June 30, 2023, and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report. However, we have provided the following information to supplement or update our disclosures on our Form 10-K.

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $222.9 million as of June 30, 2023. We hold cash and cash equivalents, marketable securities, and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in its fair value due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. As of June 30, 2023, we had no outstanding obligations under our line of credit with HSBC under the Amended Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 or during the six months ended June 30, 2023 due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial and accounting officer have concluded that our audited Consolidated Financial Statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiencies described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that these deficiencies constitute material weaknesses. Based upon the evaluation described above, our management identified the following material weaknesses in internal control over financial reporting in fiscal year 2020 which continued to exist during the six months ended June 30, 2023:

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

Part I

Item 4

Changes in Internal Control Over Financial Reporting

Other than the Remediation Plan discussed above and the ongoing implementation of measures under the Remediation Plan designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended June 30, 2023, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

Refer to the information under the section titled “Risk Factors” of our Annual Report under the sub-heading “Legal and Regulatory Risks” (Part I, Item 1A of our Annual Report) for information regarding the potential legal and regulatory risks (including potential legal proceedings and litigation) in which we may become involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report, which risks and uncertainties could affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors previously disclosed in our Annual Report. We urge you to read the risk factors in our Annual Report.

Part II

Items 2, 3, 4, and 5

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2023, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

On March 17, 2022, we announced that our Board of Directors authorized a new share repurchase program (the "Share Repurchase Program") for us to buy back shares of our common stock. Under the Share Repurchase Program, we have the authority to buy up to a maximum of $150 million of our common stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with all applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, our common stock under the Share Repurchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended June 30, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program(3)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the Share Repurchase Program(4)
April 1, 2023 - April 30, 2023	473,341	$4.0444	4,944,403	$126,334,871
May 1, 2023 - May 31, 2023	1,488,678	$5.2036	6,433,081	$118,588,427
June 1, 2023 - June 30, 2023	949,151	$5.8150	7,382,232	$113,069,096

(1) All shares reported herein were purchased pursuant to the publicly announced Share Repurchase Program.

(2) Average price paid per share includes costs associated with the repurchases and excludes the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.

(3) Total number of shares purchased represents the cumulative number of shares purchased as part of the Share Repurchase Program.

(4) The maximum remaining dollar value of shares that may yet be purchased under the Share Repurchase Program is reduced by the aggregate price paid for share purchases in addition to any fees, commissions, or other costs that may arise as a result of the purchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 15, 2023, Brian Michael Brown, Chief Legal and Compliance Officer and a member of the Company's Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 240,000 shares of the Company's common stock until September 20, 2024.

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

AVEPOINT, INC.

Date: August 9, 2023	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)