Form 10-Q
period 2023-09-30
AvePoint, Inc.
filed 2023-11-09
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 183,661,782 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2023

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

Unless the context otherwise indicates, references in this report to the terms “AvePoint”, the “Company”, “we”, “our” and “us” refer to AvePoint, Inc. and its subsidiaries.

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$205,786	$227,188
Short-term investments	3,478	2,620
Accounts receivable, net of allowance for doubtful accounts of $1,176 and $725 as of September 30, 2023 and December 31, 2022, respectively	69,329	66,474
Prepaid expenses and other current assets	8,276	10,013
Total current assets	286,869	306,295
Property and equipment, net	4,983	5,537
Goodwill	18,595	18,904
Intangible assets, net	10,427	11,079
Operating lease right-of-use assets	14,547	15,855
Deferred contract costs	50,232	48,553
Other assets	12,558	9,310
Total assets	$398,211	$415,533
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$1,855	$1,519
Accrued expenses and other liabilities	44,538	47,784
Current portion of deferred revenue	102,433	93,405
Total current liabilities	148,826	142,708
Long-term operating lease liabilities	9,982	11,348
Long-term portion of deferred revenue	6,296	8,085
Earn-out shares liabilities	13,822	6,631
Other non-current liabilities	5,183	3,607
Total liabilities	184,109	172,379
Commitments and contingencies (Note 10)
Mezzanine equity
Redeemable noncontrolling interest	13,991	14,007
Total mezzanine equity	13,991	14,007
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 183,996 and 185,278 shares issued and outstanding	18	19
Additional paid-in capital	659,892	665,715
Treasury stock	—	(21,666)
Accumulated other comprehensive income	2,307	2,006
Accumulated deficit	(462,106)	(416,927)
Total stockholders’ equity	200,111	229,147
Total liabilities, mezzanine equity, and stockholders’ equity	$398,211	$415,533

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
SaaS	$41,910	$29,959	$115,701	$84,131
Term license and support	16,293	18,288	40,474	42,501
Services	11,194	10,458	31,007	29,231
Maintenance	3,363	4,034	10,019	12,868
Total revenue	72,760	62,739	197,201	168,731
Cost of revenue:
SaaS	9,561	7,164	26,586	18,934
Term license and support	484	524	1,441	1,600
Services	9,922	9,218	29,231	26,204
Maintenance	189	192	584	748
Total cost of revenue	20,156	17,098	57,842	47,486
Gross profit	52,604	45,641	139,359	121,245
Operating expenses:
Sales and marketing	28,436	27,425	82,978	82,002
General and administrative	15,838	16,429	45,679	48,411
Research and development	8,643	9,214	26,931	23,850
Total operating expenses	52,917	53,068	155,588	154,263
Loss from operations	(313)	(7,427)	(16,229)	(33,018)
(Loss) gain on earn-out and warrant liabilities	(2,785)	913	(6,921)	6,848
Interest income, net	232	16	843	50
Other income (expense), net	1,477	48	4,502	(822)
Loss before income taxes	(1,389)	(6,450)	(17,805)	(26,942)
Income tax expense	2,841	336	8,132	99
Net loss	$(4,230)	$(6,786)	$(25,937)	$(27,041)
Net loss (income) attributable to and accretion of redeemable noncontrolling interest	18	(626)	(57)	(1,870)
Net loss attributable to AvePoint, Inc.	$(4,212)	$(7,412)	$(25,994)	$(28,911)
Net loss available to common shareholders	$(4,212)	$(7,412)	$(25,994)	$(28,911)
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.14)	$(0.16)
Basic and diluted shares used in computing loss per share	181,769	180,732	182,630	179,563

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(4,230)	$(6,786)	$(25,937)	$(27,041)
Other comprehensive income (loss) net of taxes
Unrealized loss on available-for-sale	—	(190)	—	—
Foreign currency translation adjustments	56	1,412	228	(281)
Total other comprehensive income (loss)	56	1,222	228	(281)
Total comprehensive loss	$(4,174)	$(5,564)	$(25,709)	$(27,322)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	18	(511)	16	(1,680)
Total comprehensive loss attributable to AvePoint, Inc	$(4,156)	$(6,075)	$(25,693)	$(29,002)

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2023
	Redeemable	Total					Accumulated
	noncontrolling	mezzanine			Additional		Other	Total
	interest	equity	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2023	$14,009	$14,009	185,723,183	$19	$659,604	$(450,750)	$2,251	$211,124
Proceeds from exercise of options	—	—	288,180	—	625	—	—	625
Common stock issued upon vesting of restricted stock units	—	—	631,866	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,285	—	—	9,285
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(127)	—	—	(127)
Repurchase and retirement of common stock	—	—	(2,647,605)	(1)	(9,495)	(7,144)	—	(16,640)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(4,230)	—	(4,230)
Net loss attributable to and accretion of redeemable noncontrolling interest	(18)	(18)	—	—	—	18	—	18
Total other comprehensive income	—	—	—	—	—	—	56	56
Balance, September 30, 2023	$13,991	$13,991	183,995,624	$18	$659,892	$(462,106)	$2,307	$200,111

	Three Months Ended September 30, 2022
	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, June 30, 2022	$12,173	$12,173	181,330,816	$18	$644,931	2,045,226	$(11,791)	$(396,796)	$889	$237,251
Proceeds from exercise of options	—	—	59,800	—	98	—	—	—	—	98
Common stock issued upon vesting of restricted stock units	—	—	1,215,513	—	—	—	—	—	—	—
Common stock issued upon acquisition	—	—	324,845	—	1,517	—	—	—	—	1,517
Common stock issued for canceled officer awards	—	—	3,592,504	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,609	—	—	—	—	9,609
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(186)	—	—	—	—	(186)
Repurchase of common stock	—	—	(2,068,375)	—	—	2,068,375	(9,502)	—	—	(9,502)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(6,786)	—	(6,786)
Net income attributable to and accretion of redeemable noncontrolling interest	626	626	—	—	—	—	—	(626)	—	(626)
Total other comprehensive income (loss)	(115)	(115)	—	—	—	—	—	—	1,337	1,337
Balance, September 30, 2022	$12,684	$12,684	184,455,103	$19	$655,968	4,113,601	$(21,293)	$(404,208)	$2,226	$232,712

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (continued)

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2023
	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$229,147
Proceeds from exercise of options	—	—	2,063,783	—	3,865	—	—	—	—	3,865
Common stock issued upon vesting of restricted stock units	—	—	2,637,904	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	26,975	—	—	—	—	26,975
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(439)	—	—	—	—	(439)
Repurchase and retirement of common stock	—	—	(5,983,651)	(1)	(36,224)	(4,189,750)	21,666	(19,185)	—	(33,744)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(25,937)	—	(25,937)
Net income attributable to and accretion of redeemable noncontrolling interest	57	57	—	—	—	—	—	(57)	—	(57)
Total other comprehensive income (loss)	(73)	(73)	—	—	—	—	—	—	301	301
Balance, September 30, 2023	$13,991	$13,991	183,995,624	$18	$659,892	—	$—	$(462,106)	$2,307	$200,111

	Nine Months Ended September 30, 2022
	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2021	$5,210	$5,210	181,821,767	$18	$625,056	143,564	$(1,739)	$(375,297)	$2,317	$250,355
Proceeds from exercise of options	—	—	1,216,079	—	1,817	—	—	—	—	1,817
Common stock issued upon vesting of restricted stock units	—	—	1,469,945	—	—	—	—	—	—	—
Common stock issued upon acquisition	—	—	324,845	—	1,517	—	—	—	—	1,517
Common stock issued for canceled officer awards	—	—	3,592,504	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	28,279	—	—	—	—	28,279
Issuance of redeemable noncontrolling interest in MaivenPoint Pte. Ltd. (1)	5,794	5,794	—	—	—	—	—	—	—	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(700)	—	—	—	—	(700)
Repurchase of common stock	—	—	(3,970,037)	—	—	3,970,037	(19,554)	—	—	(19,554)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(27,041)	—	(27,041)
Net income attributable to and accretion of redeemable noncontrolling interest	1,870	1,870	—	—	—	—	—	(1,870)	—	(1,870)
Total other comprehensive loss	(190)	(190)	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2022	$12,684	$12,684	184,455,103	$19	$655,968	4,113,601	$(21,293)	$(404,208)	$2,226	$232,712

(1) Formerly AvePoint EduTech Pte. Ltd.

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(25,937)	$(27,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,439	2,255
Operating lease right-of-use assets expense	5,294	4,602
Foreign currency remeasurement loss	763	3,026
Stock-based compensation	26,975	28,287
Deferred income taxes	(240)	(154)
Other	725	1,040
Change in value of earn-out and warrant liabilities	6,921	(6,754)
Changes in operating assets and liabilities:
Accounts receivable	(4,633)	(6,661)
Prepaid expenses and other current assets	1,663	(1,486)
Deferred contract costs and other assets	(5,637)	(8,436)
Accounts payable, accrued expenses, operating lease liabilities and other liabilities	(5,331)	(4,227)
Deferred revenue	9,282	8,656
Net cash provided by (used in) operating activities	13,284	(6,893)
Investing activities
Maturities of investments	1,292	180,837
Purchases of investments	(2,050)	(180,495)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(18,574)
Capitalization of internal-use software	(988)	(1,165)
Purchase of property and equipment	(1,478)	(3,420)
Investment in notes	(1,000)	—
Net cash used in investing activities	(4,224)	(22,817)
Financing activities
Repurchase of common stock	(33,644)	(19,554)
Proceeds from stock option exercises	3,865	1,817
Repayments of finance leases	(30)	(23)
Net cash used in financing activities	(29,809)	(17,760)
Effect of exchange rates on cash	(653)	(2,966)
Net decrease in cash and cash equivalents	(21,402)	(50,436)
Cash and cash equivalents at beginning of period	227,188	268,217
Cash and cash equivalents at end of period	$205,786	$217,781
Supplemental disclosures of cash flow information
Income taxes paid	$5,794	$421
Contingent consideration in business combinations	$—	$5,635

See accompanying notes.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Organization

AvePoint, Inc. (collectively with its subsidiaries, hereinafter referred to as “AvePoint,” the “Company,” “we,” “us,” or “our”) was incorporated as a New Jersey corporation on July 24, 2001 and redomiciled as a Delaware corporation in 2006.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted.

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended  September 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023.

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

The Company's significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Annual Report. There have been no significant changes to these policies during the three and nine months ended September 30, 2023.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments — Credit Losses on Financial Instruments which replaces incurred loss methodology to estimate credit losses on financial instruments with a methodology that reflects expected credit losses. This amendment affects entities holding financial assets that are not accounted for at fair value through net income including trade receivables. Subsequently FASB issued ASU 2020-02 which deferred the adoption date. The amendments in this ASU are effective for Emerging Growth Company entities, which elected to take advantage of the extended transition period, for fiscal years beginning after December 15, 2022. Early application of the amendments is permitted. The Company adopted the standard on January 1, 2023. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 — 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The Company adopted the standard on January 1, 2023. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of perpetual license revenue to be included in maintenance revenue on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022;
•	The reclassification of depreciation and amortization to be included in cost of revenue, sales and marketing, general and administrative and research and development on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022;
•	The reclassification of long-term unbilled receivables to be included in deferred contracts and other assets within net cash provided by (used in) operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2022; and
•	The reclassification of provision for doubtful accounts and loss (gain) on disposal of property and equipment to be included in other within net cash provided by (used in) operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2022.

Goodwill

No events or circumstances changed since the acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of September 30, 2023 or December 31, 2022.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s condensed consolidated statements of operations. Transaction losses totaled $0.7 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, and $1.3 million and $2.4 million for the three and nine months ended  September 30, 2022, respectively.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers all investments available with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of September 30, 2023 and December 31, 2022, the Company’s cash balances at these entities were $7.0 million and $10.8 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

Short-Term Investments

Short-term investments consist mainly of certificates of deposit held by financial institutions which have an initial maturity greater than three months but less than or equal to one year at period end.

Prepaid Expenses and Other Current Assets

The prepaid expenses balances as of September 30, 2023 and December 31, 2022 were $7.3 million and $7.1 million, respectively.

Deferred Contract Costs

Amortization of deferred contract costs of $4.6 million and $13.1 million for the three and nine months ended September 30, 2023, respectively, and $3.4 million and $9.6 million for the three and nine months ended  September 30, 2022, respectively, is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet were $50.2 million and $48.6 million at September 30, 2023 and December 31, 2022, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services.

Term license revenue recognized at point in time was $11.1 million and $24.9 million for the three and nine months ended September 30, 2023, respectively, and $13.7 million and $29.4 million for the three and nine months ended  September 30, 2022, respectively.

Accounts receivable, net is inclusive of accounts receivable, and current unbilled receivables, net of allowance for doubtful accounts. We record an unbilled receivable when revenue is recognized prior to invoicing. We have a well-established collection history from our direct and indirect sales. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts was not material.

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Deferred revenue as of September 30, 2023 and December 31, 2022 was $108.7 million and $101.5 million, respectively. Revenue recognized that was included at the beginning of the period deferred revenue balance was $78.3 million for the nine months ended September 30, 2023.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company's accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2022	$73,348	$101,490	$48,553
Balance, September 30, 2023	78,264	108,729	50,232

(1) Includes long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the nine months ended September 30, 2023 and the year ended December 31, 2022 outside of its sales activities.

As of September 30, 2023, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $275.8 million, of which $218.6 million is related to SaaS and term license and support revenue. We expect to recognize approximately 63% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2022	$18,904
Acquisitions	—
Effect of foreign currency translation	(309)
Balance as of September 30, 2023	$18,595

4. Intangible assets, net

Intangible assets consist of acquired intangible assets and self-developed software. Amortization expense for intangible assets was $0.6 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.4 million for the three and nine months ended  September 30, 2022, respectively.

A summary of the balances of the Company's intangible assets as of  September 30, 2023 and  December 31, 2022 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			September 30,			December 31,
			2023			2022
	(in thousands)
Technology and software, net	$7,774	$(1,741)	$6,033	$6,842	$(777)	$6,065
Customer related assets, net	4,432	(513)	3,919	4,799	(477)	4,322
Content, net	815	(340)	475	830	(138)	692
Total	$13,021	$(2,594)	$10,427	$12,471	$(1,392)	$11,079

As of September 30, 2023, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2023 (three months)	$563
2024	2,184
2025	1,798
2026	1,310
2027	1,123
Thereafter	3,449
Total intangible assets subject to amortization	$10,427

5. Concentration of Credit Risk

The Company deposits its cash with financial institutions and, at times, such balances may exceed federally insured limits. Additionally, no customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2023 and 2022.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	September 30,	December 31,
	2023	2022
	(in thousands)
Trade receivables	$50,729	$47,046
Current unbilled receivables	19,776	20,153
Allowance for doubtful accounts	(1,176)	(725)
	$69,329	$66,474

7. Line of Credit

The Company maintained a loan and security agreement with HSBC Ventures Bank USA, Inc., (“HSBC Venture”) as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company was permitted to draw upon at its request. The line bore interest at a rate equal to SOFR plus 3.6%. The line carried an unused fee of 0.5% per year. The line matured on September 7, 2023. As of September 30, 2023, the Company had no borrowings outstanding under the line of credit. We were required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by HSBC Venture each quarter. The Company pledged, assigned and granted HSBC Venture a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the loan and security agreement obligations.

Effective November 3, 2023, the Company entered into a loan and security agreement with HSBC Bank USA, National Association. See the section titled “Notes to Consolidated Financial Statements” (Part I, Item 1 of this Quarterly Report) under the sub-heading “Note 18 – Subsequent Events” for more information.

8. Income Taxes

The Company had an effective tax rate of (204.5)% and (45.7)% for the three and nine months ended September 30, 2023, respectively, and (5.2)% and (0.4)% for the three and nine months ended  September 30, 2022, respectively.

The change in effective tax rates for the three-month period ended September 30, 2023 as compared to the three-month period ended  September 30, 2022 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, and tax losses for which no benefit can be taken.

The change in effective tax rates for the nine-month period ended September 30, 2023 as compared to the nine-month period ended  September 30, 2022 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, impact of foreign inclusions, stock-based compensation and tax losses for which no benefits can be taken.

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

The components of the Company's operating lease expenses are reflected in the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Lease liability cost	$1,798	$1,953	$5,294	$4,602
Short-term lease expenses (1)	138	173	592	1,522
Variable lease cost not included in the lease liability (2)	119	97	365	166
Total lease cost	$2,055	$2,223	$6,251	$6,290

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

During the nine months ended September 30, 2023 and 2022, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $3.7 million and $6.8 million, respectively.

Other information related to operating leases for the three and nine months ended September 30, 2023 and 2022, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$1,659	$1,594	$5,324	$4,100

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2023, our operating leases had a weighted average remaining lease term of 3.6 years and a weighted average discount rate of 5.4%.

As of December 31, 2022, our operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 5.1%.

The maturity schedule of the operating lease liabilities as of September 30, 2023 is as follows:

Year Ending December 31:
(in thousands)
2023 (three months)	$1,599
2024	5,583
2025	3,762
2026	2,489
2027	1,711
Thereafter	2,001
Total future lease payments	$17,145
Less: Present value adjustment	(1,818)
Present value of future lease payments (1)	$15,327

(1) Includes the current portion of operating lease liabilities of $5.3 million, which is reflected in accrued expenses and other liabilities in the condensed consolidated balance sheets.

10. Commitments and Contingencies

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of September 30, 2023, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements, which are secured by certificates of deposit. As of September 30, 2023, letters of credit have been issued in the amount of $3.1 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

Notes Receivable

Other assets include yielding loan notes to a third party with a total commitment of up to $5.0 million and maturities of greater than twelve months. The notes bear interest at an annual rate equal to 8%.

As of September 30, 2023 and December 31, 2022, $1.5 million and $0.5 million, respectively, were outstanding, and these amounts are included in other assets in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the difference between the carrying amount and estimated fair value for the notes receivables was immaterial. Fair values are based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

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

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ (as defined below) contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of September 30, 2023 and December 31, 2022, and was determined to be $13.8 million and $6.6 million, respectively, and included in the earn-out shares liabilities in the condensed consolidated balance sheets. As a result, $2.8 million and $6.8 million losses were recognized during the three and nine months ended September 30, 2023, respectively, and $0.8 million and $6.6 million gains were recognized during the three and nine months ended  September 30, 2022, respectively, and included as (loss) gain on earn-out and warrant liabilities in the condensed consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

September 30,
2023
Term (in years)	4.76
Volatility	55.00%

Private Warrants to Acquire Common Stock

On July 1, 2021, the Company granted 405,000 private placement warrants with a 5-year term and strike price of $11.50 per share. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The private placement warrants are held by only two parties and any transfer of the warrants to a party other than a current holder of the warrants would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of September 30, 2023 and December 31, 2022, and was determined to be $0.4 million and $0.2 million, respectively, and included in the other non-current liabilities in the condensed consolidated balance sheets. As a result, $0.1 million and $0.2 million losses were recognized during the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million gains were recognized during the three and nine months ended  September 30, 2022, respectively, and included as (loss) gain on earn-out and warrant liabilities in the condensed consolidated statements of operations.

12. Mezzanine Equity and Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 183,995,624 and 189,467,338 shares issued and outstanding, including treasury shares, if any, at September 30, 2023 and December 31, 2022, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company's Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception. On June 30, 2023, the Company retired 7,525,796 shares of its common stock held in treasury. For the three months ended September 30, 2023, the Company repurchased and retired 2,647,605 shares. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the condensed consolidated balance sheet were reduced by $0 million, $36.2 million, and $19.2 million, respectively.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock. Under the Share Repurchase Program, the Company has the authority to buy up to a maximum of $150 million of common stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the nine months ended September 30, 2023, the Company repurchased 5,983,651 shares at an average price of $5.62 per share.

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

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  September 30, 2023.

Public Warrants to Acquire Common Stock

On July 1, 2021, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint's common stock and the warrants are exercisable from the date of issuance through July 1, 2026. At  September 30, 2023, all 17,500,000 warrants remained outstanding.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of September 30, 2023, 22,975,201 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options and restricted stock units to employees, directors and consultants.

The Company records stock-based compensation in cost of revenue, sales and marketing, general and administrative and research and development. Stock-based compensation was included in the following line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$806	$667	$2,292	$1,948
Sales and marketing	2,358	2,847	7,267	8,705
General and administrative	5,264	5,060	14,551	14,825
Research and development	857	1,035	2,865	2,809
Total stock-based compensation	$9,285	$9,609	$26,975	$28,287

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

As of September 30, 2023, there was $18.6 million in unrecognized compensation costs related to all unvested options.

As of  September 30, 2023, the Company had 27,981,601 options outstanding and 20,951,139 options exercisable with intrinsic values of $86.7 million and $75.7 million, respectively. During the nine months ended September 30, 2023, 2,063,783 options were exercised, with a total intrinsic value of $7.3 million.

Restricted Stock Units

6,606,932 restricted stock units (“RSUs”) were granted under the 2021 Plan during the nine months ended September 30, 2023, with a weighted-average grant date fair-value of $4.30 per RSU. The compensation costs for RSUs are accounted for in accordance with ASC 718. RSUs vest over a four-year service period from the grant date. The RSUs are measured at the fair market value of the underlying stock at the grant date. As of September 30, 2023, there was $59.2 million in unrecognized compensation costs specific to the unvested RSUs under the 2021 Plan.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (“ASC 820”) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

	September 30, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,483	$—	$1,483
Money market funds (2)	—	4,108	—	4,108
U.S. treasury bills	—	169,793	—	169,793
Short term investments:
Certificates of deposit (1)	—	3,478	—	3,478
Total	$—	$178,862	$—	$178,862
Liabilities:
Earn-out shares liabilities:
Earn-out shares (3)	$—	$—	$13,822	$13,822
Other non-current liabilities:
Warrant liabilities (3)	—	397	—	397
Total	$—	$397	$13,822	$14,219

	December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,693	$—	$1,693
Money market funds (2)	—	188,769	—	188,769
Short term investments:
Certificates of deposit (1)	—	2,620	—	2,620
Other assets:
Certificates of deposit (1)	—	162	—	162
Total	$—	$193,244	$—	$193,244
Liabilities:
Earn-out shares liabilities:
Earn-out shares (3)	$—	$—	$6,631	$6,631
Other non-current liabilities:
Warrant liabilities (3)	—	227	—	227
Total	$—	$227	$6,631	$6,858

(1) The majority of certificates of deposit are foreign deposits.

(2) Profits on securities for the three and nine months ended September 30, 2023 were $2.2 million and $5.8 million, respectively, and for the three and nine months ended September 30, 2022 were $1.2 million and $1.2 million, respectively.

(3) Refer to “Note 11 — Earn-Out and Warrant Liabilities” for further details.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the reconciliation in Level 3 instruments which consisted of earn-out shares liabilities which were measured on a recurring basis for the nine months ended September 30, 2023.

Nine Months Ended September 30,
2023
(in thousands)
Opening balance	$6,631
Total gains or losses from the period
Included in (loss) gain on earn-out and warrant liabilities	6,752
Reclass from Earnout-RSU	439
Closing balance	$13,822

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

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
North America	$31,751	$29,416	$84,484	$75,648
EMEA	21,739	19,026	60,800	51,938
APAC	19,270	14,297	51,917	41,145
Total revenue	$72,760	$62,739	$197,201	$168,731

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
United States	$31,115	$29,229	$82,151	$75,461
Germany	9,212	8,576	25,993	22,494
Singapore	8,639	5,697	22,256	14,893

AvePoint, Inc.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Loss per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net loss	$(4,230)	$(6,786)	$(25,937)	$(27,041)
Net loss (income) attributable to and accretion of redeemable noncontrolling interest	18	(626)	(57)	(1,870)
Net loss attributable to AvePoint, Inc.	$(4,212)	$(7,412)	$(25,994)	$(28,911)
Total net loss available to common shareholders	$(4,212)	$(7,412)	$(25,994)	$(28,911)
Denominator:
Weighted average common shares outstanding	181,769	180,732	182,630	179,563
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	181,769	180,732	182,630	179,563

Basic and diluted loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.02)	$(0.04)	$(0.14)	$(0.16)

To arrive at net loss available to common shareholders, the Company deducted net income attributable to the redeemable noncontrolling interest.

For the three and nine months ended September 30, 2023 and 2022, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	September 30,
	2023	2022
	(in thousands)
Stock options	27,982	29,867
Restricted stock units	11,533	8,490
Warrants	17,905	17,905
Company Earn-Outs	3,000	3,000
Total potentially dilutive securities	60,420	59,262

AvePoint, Inc.
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

18. Subsequent Events

On November 3, 2023 we entered into a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association, as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may draw at our request. The currently bears interest at a rate of term SOFR plus 3.00% to 3.25% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee ranging from .50% to .55% depending on the Consolidated Total Leverage Ratio. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The line will mature on November 3, 2026.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Third Quarter 2023 Business Highlights

 ~~▪~~ 	Total ARR increased 23% year-over-year to $250.6 million as of September 30, 2023. On an FX adjusted basis, total ARR increased 25% year-over-year;
 ~~▪~~ 	Total revenue increased 16% year-over-year to $72.8 million for the three months ended September 30, 2023;
 ~~▪~~ 	SaaS revenue increased 40% year-over-year to $41.9 million for the three months ended September 30, 2023;
 ~~▪~~ 	Introduced AvePoint EnPower, which helps organizations more proactively analyze, govern and optimize their SaaS management and operations across Microsoft 365 and Power Platform, in turn enabling greater operational efficiency and automated governance; and
 ~~▪~~ 	Announced certification against the ISO information security management system audit using the 27701:2019 framework for the first time, and the 27001:2013 and 27017:2015 frameworks for the second consecutive year, demonstrating the Company's prioritization of security and privacy for AvePoint and its customers.

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

Part I
Item 2

Key Business Metric

	September 30,
	2023	2022
Total ARR ($ in mil)	$250.6	$203.8

Annual Recurring Revenue

We calculate our annual recurring revenue (“ARR”) at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources from all active customers.

As of September 30, 2023 and September 30, 2022, total ARR was $250.6 million and $203.8 million, respectively, representing growth of 23%. Growth in ARR is driven by both new business and the expansion of existing business.

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

Comparison of Three Months Ended September 30, 2023 and September 30, 2022

Revenue

The components of AvePoint’s revenue during the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$41,910	$29,959	$11,951	39.9%
Term license and support	16,293	18,288	(1,995)	(10.9)%
Services	11,194	10,458	736	7.0%
Maintenance	3,363	4,034	(671)	(16.6)%
Total revenue	$72,760	$62,739	$10,021	16.0%

Total revenue increased 16.0% to $72.8 million for the three months ended September 30, 2023, primarily as a result of an increase in SaaS revenue. For the three months ended September 30, 2023, SaaS revenue increased 39.9% to $41.9 million, as we saw strong customer demand for this offering. For the three months ended September 30, 2023, SaaS revenues represented 58% of total revenue, up from 48% of total revenue in the prior year. The increase in SaaS revenue was partially offset by an expected decrease in both term license and support and maintenance revenue for the three months ended September 30, 2023. Term license revenue for the three months ended September 30, 2023 and 2022 includes $11.1 million and $13.7 million of revenue recognized at a point in time, respectively.

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

Revenue by geographic region for the three months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
North America	$31,751	$29,416	$2,335	7.9%
EMEA	21,739	19,026	2,713	14.3%
APAC	19,270	14,297	4,973	34.8%
Total	$72,760	$62,739	$10,021	16.0%

For the three months ended September 30, 2023, North America revenue increased 7.9% to $31.8 million, driven by a 27.8%, or $3.9 million, increase in SaaS revenue, partially offset by a $1.6 million net decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 14.3% to $21.7 million, driven by a 51.0%, or $5.3 million, increase in SaaS revenue, partially offset by a combined $2.6 million decrease in term license and support, services and maintenance revenues. APAC revenues increased 34.8% to $19.3 million, driven by a 50.0%, or $2.7 million, increase in SaaS revenue, a 42.6%, or $2.3 million, increase in services revenue, and a combined $0.1 million decrease in term license and support and maintenance revenues.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$9,561	$7,164	$2,397	33.5%
Term license and support	484	524	(40)	(7.6)%
Services	9,922	9,218	704	7.6%
Maintenance	189	192	(3)	(1.6)%
Total cost of revenue	$20,156	$17,098	$3,058	17.9%
Gross profit	52,604	45,641	6,963	15.3%
Gross margin	72.3%	72.7%	—	—

GAAP cost of revenue	$20,156	$17,098	$3,058	17.9%
Stock-based compensation expense	(806)	(667)	(139)	20.8%
Amortization of acquired intangible assets	(241)	(133)	(108)	81.2%
Non-GAAP cost of revenue	$19,109	$16,298	$2,811	17.2%
Non-GAAP gross profit	53,651	46,441	7,210	15.5%
Non-GAAP gross margin	73.7%	74.0%	—	—

Cost of revenue increased 17.9% to $20.2 million for the three months ended September 30, 2023, primarily driven by a $2.0 million increase from higher aggregate hosting costs resulting from increased SaaS revenue, and a $0.8 million increase related to higher personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$28,436	$27,425	$1,011	3.7%
Percentage of revenue	39.1%	43.7%	—	—

GAAP sales and marketing	$28,436	$27,425	$1,011	3.7%
Stock-based compensation expense	(2,358)	(2,847)	489	(17.2)%
Amortization of acquired intangible assets	(112)	(96)	(16)	16.7%
Non-GAAP sales and marketing	$25,966	$24,482	$1,484	6.1%
Non-GAAP percentage of revenue	35.7%	39.0%	—	—

Sales and marketing expenses increased 3.7% to $28.4 million for the three months ended September 30, 2023, primarily driven by higher commission expense and third-party marketing spend, partially offset by lower personnel costs.

General and Administrative

General and administrative expenses during the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$15,838	$16,429	$(591)	(3.6)%
Percentage of revenue	21.8%	26.2%	—	—

GAAP general and administrative	$15,838	$16,429	$(591)	(3.6)%
Stock-based compensation expense	(5,264)	(5,060)	(204)	4.0%
Non-GAAP general and administrative	$10,574	$11,369	$(795)	(7.0)%
Non-GAAP percentage of revenue	14.5%	18.1%	—	—

General and administrative expenses decreased 3.6% to $15.8 million for the three months ended September 30, 2023. The decrease was primarily driven by a $0.2 million decrease in facilities and related costs and a $0.3 million decrease in liability insurance costs.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$8,643	$9,214	$(571)	(6.2)%
Percentage of revenue	11.9%	14.7%	—	—

GAAP research and development	$8,643	$9,214	$(571)	(6.2)%
Stock-based compensation expense	(857)	(1,035)	178	(17.2)%
Non-GAAP research and development	$7,786	$8,179	$(393)	(4.8)%
Non-GAAP percentage of revenue	10.7%	13.0%	—	—

Research and development expenses  decreased   6.2%  to $8.6  million for the three months ended September 30, 2023 , primarily driven by a $0.7 million decrease in personnel costs, partially offset by a $0.1 million increase in rent and travel costs.

Income Tax Provision

Income tax expense during the three months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Income tax expense	$2,841	$336	$2,505	745.5%

AvePoint's income tax expense for the three months ended September 30, 2023 was $2.8 million, as compared to a tax expense of $0.3 million for the three months ended September 30, 2022. The effective tax rate was (204.5)% for the three months ended September 30, 2023, compared to (5.2)% for the three months ended September 30, 2022. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and tax losses for which no benefit can be taken.

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

Part I
Item 2

Comparison of Nine Months Ended September 30, 2023 and September 30, 2022

Revenue

The components of AvePoint’s revenue during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$115,701	$84,131	$31,570	37.5%
Term license and support	40,474	42,501	(2,027)	(4.8)%
Services	31,007	29,231	1,776	6.1%
Maintenance	10,019	12,868	(2,849)	(22.1)%
Total revenue	$197,201	$168,731	$28,470	16.9%

Total revenue increased 16.9% to $197.2 million for the nine months ended September 30, 2023, primarily as a result of an increase in SaaS revenue. For the nine months ended September 30, 2023, SaaS revenue increased 37.5% to $115.7 million, as we saw strong customer demand for this offering. For the nine months ended September 30, 2023, SaaS revenues represented 59% of total revenue, up from 50% of total revenue in the prior year. The increase in SaaS revenue was partially offset by an expected decrease in both term license and support and maintenance revenue for the nine months ended September 30, 2023. Term license revenue for the nine months ended September 30, 2023 and 2022 includes $24.9 million and $29.4 million of revenue recognized at a point in time, respectively.

Revenue by geographic region for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
North America	$84,484	$75,648	$8,836	11.7%
EMEA	60,800	51,938	8,862	17.1%
APAC	51,917	41,145	10,772	26.2%
Total	$197,201	$168,731	$28,470	16.9%

For the nine months ended September 30, 2023, North America revenue increased 11.7% to $84.5 million, driven by a 31.4%, or $12.2 million, increase in SaaS revenue, partially offset by a $3.4 million combined net decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 17.1% to $60.8 million, driven by a 42.2%, or $12.6 million, increase in SaaS revenue, partially offset by a $3.8 million combined net decrease in term license and support, services, and maintenance revenues. APAC revenues increased 26.2% to $51.9 million, driven by a 44.1%, or $6.8 million, increase in SaaS revenue and a $4.3 million increase in services revenue, partially offset by a $0.3 million net decrease in term license and support and maintenance revenue.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$26,586	$18,934	$7,652	40.4%
Term license and support	1,441	1,600	(159)	(9.9)%
Services	29,231	26,204	3,027	11.6%
Maintenance	584	748	(164)	(21.9)%
Total cost of revenue	$57,842	$47,486	$10,356	21.8%
Gross profit	139,359	121,245	18,114	14.9%
Gross margin	70.7%	71.9%	—	—

GAAP cost of revenue	$57,842	$47,486	$10,356	21.8%
Stock-based compensation expense	(2,292)	(1,948)	(344)	17.7%
Amortization of acquired intangible assets	(725)	(224)	(501)	223.7%
Non-GAAP cost of revenue	$54,825	$45,314	$9,511	21.0%
Non-GAAP gross profit	142,376	123,417	18,959	15.4%
Non-GAAP gross margin	72.2%	73.1%	—	—

Cost of revenue increased 21.8% to $57.8 million for the nine months ended September 30, 2023, primarily driven by a $6.4 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $3.1 million increase related to higher personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$82,978	$82,002	$976	1.2%
Percentage of revenue	42.1%	48.6%	—	—

GAAP sales and marketing	$82,978	$82,002	$976	1.2%
Stock-based compensation expense	(7,267)	(8,705)	1,438	(16.5)%
Amortization of acquired intangible assets	(381)	(204)	(177)	86.8%
Non-GAAP sales and marketing	$75,330	$73,093	$2,237	3.1%
Non-GAAP percentage of revenue	38.2%	43.3%	—	—

Sales and marketing expenses increased 1.2% to $83.0 million for the nine months ended September 30, 2023, which was primarily driven by higher commission expense, partially offset by lower third-party marketing spend and personnel costs.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$45,679	$48,411	$(2,732)	(5.6)%
Percentage of revenue	23.2%	28.7%	—	—

GAAP general and administrative	$45,679	$48,411	$(2,732)	(5.6)%
Stock-based compensation expense	(14,551)	(14,825)	274	(1.8)%
Non-GAAP general and administrative	$31,128	$33,586	$(2,458)	(7.3)%
Non-GAAP percentage of revenue	15.8%	19.9%	—	—

General and administrative expenses decreased 5.6% to $45.7 million for the nine months ended September 30, 2023. The decrease was primarily driven by a $1.1 million decrease in personnel related costs, a $0.7 million decrease in facilities expenses, and a $0.5 million decrease in insurance expenses.

Part I
Item 2

Research and Development

Research and development expenses during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$26,931	$23,850	$3,081	12.9%
Percentage of revenue	13.7%	14.1%	—	—

GAAP research and development	$26,931	$23,850	$3,081	12.9%
Stock-based compensation expense	(2,865)	(2,809)	(56)	2.0%
Non-GAAP research and development	$24,066	$21,041	$3,025	14.4%
Non-GAAP percentage of revenue	12.2%	12.5%	—	—

Research and development expenses increased 12.9% to $26.9 million for the nine months ended September 30, 2023, primarily driven by a $2.6 million increase in headcount and personnel costs. The increase in headcount further supports the Company's continued efforts to develop new offerings and improve its existing offerings.

Income Tax Provision

Income tax expense during the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Income tax expense	$8,132	$99	$8,033	8,114.1%

AvePoint's income tax expense for the nine months ended September 30, 2023 was $8.1 million, as compared to a tax expense of $0.1 million for the nine months ended September 30, 2022. The effective tax rate was (45.7)% for the nine months ended September 30, 2023, compared to (0.4)% for the nine months ended September 30, 2022. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and tax losses for which no benefit can be taken.

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

The following table presents a reconciliation of (i) non-GAAP operating income (loss) from the most comparable GAAP measure, operating income, and (ii) non-GAAP operating margin from the most comparable GAAP measure, operating margin, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
GAAP operating loss	$(313)	$(7,427)	$(16,229)	$(33,018)
GAAP operating margin	(0.4)%	(11.8)%	(8.2)%	(19.6)%
Add:
Stock-based compensation	9,285	9,609	26,975	28,287
Amortization of acquired intangible assets	353	229	1,106	428
Non-GAAP operating income (loss)	$9,325	$2,411	$11,852	$(4,303)
Non-GAAP operating margin	12.8%	3.8%	6.0%	(2.6)%

Liquidity and Capital Resources

As of September 30, 2023, we had $205.8 million in cash and cash equivalents and $3.5 million in short-term investments.

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

We also maintained a loan and security agreement with HSBC Venture Bank USA, Inc., (“HSBC Venture”) as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we were permitted to draw upon at our request. The line bore interest at a rate equal to SOFR plus 3.6%. The line carried an unused fee of 0.5%. We were required to maintain a specified adjusted quick ratio and a minimum annual recurring revenue tested by HSBC Venture each quarter. We had pledged, assigned and granted HSBC Venture a security interest in all shares of our subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations. The line matured on September 7, 2023.

Part I
Item 2

We currently maintain a loan and security agreement (the "Loan Agreement"), dated as of November 3, 2023, with HSBC Bank USA, National Association, (“HSBC”) as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may to draw upon at our request. The line currently bears interest at a rate equal to term SOFR plus 3.00% to 3.25% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee ranging from .50% to .55% depending on the Consolidated Total Leverage Ratio. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. We pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations.

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

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$13,284	$(6,893)
Net cash used in investing activities	(4,224)	(22,817)
Net cash used in financing activities	(29,809)	(17,760)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $13.3 million, reflecting AvePoint’s net loss of $25.9 million, adjusted for non-cash items of $43.9 million and net cash outflows of $4.7 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation and an increase in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to timing of customer invoices and decrease in prepaid expenses and other current assets primarily related to prepaid insurance, an increase in deferred revenue and a decrease in accrued expenses primarily due to accrued bonuses, commissions and VAT/sales tax payable.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $4.2 million. It primarily consisted of $2.1 million of purchases of short-term investments, $1.5 million of purchases of property and equipment, and $1.0 million from the capitalization of internal use software, and partially offset by $1.3 million in the maturity of short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2022 was $22.8 million. It primarily consisted of $180.5 million of purchases of short-term investments, $18.6 million as a result of acquisition activities, $3.4 million of purchases of property and equipment, and $1.2 million capitalization of internal use software, partially offset by $180.8 million in the maturity of short-term investments.

Part I
Item 2

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $29.8 million. The primary driver of cash used in financing activities was $33.6 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the "Share Repurchase Program"), partially offset by $3.9 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2022 was $17.8 million. The primary driver of cash used in financing activities was $19.6 million in repurchases of common stock under the Share Repurchase Program, partially offset by $1.8 million of proceeds from the exercise of stock options.

Indebtedness

Credit Facility

We maintained a line of credit under a loan and security agreement, as amended, (the “Amended Loan Agreement”) with HSBC Venture, as the lender. See “Note 7 - Line of Credit” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

The Amended Loan Agreement provided for a revolving line of credit of up to $30.0 million and an additional $20.0 million accordion feature for additional capital we were permitted to draw upon at our request. Borrowings under the line bore interest at a rate equal to SOFR plus 3.6%. The line carried an unused fee of 0.5% per year. Any proceeds of borrowings under the Amended Loan Agreement were used for general corporate purposes.

On a consolidated basis with our subsidiaries, we were required to maintain a specified adjusted quick ratio and minimum annual recurring revenue, tested by HSBC Venture each quarter. Pursuant to the Amended Loan Agreement, we pledged, assigned, and granted HSBC Venture a security interest in all shares of our subsidiaries, future proceeds, and certain assets as security for our obligations under the Loan Agreement. Our line of credit under the Amended Loan Agreement matured on September 7, 2023.

Prior to this maturity, we were in compliance with all covenants under the Amended Loan Agreement. We did not at any time borrow under the Amended Loan Agreement. The description of the Amended Loan Agreement is qualified in its entirety by the full text of the form of such agreement, a copy of which is attached as an exhibit to our Annual Report.

On November 3, 2023, we entered into the Loan Agreement with HSBC, as the lender. See “Note 7 - Line of Credit” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

The Loan Agreement provides for a revolving line of credit of up to $30.0 million and an additional $20.0 million accordion feature for additional capital we may draw upon at our request. Borrowings under the line currently bear interest at a rate equal to term SOFR plus 3.00% to 3.25% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee ranging from .50% to .55% depending on the Consolidated Total Leverage Ratio. Any proceeds of borrowings under the Loan Agreement will be used for general corporate purposes.

On a consolidated basis with our subsidiaries, we are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. Pursuant to the Loan Agreement, we pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and certain assets as security for our obligations under the Loan Agreement. Our line of credit under the Loan Agreement will mature on November 3, 2026.

To date, we are in compliance with all covenants under the Loan Agreement. We have not at any time borrowed under the Loan Agreement. The description of the Loan Agreement is qualified in its entirety by the full text of the form of such agreement, a copy of which is attached as an exhibit to this Quarterly Report.

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of September 30, 2023, the commitments related to these operating leases is $17.1 million, of which $6.1 million is due in the next twelve months.

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

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to potential economic risk from interest rates, foreign exchange rates, and concentration of credit. We have considered changes in our exposure to market risks during the nine months ended September 30, 2023, and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report. However, we have provided the following information to supplement or update our disclosures in our Annual Report.

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $209.3 million as of September 30, 2023. We hold cash and cash equivalents, marketable securities, and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in its fair value due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 or during the nine months ended September 30, 2023 due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial and accounting officer have concluded that our audited Consolidated Financial Statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiencies described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that these deficiencies constitute material weaknesses. Based upon the evaluation described above, our management identified the following material weaknesses in internal control over financial reporting in fiscal year 2020 which continued to exist during the nine months ended September 30, 2023:

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

Part I

Item 4

Changes in Internal Control Over Financial Reporting

Other than the Remediation Plan discussed above and the ongoing implementation of measures under the Remediation Plan designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team, there have been no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended September 30, 2023, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

Refer to the information under the section titled “Risk Factors” of our Annual Report (Part I, Item 1A of our Annual Report) for information regarding the potential legal and regulatory risks (including potential legal proceedings and litigation) in which we may become involved.

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

Part II

Items 2, 3, 4, and 5

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended September 30, 2023, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

On March 17, 2022, we announced that our Board of Directors authorized the Share Repurchase Program for us to buy back shares of our common stock. Under the Share Repurchase Program, we have the authority to buy up to a maximum of $150 million of our common stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with all applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, our common stock under the Share Repurchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended September 30, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
July 1, 2023 - July 31, 2023	910,664	$5.9060	910,664	$107,690,679
August 1, 2023 - August 31, 2023	941,333	$6.2804	941,333	$101,778,712
September 1, 2023 - September 30, 2023	795,608	$6.7247	795,608	$96,428,449

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rulle 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Part II

Item 6

Item 6. Exhibits

The following exhibits are filed as part of, furnished with, or incorporated by reference into, this Quarterly Report on Form 10-Q, in each case as indicated therein.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Loan and Security Agreement, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association	Form 8-K	001-39048	10.1	November 6, 2023
10.2	Pledge Agreement, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association	Form 8-K	001-39048	10.2	November 6, 2023
10.3	Revolving Note, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association	Form 8-K	001-39048	10.3	November 6, 2023
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).					X

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

AVEPOINT, INC.

Date: November 9, 2023	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)