Form 10-K
period 2023-12-31
AvePoint, Inc.
filed 2024-02-29
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant was $732,740,941.44 based on the closing sale price as reported by Nasdaq. As of February 29, 2024, there were 184,010,832 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated by reference into Part III.

AVEPOINT, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

PART I

Item 1

ITEM 1. BUSINESS

Company Overview

AvePoint provides a cloud-native data management software platform that organizations rely on to manage and protect critical data, optimize IT operations, achieve meaningful cost savings, and efficiently secure the digital workplace. Companies around the world have now fully adopted a hybrid work model, and they are now tasked with delivering a seamless and secure workplace experience for knowledge workers, centered around an extensive portfolio of Software-as-a-Service (“SaaS”) solutions and productivity applications.

The adoption of this portfolio of solutions is a substantial and ongoing challenge for most organizations, which for decades had used only a small number of multi-purpose on-premises applications to drive business outcomes. However, to deliver an efficient digital workplace today, companies must manage this range of applications – and the associated explosive growth and sprawl of critical data – with a platform offering that is well governed, fit for purpose, easy to use and built on automation.

In addition, many organizations are beginning to realize the potential of generative artificial intelligence (“AI”) to drive competitive advantage and value creation, including (1) extracting greater value from complex datasets, (2) making more informed business decisions, (3) reducing employee workloads, and (4) improving the overall customer experience. While these data-driven improvements are expected to lead to stronger revenue growth and operational efficiency, successfully leveraging this new technology is in turn dependent on first addressing data management challenges that all organizations face. Specifically, for AI-driven projects to succeed, companies must apply robust strategies across the data estate to manage the information lifecycle, properly govern and secure their data, and ensure its compliance. These are the core business problems that AvePoint has been solving for more than two decades, and why we believe AvePoint is well positioned to be a key enabler of generative AI adoption within enterprises in the coming years.

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

Item 1

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

The AvePoint Confidence Platform, and the applications that it powers, is organized into three interconnected suites of functionality—each targeting a core set of business drivers and customer needs. Those suites are:

■

The Control Suite. Focused on the governance and management of the digital workplace, the Control Suite provides a ready-made framework for automated governance and policy enforcement. This allows infrastructure and operations teams to protect business-critical information across collaborative workspaces.

■

The Resilience Suite. Focused on security and enhanced data protection, the Resilience Suite enables organizations to efficiently and effectively comply with data protection regulations, preserve critical records, and ensure business continuity. This provides regulatory, audit, and risk management teams with the assurance that the organization is meeting its compliance obligations.

■

The Modernization Suite. Focused on employee productivity and experience, the Modernization Suite transforms legacy data to allow it use by modern SaaS platforms and transforms legacy business processes into modern end-user business applications. It empowers modernization and change management teams to drive digital transformation with AI ready solutions across the organization, and to measure and accelerate the impact of this transformation on employee experience and engagement.

Built with security and scale in mind, AvePoint’s cloud-native platform is available across 14 global data centers. Our multi-tenant architecture is designed to immediately provide customers the latest enhancements and upgrades, and the platform is ISO 27001:2013, ISO 27017:2015 and ISO 27701:2019 certified, has achieved compliance with HITRUST CSF v11.0.1, and has received systems and organization controls (“SOC”) 2 Type II accreditation and FedRAMP (Moderate) Authorization.

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

o	Data classification: automate data tagging, classification and protection to prevent loss;
o	Storage optimization: archive stale content from active systems to reduce costs and improve workspace quality and user experience; and
o	Information lifecycle management: manage information and ensure compliance, optimize cloud storage, streamline processes, and unlock data driven insights.
■	The Modernization Suite contains products which offer the following capabilities:
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

PART I

Item 1

Our Growth Strategy

Our aggressive pursuit of the large market opportunity we see includes the following growth strategies:

■

Expand the AvePoint Confidence Platform Offerings. We have built a differentiated platform that enables organizations to integrate modern applications, and our goal is to continually invest in technologies that improve the digital workplace experience. We plan to introduce new and adjacent products to extend our current operational and data management story and to improve the functionality of existing products and features, with a particular focus on AI ready solutions that transform and enrich data. We will also continue investing to support Microsoft, Salesforce, Google, AWS, Box, DropBox and other ecosystems for our customers, many of whom leverage multiple cloud vendors.

■

Expand our Market Presence. The market we are targeting is rapidly growing and largely unpenetrated. We sell to organizations of all sizes, in all regions of the world, and across a broad array of industries. While historically we primarily focused on larger, more highly regulated enterprises, the offering of our platform as a SaaS solution makes it more accessible to and in demand from small and medium-sized organizations. We intend to drive new customer growth by leveraging our global partner ecosystem and through the expansion of our direct sales force both in regions where we have an established presence and in new markets where cloud adoption is growing.

■

Increase Customer Lifetime Value with Customer Success. We constantly seek to increase customer satisfaction, decrease time to value, reduce customer churn and set up successful land and expand opportunities. To do so, we have made significant investments in our customer success program and in technology which provides additional telemetry to enhance our understanding of how customers use our solutions, which we believe will deepen our relationships with existing customers.

■

Grow and Cultivate our Partner and Channel Network. We believe that building and cultivating strategic relationships with partners will enable us to penetrate those markets in which we previously lacked presence and those in which we have a presence that can be expanded. Our partner and channel network today touches all aspects of our business, but we believe there is a particular opportunity with our small and mid-sized customers and prospects. We expect that the continued scaling of this ecosystem will be a critical component of our ability to drive profitable growth going forward.

■

Opportunistically Pursue Strategic Acquisitions and Investments. While the large majority of our current offerings were built organically, we expect that acquisitions and investments will be an important growth driver for our business. We completed four acquisitions in 2022, and we expect to continue acquiring and investing in businesses and technologies or entering into joint ventures and strategic alliances as part of our long-term business strategy. This may include acquiring or investing in complementary products, technologies, and/or businesses that incorporate enhanced functionality into and complement our existing product offerings, reduce the time or costs required to develop new technologies, augment our engineering workforce, improve our internal business and operating systems, and enhance our technological capabilities.

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

Our direct sales force is organized by geography and customer size.

In addition, we employ a number of indirect routes to market, which include the following:

■	Channel Ecosystem. We leverage the resources of our partner and channel community across customers of all segments. We expect that partner sourced revenue will account for a growing portion of our revenue for the foreseeable future.
■	Partner Marketplaces. Our solutions are available in more than 100 marketplaces around the world through our distribution and marketplace partners. We leverage marketplaces to create operational efficiencies with automation in procurement and provisioning, and to grow and scale our acquisition of the small business market, primarily through managed service providers (“MSPs”).
■	Microsoft Partnership. We are a top global partner of Microsoft with a holistic alliance that incorporates technology, sales, and marketing initiatives to ensure that we enable organizations worldwide to maximize their Microsoft Cloud investments.

These collective efforts are supported by our customer success team, which employs a proactive relationship-focused approach designed to ensure that our valued customers get the care they need to rapidly deploy, and receive value from, their technology investment in the AvePoint Confidence Platform.

Marketing

Our global marketing organization focuses on enhancing the AvePoint brand, establishing trust and capturing mindshare, and building awareness and demand generation through multi-platform campaigns that leverage our expertise, content, technical resources and customer stories. These campaigns are tailored to ensure that they reach customers at any stage of their buying journey, from a prospect assessing market trends and seeking broader strategic insights, to an existing customer with whom we can build incremental loyalty and to whom we can sell a more comprehensive set of solutions. We rely on multiple marketing and sales automation tools, as well as product and industry specific criteria, to efficiently identify and market to the correct individuals at companies in each customer segment, and constantly seek to refine and optimize our approach through the review of multiple performance metrics and ongoing feedback from our sales teams.

Customers

We sell to organizations of all sizes, in all regions of the world, and across a broad array of industries. Our customers are located in more than 100 countries and, as of December 31, 2023, numbered more than 21,000.

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

PART I

Item 1

Research And Development

We constantly seek to develop new offerings, drive improvements to our existing offerings, and enhance support of our existing customer deployments. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, automated software development process that has allowed us to quickly deliver high-quality products and services and adapt to market changes and new requirements. We believe delivering and expanding product functionality is critical to enhancing the success of new and existing customers while new product development further reinforces our breadth of solutions.

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

Competition

While certain companies offer products with features similar to those embedded in our individual solutions and with which we compete in certain tactical use cases, we do not believe that any company offers the same breadth of functionalities that we offer in a single integrated platform. Unlike traditional vendors primarily focused on data management, data governance, or migration, we provide a spectrum of SaaS solutions and productivity applications for the digital workplace.

The competition we see is primarily standalone point solutions that aim to replicate the value provided by our suites or one of the products contained therein. We believe our platform offering provides a meaningful competitive advantage, due to breadth of functionality, ease of use, scalability, rigor of security protocols, integration with third-party applications and data sources, time to value and total cost of ownership.

Seasonality

Our quarterly revenue can fluctuate and does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue against another. Historically, our third and fourth quarters have been our highest revenue quarters, however those results are not necessarily indicative of future quarterly revenue or full year results. Additionally, the timing of new product and service introductions can significantly impact revenue. Lastly, the mix of revenues in any given quarter can cause fluctuations in our reported results, due to differing revenue recognition principles, as discussed further below. Our operating expenses have historically increased in connection with the expansion of our business, which we expect will continue.

PART I

Item 1

Human Capital Resources

The success of our people is the success of our Company, making our talent strategy a core focus of our operations. We received accolades designating us as a “best place to work” in 2023. Our key human capital objectives in managing our business includes attracting and developing top talent, engaging our team in an environment where they thrive, and integrating diversity, equity, and inclusion principles into our core operating practices.

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

PART I

Item 1

Team

As of December 31, 2023, we had 2,543 employees globally. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. Our professional staff includes programmers, data and computer scientists, electrical and mechanical engineers, software and hardware specialists, project managers, sales and marketing professionals, attorneys, and CPAs. None of our employees are represented by a labor union with respect to their employment. We are not aware of any employment circumstances that are likely to disrupt our work efforts. See the section titled “Risk Factors” (Part I, Item 1A of this Annual Report) for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

Recruitment and Internal Mobility

We want to attract a pool of diverse and exceptional candidates and support their career growth once they join our team. We seek to hire based on talent, providing opportunities for capable workers from various backgrounds to learn valuable skills in critical operations such as business development, sales, customer support, and customer service. In our evaluation and career development efforts, we emphasize internal mobility opportunities as a core strategy to drive professional development. Our goal is a long-term, upward-bound career for every colleague, which also drives our retention efforts. Our talent acquisition team directly recruits highly skilled and talented people, and we encourage and incentivize employee referrals for open positions.

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

PART I

Item 1

Environmental, Social and Governance Matters

We recognize the importance of environmental, social and governance (“ESG”) matters and how they impact our customers, employees, community partners, and stockholders. We believe appropriately prioritizing ESG issues is an important component of corporate social responsibility and comprehensive fiscal management. In addition, we believe that strong ESG programs and practices are critical to attracting the best talent, executing on our corporate strategies, maintaining a robust supplier and channel partner base, and innovating to meet our consumers’ evolving expectations.

In 2023, our internal ESG Committee, chartered by the Nominating and Corporate Governance Committee of AvePoint’s Board of Directors (the “Board”), began meeting to address ESG priorities. The ESG Committee was divided into sub-committees to address each element of ESG matters and each subcommittee set forth goals for 2023. The disclosure below describes the goals of our ESG program to allow our stakeholders to be informed about our progress and future direction.

1. Environmental

Across our twenty-five offices, we strive to reduce our environmental footprint, operate more efficiently, and engage our personnel in social initiatives that directly impact their lives. To fulfill our aim of integrating environmental sustainability into everything we do, we have implemented numerous projects across our operations to limit our environmental impact, such as implementing paperless campaigns, the encouragement of recycling and elimination of paper products, the sourcing of office resources from sustainable sources, and the recycling of physical IT assets.  In addition, we also strive to make operational decisions with attention to environmental impact and have LEED certified offices in the United States and maintain other energy certifications and maximization projects in our offices abroad.

As a software company, we were an early mover to transition from traditional on-premises software solutions to software-as-a-service and hybrid deployments. Not only does cloud computing help meet the needs of our customers, but it also has tremendous benefits to the environment, including greater energy efficiency, lower carbon emissions, and reduced carbon footprints. In furtherance of our goals to reduce unnecessary use, we review the data on the environmental impact of physical server providers and only use server providers who publish such data.

PART I

Item 1

2. Social

As a global company, we have a tremendous opportunity – and responsibility – to do good. We strive to exemplify our core values of agility, passion and teamwork every day to ensure the success of our colleagues, customers, partners, and stakeholders as well as make a positive impact in the communities where we live and work. To do this, we are committed to creating and empowering access to a variety of opportunities:

Philanthropy

As a global organization, we strive to create pathways to success for individuals and communities through education. At the heart of our work—volunteering, partnerships, donations, and advocacy—is the vision of a world where everyone, no matter where they live, which resources they have, or what challenging circumstances they face, has a path to self-reliance and resilience. We empower our people to volunteer as individuals and as teams in support of community not-for-profit groups around the world. Our partners range from organizations that advance education for underrepresented minorities across our industry, to those that champion public policies aimed at fostering innovation and growth. In 2023, we continued our partnership with Girls Who Code, an organization that is committed to building the largest pipeline of future female engineers and has engaged over 500,000 girls, women, and nonbinary individuals through in-person programming. We also continued to work with Voices for Innovation, which enables us to champion policies that enable technology to address societal challenges, including protecting data privacy, strengthening cyber defenses, and ensuring people have affordable and accessible high speed internet.

Inclusion, Diversity, Equity and Allyship

Our organization is proud to employ talent from many different backgrounds, experiences, and identities. Diversity and inclusion drive our success and is at the core of how we hire, communicate and collaborate to deliver value and excellence. We are committed to fostering an environment where people can bring their whole selves to work and feel a sense of belonging. Through our employee resource groups, internal mobility opportunities across the countries in which we operate, and external partnerships with underrepresented minority networks, we continue to work toward creating a workforce that represents the diversity of our customers and communities. In 2023, through our IDEA (Inclusion, Diversity, Equity and Allyship) Committee, we continued to support the growth and impact our employee resource groups have in driving greater awareness and understanding within our company as well as make a positive impact in our local communities. We furthered our commitment to inclusion through initiatives such as providing a scholarship for an underrepresented student to pursue higher education at Virginia Commonwealth University, a minority-serving institution, leading philanthropic efforts to aid the National Center for Children and Families, and expanding our Women in Technology employee resource group globally to open new chapters in our EMEA and APAC offices.

PART I

Item 1

Supporting Agents of Change: Our Talent

We are committed to investing in our people and nurturing a growth mindset across our organization. Our talent development philosophy builds upon the idea that business growth and success come from a culture of collaboration and creativity, and that our people should feel empowered to craft their careers, make an impact, and own their futures. Our portfolio of learning and development programs equips our leaders and managers with the skills and confidence to lead high-performing teams, and supports our individual contributors with the tools and resources to contribute impactfully in their roles from the moment they join AvePoint.

Responsible Use of Artificial Intelligence

At AvePoint, we recognize that AI continues to rapidly transform the business landscape. As such, we are committed to the safe, ethical, and responsible use of AI both within our company and for the broader technology industry. We have implemented robust training, policies, and procedures to ensure our employees are educated on the responsible use of AI. Further demonstrating our commitment, AvePoint is a founding member of the AI Trust Foundation, a non-profit membership organization designed to be the leading voice for promoting beneficial AI through education and outreach at all levels of society. Through internal governance and external collaboration, we aim to set the standard for acceptable and responsible use of AI.

3. Corporate Governance

Social Responsibility Support from the Top

At AvePoint, our corporate governance practices support our core values of agility, passion, and teamwork. These practices provide a framework for the proper operation of our company, consistent with our stockholders’ best interests and the requirements of law.

We are committed to managing our affairs consistent with the highest principles of business ethics and with the corporate governance requirements of both Nasdaq and applicable law. In keeping with these principles:

■	A majority of our Board members are independent of AvePoint and its management;
■	All members of our three Board committees—the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee—are independent of AvePoint and its management;
■	We have a transparent and publicly available Code of Ethics and Business Conduct that outlines our corporate policies to which all employees, officers and directors must adhere;
■	We have a corporate compliance training program which requires and monitors trainings given on an annual basis; and
■	The charters of our Board committees clearly establish their respective roles and responsibilities.

PART I

Item 1

Management of Corporate Governance Resources

In 2023, we took significant steps to reinforce our commitment to corporate governance and ethical practices, aligning with our strategic priorities. We first undertook a comprehensive review of our corporate governance policies, ensuring they were in line with current industry standards and regulatory requirements. This thorough examination laid the groundwork for subsequent enhancements and developments.

One notable outcome of this review was the complete overhaul of our corporate governance site, a crucial resource for stakeholders seeking insight into the company’s policies and procedures. By making our extensive list of policies publicly available at a designated web address, https://ir.avepoint.com/governance/governance-documents/default.aspx, we demonstrated transparency and accountability, fostering trust and confidence among investors, customers, and the broader community.

In addition, we introduced several new policies aimed at addressing emerging issues and reflecting our values. These included a Gifting Policy, Global Human Rights Policy, Supplier Diversity Policy, Environmental Policy Statement, and a Compensation Recovery Policy. Each of these policies underscored our commitment to responsible business practices, social responsibility, and environmental stewardship.

In tandem with these policy developments, we updated our Code of Ethics and Business Conduct to incorporate additional key policies and mechanisms for reporting violations. This ensures that employees and other stakeholders are equipped with clear guidelines and avenues for addressing ethical concerns, thereby promoting integrity and accountability throughout the organization.

Recognizing the importance of ongoing education and awareness, we introduced a new training program focused on the giving and receiving of gifts and business courtesies. By providing employees with guidance on navigating potentially sensitive situations, the company aimed to mitigate risks and uphold its ethical standards in all business dealings. In addition, we prioritized accessibility and relevance in our corporate compliance trainings, revising and simplifying the content to make it more applicable to employees at all levels and the compliance issues they may encounter. This approach aimed to empower all employees to understand and adhere to company policies, furthering our goal of fostering a culture of compliance and ethical conduct across the organization.

Our initiatives in 2023 underscored our commitment to robust corporate governance, ethical business practices, and employee empowerment. By proactively reviewing, updating, and communicating its policies, the company demonstrated its dedication to transparency, accountability, and responsible stewardship in pursuit of its strategic objectives.

PART I

Item 1

Earning the World’s Trust

As a global company which is responsible to employees, stockholders and customers, our vision for AvePoint is to build an environment in which we earn trust and confidence every day through enabling collaboration and innovation through our commitment to privacy, security, and transparency.

Commitment to powering proactive data security programs

We understand the importance of security and operational risk management and are committed to providing organizations with relevant metrics which help them make decisions that are proactive rather than reactive. When done in conjunction with policies, education and measurement, organizations can balance collaboration and transparency with data protection and privacy. We seek to earn trust not just with robust security and privacy practices, but with the way we operate and organize our business.

Aligning to clear privacy principles

We have a policy of transparency regarding our data collection, use, retention and sharing practices. It is our commitment to implement appropriate technical security measures to protect all AvePoint stakeholders and manage third party risk. We use this foundation and discipline to develop market-leading privacy and security products and deliver world class customer service. Our software, processes and services have obtained industry-leading security and privacy certifications.

We have obtained three ISO certifications that attest to our compliance with the highest standards of information security and privacy. These certifications are based on the ISO 27001, ISO 27017, and ISO 27701 standards, which cover the requirements for an information security management system (ISMS), cloud security, and privacy information management system (PIMS), respectively. Further attestations include SOC 2 Type II, compliance with HITRUST CSF v11.0.1., Information Security Registered Assessors (IRAP) Program, FedRAMP, and more.

Our achievement of these certifications and attestations showcases our dedication to protecting personal data and complying with privacy regulations. This certification solidifies our position as a trusted partner for organizations seeking robust privacy information management systems. By adopting ISO standards, we empower businesses to navigate privacy requirements across jurisdictions effectively, ensuring the security of sensitive information and fostering trust in the digital realm.

We also seek to align our supply chain to similar standards of privacy and security. To that end, we have implemented a rigorous program to assess the privacy and security policies and procedures of our own vendors and suppliers so that our stakeholders receive a consistent approach to privacy and security matters.

Advancing cybersecurity

Cybersecurity is a central challenge for companies around the world as they continue on the digital transformation. Ransomware attacks have become one of the top security threats for organizations, especially as increased collaboration can lead to more vulnerabilities. The cost to recover stolen data can be millions of dollars, in addition to substantial reputational damage. AvePoint Ransomware Detection, and its Ransomware Warranty for MSPs, which primarily serves small business clients, gives assurance that companies will be protected.

Strengthening our offerings by first strengthening ourselves

We have built a resilient, scalable and secure IT environment by investing in complementary industry leading technology and security solutions, in addition to utilizing our own software platform. In addition, we have built a corporate culture in which privacy and security are enablers of productivity, collaboration and trust; we balance the free flow of information with the risk of inappropriate access and/or disclosure; and we implement a risk-based approach to privacy and security that will allow us to maintain not only legal and regulatory compliance in the jurisdictions in which we operate, but also to facilitate business and innovation at AvePoint.

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

PART I

Item 1

Information About Our Executive Officers

Name	Age	Position
Xunkai Gong	61	Executive Chairman and Director
Tianyi Jiang	49	Chief Executive Officer and Director
Brian Michael Brown	51	Chief Legal and Compliance Officer, Secretary, and Director
James Caci	59	Chief Financial Officer

Xunkai Gong was appointed as our Executive Chairman and a director in July of 2021. Prior to that, Mr. Gong had served as our predecessor company’s Chairman and Co-Chief Executive Officer alongside Dr. Jiang from 2008 to 2021, Chief Executive Officer from 2001 to 2008 and director from 2001 to 2021. Mr. Gong holds a master’s degree in computer engineering from the University of the Chinese Academy of Sciences, a master’s degree in computer science from Southern University and Agricultural and Mechanical College at Baton Rouge, and a bachelor’s degree in electrical and electronics engineering from Dalian University of Technology.

Tianyi Jiang was appointed as our Chief Executive Officer and a director in July of 2021. Prior to that, Dr. Jiang served as our predecessor company’s Co-Chief Executive Officer alongside Mr. Gong from 2008 to 2021 and director from 2005 to 2021. Dr. Jiang holds a doctorate and a master’s degree in Data Mining from New York University, in addition to a bachelor’s degree and a master’s degree in Electrical and Computer Engineering from Cornell University.

PART I

Item 1

Brian Michael Brown was appointed as our Chief Legal and Compliance Officer, Secretary of the Board and a director in July of 2021. Prior to that, Mr. Brown served as our predecessor company’s General Counsel and Chief Operating Officer from 2004 to 2021 and director from 2008 to 2021. Mr. Brown holds a bachelor’s degree from the University of Michigan and a Juris Doctor from Michigan State University.

James Caci was appointed as our Chief Financial Officer in August of 2021 and previously served as our predecessor company’s Chief Financial Officer from 2010 to 2013. From April 2020 to August of 2021, Mr. Caci held the position of Chief Financial Officer at Brand Value Accelerator, LLC, an industry leading digital commerce services firm. From March 2016 to April 2020, Mr. Caci served as the Chief Financial Officer of Nicopure Labs. Mr. Caci brings more than 25 years of experience leading the strategic finance operations at both public and privately held SaaS and IT service companies. Mr. Caci holds a bachelor’s degree from Montclair State University and is a certified public accountant.

Additional information regarding our Executive Officers is set forth in the Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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

“AvePoint,” the “A” logo, the “Pyramid” logo, “DocAve,” “MaivenPoint,” and all other names, logos, and icons identifying AvePoint and/or AvePoint’s products and services and our other registered and common law trade names, trademarks, and service marks are property of AvePoint, Inc. This Annual Report contains additional trade names, trademarks, and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbols but those references are not intended to indicate that AvePoint will not assert, to the fullest extent under the applicable law, our rights to these trademarks, service marks, and trade names.

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

■	Announcements of investor conferences, speeches, presentations, and events at which our executives discuss our products, services, competitive strategies, and other aspects of our business.
■	Press releases on quarterly results, product and service announcements, legal developments, and national and international news.
■

Corporate governance information including our articles of incorporation, bylaws, governance guidelines, committee charters, code of ethics and business conduct, whistleblower “open door” policy for reporting accounting and legal allegations, global corporate social responsibility initiatives, and other governance-related policies.

■

Other news and announcements that we may post from time to time that investors might find useful or interesting, including news with respect to our business strategies, financial results, and metrics for investors.

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

2021 Consummation of the Apex Business Combination

AvePoint, Inc., incorporated as a New Jersey corporation on July 24, 2001 (“Legacy AvePoint”), was redomiciled as a Delaware corporation in 2006, and changed its name to “AvePoint Operations, Inc.” in June 2021. On July 1, 2021, Legacy AvePoint and certain members of Apex Technology Acquisition Corporation (“Apex”) consummated the transactions contemplated by a business combination agreement (the “Apex Business Combination”) and a number of qualified institutional buyers and accredited investors consummated their respective purchases of shares as contemplated by related subscription agreements, with Apex being renamed “AvePoint, Inc.” On July 2, 2021, shares of common stock were officially listed under the ticker “AVPT” on the Nasdaq Global Select Market. Subsequent to the consummation of the Apex Business Combination, on July 26, 2021, Legacy AvePoint’s successor by merger AvePoint US LLC merged with and into AvePoint, Inc. with AvePoint surviving.

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

PART I

Item 1A

Although we typically receive significant advance notice of new product releases from Microsoft, Microsoft does not always preview their technology with us or other partners and, as a result, it is possible that we may not receive advance notice of changes in features and functionality of new technologies with which our products will need to interoperate. If this was to happen, there could be an increased risk of product incompatibility. Any failure of our products and services to operate effectively with solutions could result in customer dissatisfaction and harm to our business, and could reduce the demand for our products and services. If we are unable to respond to these changes or failures in a cost-effective manner, our products and services may become less marketable, less competitive, or obsolete, and the results of our operations may be negatively impacted.

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

PART I

Item 1A

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

Our future success also depends, in part, on our ability to sell additional products, more functionality and/or adjacent services to our current customers, and the success rate of such endeavors is difficult to predict, especially with regard to any new products or lines of business that we may introduce from time to time. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our products and services, their ability to integrate our products and services with other technologies, and our pricing model. Sales to existing customers may require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer.

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

Our ability to maintain or increase revenue depends in part on our ability to retain existing customers, in particular that our customers renew their subscriptions with us on the same or more favorable terms. Our customers have no obligation to renew their contracts for AvePoint products after the expiration of either the initial or renewed subscription period, and in the normal course of business, some customers elect not to renew. Our customers may renew for fewer elements of our products, for shorter renewal terms or on different pricing terms, including lower-cost offerings of our products. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our pricing or our products and their ability to continue their operations and spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes, and deteriorating general economic conditions, including as a result of the ongoing military conflicts where the outcome is not possible to predict. If our customers do not renew their subscriptions for our products on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons. Further, acquisitions of our customers may lead to the cancellation of our contracts with such customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

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

We leverage the sales and referral resources of resale and referral partners through a variety of programs, and we also rely on distribution partners, especially for our SMB market acquisition. We expect that sales to partners will account for a substantial portion of our revenue for the foreseeable future. Our ability to achieve revenue growth and expand our SMB acquisition in the future will depend in part on our success in maintaining successful relationships with our partners. Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the products of several different companies. If our partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, our ability to grow our business, sell our software and maintain our reputation may be harmed. Our contracts with our partners generally allow us to terminate our agreements for any reason. The loss of a substantial number of our partners, the possible inability to replace them, the failure to recruit additional partners or the removal of our products and services from several major distribution partner’s resale platforms could harm our results of operations. If we are unable to effectively utilize, maintain and expand these relationships, our revenue growth would slow, we would need to devote additional resources to the development, sales, and marketing of our products and services, and our financial results and future growth prospects would be harmed.

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

PART I

Item 1A

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

PART I

Item 1A

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

PART I

Item 1A

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

In addition, certain of our customer or resellers may operate in, or have dealings with, countries subject to sanctions or embargos imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. These sanctions or embargos may result from the multiple ongoing conflicts where the outcomes and consequences are not possible to predict, but could include regional instability and geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These conflicts and any actions taken in response could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations. These conflicts and any actions taken in response could also result in the aforementioned impacts on the business of our customers, resellers or any other service providers on which we rely.

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

PART I

Item 1A

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

Our operations may, in some cases, involve the storage, transmission and other processing of customer data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. The growth in state sponsored cyber activity, including the increased rate of cyberattacks arising from the Russia-Ukraine crisis and the risk that these cyberattacks could spread globally, showcases the increasing sophistication of cyber threats and could dramatically expand the global threat landscape. While no single company can thwart a nation state attack, we work to implement and continuously improve security-aware software development, operational management, and threat-mitigation practices that are essential to the strong protection of services and data. AvePoint has decades-long experience building enterprise software and running online services around the world. We implement a robust defense-in-depth security strategy based on the principle of “assume breach.” We work to continuously strengthen threat detection, response, and defense, conduct continuous security monitoring, and practice security incident response to validate and improve the security of our software and services. Rigorous third-party audits verify that we adhere to strict security controls such as the ones contained in the ISO/IEC 27001 standard mandate. We are audited once a year for ISO/IEC 27001, 27017 and 27701 compliance by a third-party accredited certification body, which provides independent validation that security controls are in place and operating effectively.

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

We will also use third-party service providers and sub-processors to help us deliver services to our customers. Such service providers and sub-processors may store personal information and/or other confidential information. Such information may be the target of unauthorized access or subject to security breaches as a result of third-party action, exploitation of artificial intelligence, employee error, malfeasance or otherwise. Any of these could result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability or harm our business, financial condition, and results of operations. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Even if such a data breach did not arise out of our action or inaction, or if it were to affect one or more of our competitors or customers’ competitors, rather than us, the resulting concern could negatively affect our customers and our business. Concerns regarding data privacy and security may cause some customers to stop using our products and services and fail to renew their subscriptions. In addition, failures to meet our customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers, and grow our business.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our and our counterparts’ within the industry respective ability to provide service. Our products and services (and those of our partners and competitors within the industry) involve the collection, storage, processing, and transmission of a large amount of data. Any failure by those institutions and participants in our industry to prevent or mitigate security breaches and improper access to or disclosure of data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could indirectly harm our business and reputation and diminish our competitive position within the market generally. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in our industry, and while we anticipate that such events may occur on our systems in the future, the impact on those within our industry has already adversely impacted the market’s perception of the effectiveness of our and our partners’ security measures and countermeasures. Such breaches and attacks on our counterparts within the industry and within our market may cause, among other things, interruptions to the provision of service, degradation of the user experience, the loss of user confidence and trust in our products, or result in financial harm to us.

PART I

Item 1A

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

PART I

Item 1A

Risks Related to Financial Reporting

Our management has identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are a public company, and our management is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Prior to the consummation of the Apex Business Combination, we were a private company with limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had material weaknesses in the design and implementation of control activities to address the completeness and accuracy of certain information relevant for control owners to perform their control activities over financial accounting, reporting and disclosures. With the oversight of senior management and our audit committee, we implemented actions under a remediation plan which include (A) enhancement of the design of controls that address the completeness and accuracy of reports being utilized in the execution of internal controls and (B) continuous evaluation of the assignment of responsibilities associated with the performance of control activities and consider hiring additional resources, obtaining third party assistance, and providing additional training to existing resources. We have continued the implementation of this plan and believe the measures described above will remediate the material weaknesses identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We aim to comply with and perform the evaluations needed to comply with Section 404 of the Sarbanes-Oxley Act (“SOX”). In addition to our remediation efforts described in the previous risk factor under the heading “Our management has identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations,” we may need to undertake various additional costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition and results of operations. We may not be able to complete our evaluation, testing and any required remediation in a timely manner. If we are unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm is unable to attest to management’s assessment of the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

PART I

Item 1A

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, including the existing material weakness, if not remediated. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. In addition, our independent auditor is required to attest to management’s assessment of the effectiveness of our internal control over financial reporting.

Additionally, the existence of any material weakness, including our existing material weaknesses identified by management previously, or any significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

PART I

Items 1B and 1C

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

At AvePoint, cybersecurity risk management is an important part of our overall risk management efforts. We have a policy of transparency regarding our data collection, use, retention and sharing practices, and it is our commitment to implement appropriate technical security measures to protect all AvePoint stakeholders and manage third party risk.

Our operations may, in some cases, involve the storage, transmission and other processing of customer data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks, and use of AI. We have experienced cyberattacks in the past, and although immaterial, there can be no guarantee that in the future such cyberattacks will not be material. We believe we are a particularly attractive target because of our prominence and scale, the types and volume of personal data and content on our systems, and the evolving nature of our products and services. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we continuously work to enhance our information security program and risk management efforts.

We use a risk management framework based on applicable laws and regulations and informed by industry standards and industry-recognized practices, for managing cybersecurity risks within our products and services, infrastructure, and corporate resources. To identify and assess risks from cybersecurity threats, we evaluate a variety of developments including threat intelligence, first- and third-party vulnerabilities, evolving regulatory requirements, and observed cybersecurity incidents, among others. We regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify any areas for remediation and opportunities for enhancements. We also engage third-party security experts and consultants to assist with assessment and enhancement of our cybersecurity risk management processes, as well as benchmarking against industry practices. In addition, we maintain a privacy risk management program to assess privacy risks related to how we are collecting, using, sharing, and storing user data, which is subject to assessment by an independent, third-party privacy assessor. We have certified against, and demonstrated conformance to, the International Organization for Standardization’s (“ISO”) information security management system audit using the 27701:2019 framework for the first time, and the 27001:2013, 27701:2019, and 27017:2015 frameworks. Successfully achieving these four certifications demonstrates our prioritization of security and privacy for both us and our customers and we believe shows that we have proper company-wide processes for managing operations, and maintaining people and information assets, information systems, and the associated processes that enable corporate operations. Our four ISO certifications add to the company’s overall resiliency strategy and commitment to security for all customers, which includes other accreditations including SOC 2 Type II, compliance with HITRUST CSF v11.0.1., CSA STAR, IRAP, FedRAMP and StateRAMP.

PART I

Item 1C

Our privacy and security program dictates a governance structure whereby we:

●	Regularly engage senior management on data privacy and security issues;
●	Align policies, procedures, and technical controls to demonstrate our process and our commitment to our customers and users;
●	Train each of our employees on all privacy and security expectations;
●	Conduct regular phishing email simulations for employees and contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
●

Maintain a robust cybersecurity incident response plan, which provides a framework for handling cybersecurity incidents based on, among other factors, the potential severity of the incident and facilitates cross-functional coordination across AvePoint;

●	Periodically run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
●	Maintain cybersecurity insurance and regularly review our policy and levels of coverage based on current risks;
●

Monitor emerging data protection and cybersecurity laws, and implement changes to our processes, systems and offerings designed to comply, and through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;

●	Complete several cyber-specific audits per year; and
●	Engage consultants and other third parties in connection with our cybersecurity practices.

Our internal audit function provides independent assessment and assurance on the overall operations of our cybersecurity and privacy programs and the supporting control frameworks. These processes support informed risk-based decision-making and prioritization of cybersecurity countermeasures and risk mitigation strategies. Our risk mitigation strategies include a broad variety of technical and operational measures, as well as annual cybersecurity and privacy training for all of our employees.

In addition, we maintain specific policies and practices governing our third-party security risks, including our third-party assessment (“TPA”) process. Under our TPA process, we gather information from certain third parties who contract with AvePoint and share or receive data, or have access to or integrate with our systems, in order to help us assess potential risks associated with their security controls. We also generally require third parties to maintain security controls to protect our confidential information and data, and notify us of material data breaches that may impact our data.

PART I

Item 1C

Our Chief Risk, Privacy and Information Security Officer (“CISO”) leads the company’s privacy, data protection and security program. An expert in cyber and data security trends, our CISO has over twenty years of experience in the data protection field, was a founding member of the Women Leading Privacy Advisory Board and former member of the Education Advisory Board for the International Association of Privacy Professionals (IAPP) and in 2023, was named a finalist for the Women in IT Awards in the Security Leader of the Year category, included in the SIA Women in Security Power Forum 100 and named a Top Global CISO by Cyber Defense Magazine. In addition, our CISO oversees teams across the company supporting our security and privacy functions of identify, prevent, detect, respond, and recover. These teams are comprised of personnel with a broad range of experience across the private and public sectors, the technology industry, and different geographic regions. Our cybersecurity teams monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of technical and operational measures, and regularly report to our CISO. Our CISO reports directly to our Chief Executive Officer and is a member of the company’s senior management team, and is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, and maintaining cybersecurity policies and procedures. Additionally, our CISO and Chief Compliance Officer regularly update our senior leadership team, our Nominating and Corporate Governance Committee, and the full Board, on the company’s privacy and cybersecurity program, including privacy and cybersecurity risks, incidents, and mitigation strategies.

Disclosure of the Board’s Roles and Responsibilities

Our Board of Directors oversees risks from cybersecurity threats using a multi-faceted approach that involves the Nominating and Corporate Governance Committee and various executive roles. Additionally, our CISO and Chief Compliance Officer regularly report on cybersecurity matters to the Board, as discussed above.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee oversees risks associated with data privacy and information security, which encompasses cybersecurity. Our CISO and Chief Compliance Officer, among other executives, provide periodic reports to our Nominating and Corporate Governance Committee and also meet with our Nominating and Corporate Governance Committee to discuss any material events when they arise. The periodic reports are designed to keep our Nominating and Corporate Governance Committee abreast of the Company’s cybersecurity practices, as well as risks and trends in cybersecurity threats. Our Nominating and Corporate Governance Committee also has discussions with management focused on evaluating our exposure to cybersecurity risks and cybersecurity practices in place to mitigate such risks. These discussions enable our Nominating and Corporate Governance Committee to be informed of the steps management is taking to detect, monitor and manage cybersecurity risks. These reports to our Nominating and Corporate Governance Committee typically include information on any incidents that have occurred, how they were managed, and any changes to the risk profile of the Company. Our Nominating and Corporate Governance Committee seeks these updates to facilitate proactive governance and to address emerging cybersecurity issues with management.

In 2023, we did not identify any privacy or cybersecurity threats that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

PART I

Items 2, 3, and 4

ITEM 2. PROPERTIES

We and our subsidiaries are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of December 31, 2023, we had approximately 271,713 square feet of leased office space across the United States, Australia, China, France, Germany, Japan, Netherlands, the Philippines, Singapore, South Africa, South Korea, Sweden, Switzerland, the United Kingdom, and Vietnam.

The table below shows a summary of the square footage of our office and other facilities owned and leased domestically and internationally as of December 31, 2023:

(Square feet in thousands)
Location	Owned	Leased	Total
U.S.	—	49.8	49.8
International	16.4	221.9	238.3
Total	16.4	271.7	288.1

Our Principal Offices

Our principal corporate headquarters are located in Jersey City, New Jersey, United States, and consist of approximately 15,467 square feet under a lease that expires in 2030. Our principal operating offices are located in Richmond, Virginia, United States, where we lease approximately 11,965 square feet under a lease that expires in 2027.

Use of Facilities

We use our principal corporate headquarters primarily for our executive management, information technology, human resources, and marketing teams, as well as for certain of data privacy and security teams. We use our principal operating headquarters for our finance, accounting, legal, general administration, certain information technology, support, data privacy and security, and sales teams. Our other facilities across the globe are used for some or all of the aforementioned operating purposes, as well as for research and development, customer support, data storage, accounts receivable and payable, and other administrative and operational purposes.

Additional Space

We believe that our current facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter and the fiscal year ended December 31, 2023, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “AVPT,” and our public warrants are traded on the Nasdaq under the symbol “AVPTW”.

Current Stockholder and Common Stock Information

On February 29, 2024, there were 184,010,832 shares of common stock issued and outstanding held of record by thirteen holders, and 17,905,000 warrants outstanding held of record by two holders. This figure does not include a substantially greater number of beneficial holders of our common stock and public warrants whose shares (or warrants to purchase shares) are held by banks, brokers, and other financial institutions.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends is at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements, and other factors that our Board may deem relevant. Except as noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report) below, there are currently no contractual restrictions on our ability to pay dividends in cash or shares.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” (Part III, Item 12 of this Annual Report) and “Note 15 — Stock-Based Compensation” (Part II, Item 8 of this Annual Report) for more information.

PART II

Items 5 and 6

Issuer Purchaser of Equity Securities

On March 17, 2022, we announced that our Board authorized a new share repurchase program (the “Share Repurchase Program”) for us to buy back shares of our common stock. Under the Share Repurchase Program, we have the authority to buy up to $150 million of our common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with all other applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, common stock under the Share Purchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the period from October 1, 2023 to December 31, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
October 1, 2023 - October 31, 2023	577,145	$7.0953	577,145	$92,333,439
November 1, 2023 - November 30, 2023	27,306	$7.5507	27,306	$92,127,260
December 1, 2023 - December 31, 2023	130,930	$8.3304	130,930	$91,036,562

(1) All shares reported herein, including shares repurchased to satisfy employee taxes on vesting RSUs, were purchased pursuant to the publicly announced Share Repurchase Program.

(2) Average price paid per share includes costs associated with the repurchases, but excludes the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.

(3) The maximum remaining dollar value of shares that may yet be purchased under the Share Repurchase Program is reduced by the aggregate price paid for share purchases in addition to any fees, commissions, or other costs that may arise as a result of the purchases.

ITEM 6. RESERVED

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our audited, consolidated financial statements and related notes contained in Part II, Item 8. Financial Statements and Supplementary Data, and the discussion of risk factors that may affect future results in Part I, Item 1.A. Risk Factors. This section generally discusses the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 21, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

2023 Business Highlights

■	Total annual recurring revenue (“ARR”) increased 23% year-over-year to $264.5 million as of December 31, 2023. On a foreign exchange (“FX”) adjusted basis, total ARR increased 24% year-over-year;
■	Total revenue increased 17% year-over-year to $271.8 million;
■	SaaS revenue increased 37% year-over-year to $161.0 million;
■

GAAP operating loss was $15.4 million dollars, or a GAAP operating margin of (5.6)%, representing year-over-year margin improvement of more than 1,200 basis points. Non-GAAP operating income was $22.2 million dollars, or a non-GAAP operating margin of 8.1%, representing year-over-year margin expansion of over 930 basis points; and

■	Cash flow from operations was $34.7 million, compared to $(0.8) million for the year ended December 31, 2022.

Overview

AvePoint provides a cloud-native data management software platform that organizations rely on to manage and protect critical data, optimize IT operations, achieve meaningful cost savings, and efficiently secure the digital workplace. Companies around the world have now fully adopted a hybrid work model, and they are now tasked with delivering a seamless and secure workplace experience for knowledge workers, centered around an extensive portfolio of Software-as-a-Service (“SaaS”) solutions and productivity applications.

The adoption of this portfolio of solutions is a substantial and ongoing challenge for most organizations, which for decades had used only a small number of multi-purpose on-premises applications to drive business outcomes. However, to deliver an efficient digital workplace today, companies must manage this range of applications – and the associated explosive growth and sprawl of critical data – with a platform offering that is well governed, fit for purpose, easy to use and built on automation.

In addition, many organizations are beginning to realize the potential of generative artificial intelligence (“AI”) to drive competitive advantage and value creation, including (1) extracting greater value from complex datasets, (2) making more informed business decisions, (3) reducing employee workloads, and (4) improving the overall customer experience. While these data-driven improvements are expected to lead to stronger revenue growth and operational efficiency, successfully leveraging this new technology is in turn dependent on first addressing data management challenges that all organizations face. Specifically, for AI-driven projects to succeed, companies must apply robust strategies across the data estate to manage the information lifecycle, properly govern and secure their data, and ensure its compliance. These are the core business problems that AvePoint has been solving for more than two decades, and why we believe AvePoint is well positioned to be a key enabler of generative AI adoption within enterprises in the coming years.

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

PART II

Item 7

Key Business Metric

Our management reviews the following key business metric to measure our performance, identify trends affecting our business, formulate business plans, make strategic decisions, and effectively allocate resources. We believe that both management and investors benefit from referring to this metric to evaluate progress against our growth strategies and gain additional transparency into performance trends.

Annual Recurring Revenue

	December 31,		Change
	2023	2022	%
Total ARR ($ in mil)	$264.5	$214.7	23.2%

We calculate ARR at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenues from all active customers.

As of December 31, 2023, and December 31, 2022, total ARR was $264.5 million and $214.7 million, respectively, representing growth of 23.2%. Adjusted for FX, total ARR increased 24.0% year-over-year.

Growth in ARR is driven by both new business and the expansion of existing business. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

PART II

Item 7

Components of Results of Operations

Revenue

We generate revenue from four primary sources: SaaS, term license and support, services, and maintenance.

SaaS revenues are generated from our cloud-based solutions. Term license and support revenues are generated from the sales of on-premise or hybrid licenses which include a distinct support component. Both SaaS and term license and support revenues are primarily billed annually. SaaS and term license and support are generally sold per user license or based upon the amount of data protected. SaaS revenue is recognized ratably over the term of the contract. For term license and support revenue, the license component is generally recognized upfront at the point in time when the software is made available to the customer to download and use, and the support component is recognized ratably over the term of the contract.

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

Maintenance revenue is a result of selling on-going support for legacy perpetual licenses. It also includes recurring professional services such as technical account management. Maintenance revenue is recognized ratably over the term of the maintenance agreement, which is typically one year.

Cost of Revenue

Cost of SaaS and cost of term license and support consists of all direct costs to deliver and support our SaaS and term license and support products, including salaries, benefits, stock-based compensation and related expenses, overhead, third-party hosting fees related to our cloud services, depreciation and amortization. We recognize these expenses as they are incurred. We expect that these costs will increase in absolute dollars but may fluctuate as a percentage of SaaS and term license and support revenue from period to period.

Cost of maintenance consists of all direct costs to support our legacy perpetual license products, including salaries, benefits, stock-based compensation and related expenses, overhead, depreciation and amortization. We recognize these expenses as they are incurred. We expect that cost of maintenance revenue will decrease in absolute dollars as maintenance revenue declines but may fluctuate as a percentage of maintenance revenue.

Cost of services consists of salaries, benefits, stock-based compensation and related expenses for our services organization, overhead, IT necessary to provide services for our customers, depreciation and amortization. We recognize these expenses as they are incurred.

PART II

Item 7

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue.

Gross profit has been and will continue to be affected by various factors, including the mix of our revenue, the costs associated with third-party cloud-based hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and services organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses incurred for our engineering and product and design teams, as well as stock-based compensation expense, overhead costs, depreciation and amortization. We have a geographically dispersed research and development presence in the United States, China, Singapore and Vietnam. We believe this provides a strategic advantage, allowing us to invest efficiently in both new product development and increasing our existing product capabilities. We believe delivering expanding product functionality is critical to enhancing the success of existing customers while new product development further reinforces our breadth of software solutions.

Other (Expense) Income, net	Other (expense) income, net consists primarily of fair value adjustments on earn-out and warrant liabilities, realized gain/loss for securities, and of foreign currency remeasurement gains/losses.
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

PART II

Item 7

Results of Operations

The below period-to-period comparison of operating results are not necessarily indicative of results for future periods.

Comparison of the Years Ended December 31, 2023, and December 31, 2022

Revenue

The components of AvePoint’s revenue during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended
	December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$160,961	$117,180	$43,781	37.4%
Term license and support	52,744	57,214	(4,470)	(7.8)%
Services	44,795	41,283	3,512	8.5%
Maintenance	13,325	16,662	(3,337)	(20.0)%
Total revenue	$271,825	$232,339	$39,486	17.0%

Total revenue  increased   17.0%  to  $271.8  million for the year ended  December 31, 2023 , primarily as a result of an increase in SaaS revenue. For the year ended  December 31, 2023 , SaaS revenue  increased   37.4%  to  $161.0  million, as we continued to see strong customer demand for this offering. The increase in SaaS revenue was partially offset by an expected decrease in both term license and support and maintenance revenue. Term license and support revenue is expected to continue declining as some existing customers are moving from on-prem term license subscriptions to SaaS subscriptions. Maintenance revenue is expected to continue declining as revenues from the sales of legacy perpetual licenses are immaterial. As a result, there will be limited opportunities to sell maintenance contracts to new customers. At the same time, some existing maintenance customers have transitioned and will continue to transition to SaaS and term licenses, which will continue the decline in maintenance revenue. Lastly, s ervices revenue is expected to fluctuate as the offerings are not inherently recurring in nature.

Revenue by geographic area during the years ended December 31, 2023 and 2022 was as follows:

	Year Ended
	December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
North America	$118,490	$102,025	$16,465	16.1%
EMEA	81,753	71,635	10,118	14.1%
APAC	71,582	58,679	12,903	22.0%
Total	$271,825	$232,339	$39,486	17.0%

For the year ended December 31, 2023, North America revenues increased 16.1% to $118.5 million, driven by a 29.2%, or $15.9 million, increase in SaaS revenue and a $2.2 million combined increase in services revenue and term license and support revenue, partially offset by a $1.6 million decrease in maintenance revenue. EMEA revenues increased by 14.1% to $81.8 million, driven by a 43.7%, or $18.1 million, increase in SaaS revenue, partially offset by a $8.0 million combined decrease in term license and support, services and maintenance revenue. APAC revenues increased 22.0% to $71.6 million, driven by a 45.9%, or $9.7 million increase in SaaS revenue and a 20.9%, or $4.9 million, increase in services revenue, partially offset by a $1.7 million combined decrease in term license and support and maintenance revenue.

PART II

Item 7

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we disclose non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP research and development expense, non-GAAP operating income and non-GAAP operating margin.

We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and into trends affecting our business. Management uses these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance.

Non-GAAP financial measures should not be considered as an alternative to operating income, operating margin or any other performance measures derived in accordance with GAAP as measures of performance. Non-GAAP financial measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended
	December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$35,924	$27,313	$8,611	31.5%
Term license and support	1,946	2,006	(60)	(3.0)%
Services	38,807	36,037	2,770	7.7%
Maintenance	783	920	(137)	(14.9)%
Total cost of revenue	$77,460	$66,276	$11,184	16.9%
Gross profit	194,365	166,063	28,302	17.0%
Gross margin	71.5%	71.5%	—	—

GAAP cost of revenue	$77,460	$66,276	$11,184	16.9%
Stock-based compensation expense	(3,161)	(2,640)	(521)	19.7%
Amortization of acquired intangible assets	(964)	(617)	(347)	56.2%
Non-GAAP cost of revenue	$73,335	$63,019	$10,316	16.4%
Non-GAAP gross profit	198,490	169,320	29,170	17.2%
Non-GAAP gross margin	73.0%	72.9%	—	—

Cost of revenue increased 16.9% to $77.5 million for the year ended December 31, 2023, driven by a $6.6 million increase in aggregated hosting costs and a $4.1 million increase in personnel costs. Both hosting and personnel costs increased to support the larger number of AvePoint software licenses used by customers.

PART II

Item 7

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended
	December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$112,105	$110,638	$1,467	1.3%
Percentage of revenue	41.2%	47.6%	—	—

GAAP sales and marketing	$112,105	$110,638	$1,467	1.3%
Stock-based compensation expense	(9,518)	(11,393)	1,875	(16.5)%
Amortization of acquired intangible assets	(492)	(338)	(154)	45.6%
Non-GAAP sales and marketing	$102,095	$98,907	$3,188	3.2%
Non-GAAP percentage of revenue	37.6%	42.6%	—	—

Sales and marketing expenses increased 1.3% to $112.1 million for the year ended December 31, 2023, primarily due to a $0.9 million increase in personnel costs and a $0.6 million increase in travel costs. The minimal increase in overall sales and marketing expenses reflects the Company’s enhanced focus on cost management as well as the continued scaling of the Company’s channel partner strategy.

General and Administrative

General and administrative expenses during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended
	December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$61,271	$65,132	$(3,861)	(5.9)%
Percentage of revenue	22.5%	28.0%	—	—

GAAP general and administrative	$61,271	$65,132	$(3,861)	(5.9)%
Stock-based compensation expense	(19,338)	(19,398)	60	(0.3)%
Non-GAAP general and administrative	$41,933	$45,734	$(3,801)	(8.3)%
Non-GAAP percentage of revenue	15.4%	19.7%	—	—

General and administrative expenses decreased 5.9% to $61.3 million for the year ended December 31, 2023. The decrease in overall general and administrative expenses reflects the Company’s enhanced focus on cost management.

PART II

Item 7

Research and Development

Research and development expenses during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended
	December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$36,340	$31,359	$4,981	15.9%
Percentage of revenue	13.4%	13.5%	—	—

GAAP research and development	$36,340	$31,359	$4,981	15.9%
Stock-based compensation expense	(4,031)	(3,787)	(244)	6.4%
Non-GAAP research and development	$32,309	$27,572	$4,737	17.2%
Non-GAAP percentage of revenue	11.9%	11.9%	—	—

Research and development expenses increased 15.9% to $36.3 million for the year ended December 31, 2023, primarily driven by a $4.3 million increase in personnel costs, as the Company continues to invest in the development of new offerings and enhancements to existing offerings.

Income Tax Provision

Income tax provision during the years ended December 31, 2023 and 2022 was as follows:

	Year Ended
	December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Income tax expense	$2,887	$5,038	$(2,151)	(42.7)%

Income tax expense for the year ended December 31, 2023 was $2.9 million as compared to $5.0 million for the year ended December 31, 2022. The effective tax rate, which equals the income tax provision divided by pretax loss from continuing operations, was (15.5)% for the year ended December 31, 2023, compared to (15.0)% for the year ended December 31, 2022. The change in effective tax rates for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, a permanent item recorded for stock-based compensation and changes in the valuation allowance in the U.S. and certain foreign jurisdictions.

PART II

Item 7

Non-GAAP Operating Income (loss) and Non-GAAP Operating Margin

The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Year Ended
	December 31,
	2023	2022
	(in thousands, except percentages)
GAAP operating loss	$(15,351)	$(41,066)
GAAP operating margin	(5.6)%	(17.7)%
Add:
Stock-based compensation	36,048	37,218
Amortization of acquired intangible assets	1,456	955
Non-GAAP operating income (loss)	$22,153	$(2,893)
Non-GAAP operating margin	8.1%	(1.2)%

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

GAAP operating margin for the years ended December 31, 2023 and 2022 was (5.6)% and (17.7)% respectively. Non-GAAP operating margin for the years ended December 31, 2023 and 2022 was 8.1% and (1.2)%, respectively. The increase in non-GAAP operating margin was primarily attributable to the Company’s enhanced focus on expense management and continued scaling of the Company’s channel partner strategy.

PART II

Item 7

Liquidity and Capital Resources

As of December 31, 2023, we had $223.2 million in cash and cash equivalents, $3.7 million in short-term investments and no outstanding debt.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. Refer to “Note 12 - Commitments and Contingencies” for more information regarding the purchase commitments.

On November 3, 2023, the Company entered into a new (i) Loan and Security Agreement (the “Loan Agreement”), (ii) a Pledge Agreement (the “Pledge Agreement”) and (iii) a Revolving Note (the “Revolving Note”) with HSBC Bank USA, National Association (“HSBC”), replacing the Company’s previous line of credit with HSBC Venture Bank USA, Inc.

The Loan Agreement provides for a revolving line of credit of up to $30.0 million, with an additional $20.0 million accordion feature for additional capital which the Company may draw upon at its request. Borrowings under the line bear interest at a rate equal to term SOFR plus 3.00% to 3.25% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an annual unused fee ranging from 0.50% to 0.55% depending on the Consolidated Total Leverage Ratio. The proceeds of borrowings under the Loan Agreement will be used for general corporate purposes. Currently, there is no outstanding balance under the revolving line of credit. The Company, on a consolidated basis with its subsidiaries, is required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. Pursuant to the Loan Agreement, the Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds, and assets as security for its obligations under the Loan Agreement. The line will mature on November 3, 2026.

As of December 31, 2023, the Company was compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

We believe that our existing cash and cash equivalents, our cash flows from operating activities, and our borrowing capacity under our Loan Agreement will be sufficient to meet our working capital and capital expenditure needs and debt service obligations for at least the next twelve months. In the future, we may attempt to raise additional capital through equity or debt financing. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$34,694	$(774)
Net cash used in investing activities	(5,648)	(21,452)
Net cash used in financing activities	(33,667)	(17,148)

PART II

Item 7

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023, was $34.7 million, reflecting our net loss of $21.5 million, adjusted for non-cash items of $58.6 million and net cash outflows of $2.4 million from changes in our operating assets and liabilities. The main considerations for non-cash items were stock-based compensation, which reflects ongoing compensation charges for the entity’s equity- and pre-merger liability-classified awards, operating lease right-of-use asset expense and mark to market adjustments on earnout and warrant liabilities. The main considerations of changes in operating assets and liabilities that resulted in cash outflows related to an increase in deferred contract costs and operating lease liabilities. This was partially offset by cash inflows related to an increase in deferred revenue that is partially offset by an increase in accounts receivable as a result of business growth.

Net cash used in operating activities for the year ended December 31, 2022, was  $0.8 million, reflecting our net loss of $38.7 million, adjusted for non-cash items of $46.2 million and net cash outflows of $8.3 million from changes in our operating assets and liabilities. The main considerations for non-cash items were stock-based compensation, which reflects ongoing compensation charges for the entity’s equity- and pre-merger liability-classified awards, operating lease right-of-use asset expense and mark to market adjustments on earnout and warrant liabilities. The main considerations of changes in operating assets and liabilities that resulted in cash outflows related to an increase in deferred contract costs and operating lease liabilities. This was partially offset by cash inflows related to an increase in deferred revenue that is partially offset by an increase in accounts receivable as a result of business growth, and an increase in accrued expenses primarily due to personnel related expenses.

Investing Activities

Net cash  used in investing activities for the year ended December 31, 2023, was $5.6 million, consisting of $2.1 million of purchases of property and equipment, as well as $2.6 million in maturities of short-term investments and $3.5 million in the purchase of investments.

Net cash  used in investing activities for the year ended December 31, 2022, was $21.5 mill ion, consisting of $18.6 million in acquisitions and $3.9 million of purchases of property and equipment, as well as $183.5 million in maturities of short-term investments and $180.9 million in the purchase of investments.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2023, was $33.7 million. The primary driver of cash flows from financing activities was due to $39.0 million in purchases of common stock, partially offset by $5.6 million of proceeds from the exercising of stock options.

Net cash used in financing activities for the year ended December 31, 2022, was  $17.1 million. The primary driver of cash flows from financing activities was due to $19.9 million in purchases of common stock, partially offset by $2.8 million of proceeds from the exercising of stock options.

PART II

Item 7

Indebtedness

Credit Facility

We maintain a line of credit under the Loan Agreement with HSBC, as lender. See “Note 9 – Line of Credit” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

The Loan Agreement provides for a revolving line of credit of up to $30.0 million, with an additional $20.0 million accordion feature for additional capital we may draw upon at our request. Borrowings under the line bear interest at a rate equal to term SOFR plus 3.00% to 3.25% depending on the Consolidated Total Leverage Ratio. The line carries an unused fee ranging from 0.50% to 0.55% depending on the Consolidated Total Leverage Ratio. Any proceeds of borrowings under the Loan Agreement will be used for general corporate purposes.

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

To date, we are in compliance with all covenants under the Loan Agreement. We have not at any time, including as of and for the fiscal year ending as of December 31, 2023, borrowed under the Loan Agreement. The description of the Loan Agreement is qualified in its entirety by the full text of such agreement, a copy of which is attached as an exhibit to this Annual Report.

Leasing Obligations

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. During the years ended December 31, 2023 and 2022, total rent expense for facilities amounted to $6.8 million and $6.8 million, respectively. As of December 31, 2023, letters of credit have been issued in the amount of $1.0 million as security for operating leases. The letters of credit are secured by certificates of deposit.

Operating Segment Information

We operate in one segment. Our products and services are sold throughout the world, through direct and indirect sales channels. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. See “Note 17 – Segment Information” (Part II, Item 8 of this Annual Report) for more information.

Critical Accounting Estimates

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

While our significant accounting policies are described in more detail in the section titled “Note - 2 Summary of Significant Accounting Policies” (Part II, Item 8 of this Annual Report), we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

We use judgment in determining the SSP for products and services. For substantially all performance obligations except term licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, we utilize observable inputs and consider the value relationship between support and term license when compared to the value relationship between support and perpetual licenses, the average economic life of our products, and software renewals rates. Using a combination of the relative fair value method or the residual value method, the SSP of the performance obligations in an arrangement is allocated to each performance obligation within a sales arrangement.

Company Earn-Out Shares

In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718. Refer to "Note 15 — Stock-Based Compensation" for more information regarding the Company Earn-Out RSUs.

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

Additionally, demand for our software and service is correlated to global macroeconomic and geopolitical factors, which remain dynamic and currently include multiple ongoing conflicts where the outcomes and consequences are not possible to predict, but could include regional instability and geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These in turn could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

PART II

Item 7

Our international operations provide a significant portion of our total revenues and expenses. Many of these revenues and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Refer to the section titled “Risk Factors” (Part I, Item 1A of this Annual Report) for a discussion of these factors and other risks.

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

PART II

Item 7A

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $226.9 million as of December 31, 2023. We hold cash and cash equivalents, marketable securities, and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our consolidated financial statements. As of December 31, 2023, we had no outstanding obligations under our line of credit with HSBC under the Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10% as of December 31, 2023, and December 31, 2022, the amount of cash, cash equivalents and marketable securities AvePoint would have reported in U.S. Dollars would have decreased by approximately $3.4 million and $2.7 million, respectively, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits. Additionally, no customer accounted for more than 10% of billings for the years ended December 31, 2023 and 2022, and no customers made up more than 10% of accounts receivable for the years ended December 31, 2023 and 2022.

PART II

Item 8

Item 8. Financial Statements AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AvePoint, Inc and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvePoint, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an adverse opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Determination of Standalone Selling Prices — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s revenue is derived from four primary sources: SaaS, term license and support, services, and maintenance. Many of the Company’s contractual arrangements with customers include multiple performance obligations. For such arrangements with multiple performance obligations, the Company allocates the aggregate transaction price to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation. The Company applies judgment in determining SSP for each performance obligation.

Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, management utilizes observable inputs and considers the value relationship between support and term license when compared to the value relationship between support and perpetual licenses, the average economic life of their products, and software renewal rates.

For substantially all of the Company’s other contractual arrangements with multiple performance obligations, the Company determines SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers.  The Company typically establishes an SSP range for its products and services which is reassessed on a periodic basis or when facts and circumstances change. We identified the determination of SSP for products and services as a critical audit matter due to the judgement by management involved in the determination of SSP, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to management’s determination of SSP.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s SSP determinations included the following, among others:

·

We tested the effectiveness of controls over revenue recognition, which included controls associated with the Company’s methodology to determine SSP and the underlying data utilized in the application of the methodology.

·	We evaluated the appropriateness of the Company’s methodology to determine SSP in accordance with ASC 606, Revenue from Contracts with Customers.
·

We tested the accuracy of inputs utilized by the Company to determine SSP, which included selecting a sample of the Company’s transactional data used to determine SSP and agreeing relevant information to source documents.

·	We tested the completeness of the Company’s transactional data used to determine SSP by selecting a sample of previously recorded sales and agreeing relevant information into such transactional data.
·	We tested the mathematical accuracy of management’s calculations to determine SSP.

/s/ Deloitte & Touche LLP

New York, New York

February 29, 2024

We have served as the Company’s auditor since 2021.

AvePoint, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$223,162	$227,188
Short-term investments	3,721	2,620
Accounts receivable, net of allowance of $926 and $725, respectively	85,877	66,474
Prepaid expenses and other current assets	12,824	10,013
Total current assets	325,584	306,295
Property and equipment, net	5,118	5,537
Goodwill	19,156	18,904
Intangible assets, net	10,546	11,079
Operating lease right-of-use assets	13,908	15,855
Deferred contract costs	54,675	48,553
Other assets	13,595	9,310
Total assets	$442,582	$415,533
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$1,384	$1,519
Accrued expenses and other current liabilities	53,766	47,784
Current portion of deferred revenue	121,515	93,405
Total current liabilities	176,665	142,708
Long-term operating lease liabilities	9,383	11,348
Long-term portion of deferred revenue	7,741	8,085
Earn-out shares liabilities	18,346	6,631
Other liabilities	5,603	3,607
Total liabilities	217,738	172,379
Commitments and contingencies (Note 12)
Mezzanine equity
Redeemable noncontrolling interest	6,038	14,007
Total mezzanine equity	6,038	14,007
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 184,652 and 185,278 shares issued and outstanding as of December 31, 2023 and 2022, respectively	18	19
Additional paid-in capital	667,881	665,715
Treasury stock	—	(21,666)
Accumulated other comprehensive income	3,196	2,006
Accumulated deficit	(460,496)	(416,927)
Noncontrolling interest	8,207	—
Total stockholders’ equity	218,806	229,147
Total liabilities, mezzanine equity, and stockholders’ equity	$442,582	$415,533

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2023	2022	2021
Revenue:
SaaS	$160,961	$117,180	$85,580
Term license and support	52,744	57,214	50,970
Services	44,795	41,283	31,919
Maintenance	13,325	16,662	23,440
Total revenue	271,825	232,339	191,909
Cost of revenue:
SaaS	35,924	27,313	19,118
Term license and support	1,946	2,006	963
Services	38,807	36,037	30,950
Maintenance	783	920	1,970
Total cost of revenue	77,460	66,276	53,001
Gross profit	194,365	166,063	138,908
Operating expenses:
Sales and marketing	112,105	110,638	100,868
General and administrative	61,271	65,132	59,390
Research and development	36,340	31,359	32,141
Total operating expenses	209,716	207,129	192,399
Loss from operations	(15,351)	(41,066)	(53,491)
Other (expense) income, net	(3,263)	7,416	20,703
Loss before income taxes	(18,614)	(33,650)	(32,788)
Income tax expense	2,887	5,038	457
Net loss	$(21,501)	$(38,688)	$(33,245)
Net income attributable to noncontrolling interest	(224)	(2,942)	(1,974)
Net loss attributable to AvePoint, Inc.	$(21,725)	$(41,630)	$(35,219)
Deemed dividends on preferred stock	—	—	(32,928)
Net loss available to common stockholders	$(21,725)	$(41,630)	$(68,147)
Basic and diluted loss per share	$(0.12)	$(0.23)	$(0.48)
Basic and diluted shares used in computing loss per share	182,257	181,957	141,596

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended
	December 31,
	2023	2022	2021
Net loss	$(21,501)	$(38,688)	$(33,245)
Other comprehensive income (loss) net of taxes
Unrealized gain on available-for-sale securities	100	—	—
Foreign currency translation adjustments	1,104	(250)	463
Total other comprehensive income (loss)	1,204	(250)	463
Total comprehensive loss	$(20,297)	$(38,938)	$(32,782)
Comprehensive income attributable to noncontrolling interest	(238)	(3,003)	(1,911)
Total comprehensive loss attributable to AvePoint, Inc.	$(20,535)	$(41,941)	$(34,693)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Year Ended December 31, 2023, 2022 and 2021

(In thousands, except share amounts)

	Redeemable	Total							Accumulated
	Noncontrolling	Mezzanine			Additional				Other		Total
	Interest	Equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest	Equity
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$—	$229,147
Proceeds from exercise of options	—	—	2,840,716	—	5,569	—	—	—	—	—	5,569
Common stock issued upon vesting of restricted stock units	—	—	3,253,130	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	36,048	—	—	—	—	—	36,048
Accretion of redeemable noncontrolling interest	212	212	—	—	—	—	—	(212)	—	—	(212)
Reclassification of redeemable noncontrolling interest in MaivenPoint Pte. Ltd. (1)	(8,148)	(8,148)	—	—	—	—	—	—	—	8,148	8,148
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(567)	—	—	—	—	—	(567)
Repurchase of common stock	—	—	(6,719,032)	—	—	6,719,032	(39,063)	—	—	—	(39,063)
Retirement of common stock	—	—	—	(1)	(38,884)	(10,908,782)	60,729	(21,844)	—	—	—
Comprehensive income (loss):
Net income (loss)	(38)	(38)	—	—	—	—	—	(21,513)	—	50	(21,463)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	100	—	100
Foreign currency translation adjustments	5	5	—	—	—	—	—	—	1,090	9	1,099
Balance, December 31, 2023	$6,038	$6,038	184,652,402	$18	$667,881	—	$—	$(460,496)	$3,196	$8,207	$218,806

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Year Ended December 31, 2023, 2022 and 2021

(In thousands, except share amounts)

	Redeemable	Total							Accumulated
	Noncontrolling	Mezzanine			Additional				Other	Total
	Interest	Equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2021	$5,210	$5,210	181,821,767	$18	$625,056	143,564	$(1,739)	$(375,297)	$2,317	$250,355
Proceeds from exercise of options	—	—	1,799,665	—	2,818	—	—	—	—	2,818
Common stock issued upon vesting of restricted stock units	—	—	1,784,993	—	—	—	—	—	—	—
Common stock issued upon acquisition	—	—	324,845	—	1,517	—	—	—	—	1,517
Common stock issued for canceled officer awards	—	—	3,592,504	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	37,210	—	—	—	—	37,210
Issuance of redeemable noncontrolling interest in MaivenPoint Pte. Ltd. (1)	5,794	5,794	—	—	—	—	—	—	—	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(885)	—	—	—	—	(885)
Repurchase of common stock	—	—	(4,046,186)	—	—	4,046,186	(19,927)	—	—	(19,927)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(38,688)	—	(38,688)
Net income attributable to and accretion of redeemable noncontrolling interest	2,942	2,942	—	—	—	—	—	(2,942)	—	(2,942)
Foreign currency translation adjustments	61	61	—	—	—	—	—	—	(311)	(311)
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$229,147

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Year Ended December 31, 2023, 2022 and 2021

(In thousands, except share amounts)

			Redeemable	Share	Redeemable	Total						Accumulated
	Convertible		Common	Based	Noncontrolling	Mezzanine			Additional			Other	Total
	Preferred Stock		Shares	Awards	Interest	Equity	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Amount	Amount	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balance, December 31, 2020	42,000,592	$183,390	$25,074	$1,489	$3,061	$213,014	100,068,469	$12	$105,159	$—	$(299,789)	$1,791	$(192,827)
Reclassification of share-based awards to mezzanine equity	—	—	—	206	—	206	—	—	(206)	—	—	—	(206)
Reclassification of common shares to mezzanine equity	—	—	6,872	—	—	6,872	—	—	—	—	—	—	—
Remeasurement of redemption value of common shares	—	—	7,361	—	—	7,361	—	—	—	—	(7,361)	—	(7,361)
Proceeds from exercise of options	—	—	—	—	—	—	5,141,331	—	8,242	—	—	—	8,242
Common stock issued upon vesting of restricted stock units	—	—	—	—	—	—	170,852	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	46,475	—	—	—	46,475
Remeasurement of redemption value of convertible preferred stock	—	32,928	—	—	—	32,928	—	—	—	—	(32,928)	—	(32,928)
Issuance of redeemable noncontrolling interest in MaivenPoint Pte. Ltd. (1)	—	—	—	—	238	238	—	—	515	—	—	—	515
Conversion of convertible preferred stock	(42,000,592)	(216,318)	—	—	—	(216,318)	28,500,592	3	85,390	—	—	—	85,393
Reclassification of redeemable common shares from mezzanine to permanent equity	—	—	(39,307)	—	—	(39,307)	—	—	39,307	—	—	—	39,307
Reclassification of share-based awards from liabilities and mezzanine equity to permanent equity	—	—	—	(1,695)	—	(1,695)	—	—	41,152	—	—	—	41,152
Merger and recapitalization, net of transaction costs	—	—	—	—	—	—	47,940,523	3	299,736	—	—	—	299,739
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	—	—	—	—	(714)	—	—	—	(714)
Reclassification of Apex shares purchased prior to the Business Combination	—	—	—	—	—	—	—	—	—	(1,739)	—	—	(1,739)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	—	(33,245)	—	(33,245)
Net income attributable to and accretion of redeemable noncontrolling interest	—	—	—	—	1,974	1,974	—	—	—	—	(1,974)	—	(1,974)
Foreign currency translation adjustments	—	—	—	—	(63)	(63)	—	—	—	—	—	526	526
Balance, December 31, 2021	—	$—	$—	$—	$5,210	$5,210	181,821,767	$18	$625,056	$(1,739)	$(375,297)	$2,317	$250,355

(1) Formerly AvePoint EduTech Pte. Ltd.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2023	2022	2021
Operating activities
Net loss	$(21,501)	$(38,688)	$(33,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,687	3,494	1,238
Operating lease right-of-use assets expense	6,234	5,945	—
Foreign currency remeasurement loss	—	835	1,308
Stock-based compensation	36,048	37,218	59,508
Deferred income taxes	(864)	3,701	(175)
Other	1,068	(607)	(755)
Change in value of earn-out and warrant liabilities	11,454	(4,402)	(21,233)
Changes in operating assets and liabilities:
Accounts receivable	(19,448)	(14,388)	(8,243)
Prepaid expenses and other current assets	(2,773)	(2,108)	(5,914)
Deferred contract costs and other assets	(7,687)	(9,596)	(8,890)
Accounts payable, accrued expenses, operating lease liabilities and other liabilities	609	(2,553)	10,626
Deferred revenue	26,867	20,375	10,805
Net cash provided by (used in) operating activities	34,694	(774)	5,030
Investing activities
Maturities of investments	2,620	183,554	—
Purchases of investments	(3,497)	(180,969)	(916)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(18,572)	—
Capitalization of internal-use software	(1,434)	(1,612)	—
Purchase of property and equipment	(2,087)	(3,853)	(2,461)
Investment in notes	(1,250)	—	—
Net cash used in investing activities	(5,648)	(21,452)	(3,377)
Financing activities
Proceeds from recapitalization of Apex shares, net of transaction fees of $49,990	—	—	441,573
Redemption of redeemable convertible preferred stock	—	—	(130,925)
Redemption of Legacy AvePoint common stock	—	—	(106,169)
Purchase of common stock	(39,036)	(19,927)	(1,628)
Payment of net cash settlement for management options	—	—	(7,530)
Proceeds from stock option exercises	5,569	2,818	5,566
Proceeds from sale of common shares of subsidiary	—	—	753
Repayments of finance leases	(64)	(39)	(25)
Payments of debt issuance costs	(136)	—	—
Payments of transaction fees by Legacy AvePoint	—	—	(2,998)
Net cash (used in) provided by financing activities	(33,667)	(17,148)	198,617
Effect of exchange rates on cash	595	(1,655)	(1,165)
Net (decrease) increase in cash and cash equivalents	(4,026)	(41,029)	199,105
Cash and cash equivalents at beginning of period	227,188	268,217	69,112
Cash and cash equivalents at end of period	$223,162	$227,188	$268,217
Supplemental disclosures of cash flow information
Income taxes paid	$6,112	$3,320	$4,037
Contingent considerations in business combination	$—	$5,635	$—
Common stock issued in business combination	$—	$1,517	$—
Loan to certain acquiree shareholders	$—	$235	$—

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Organization

AvePoint, Inc., incorporated as a New Jersey corporation on July 24, 2001 (“Legacy AvePoint”), was redomiciled as a Delaware corporation in 2006, and changed its name to “AvePoint Operations, Inc.” in June 2021. On July 1, 2021, Legacy AvePoint and certain members of Apex Technology Acquisition Corporation (“Apex”) consummated the transactions contemplated by a business combination agreement (the “Apex Business Combination”) and a number of qualified institutional buyers and accredited investors consummated their respective purchases of shares as contemplated by related subscription agreements, with Apex being renamed “AvePoint, Inc.” On July 2, 2021, shares of common stock were officially listed under the ticker “AVPT” on the Nasdaq Global Select Market. Subsequent to the consummation of the Apex Business Combination, on July 26, 2021, Legacy AvePoint’s successor by merger AvePoint US LLC merged with and into AvePoint, Inc. with AvePoint, Inc. (hereinafter referred to as “AvePoint”, the “Company”, “we”, “us”, or “our”) surviving.

Our principal corporate headquarters are located in Jersey City, New Jersey, and our principal operating headquarters are located in Richmond, Virginia. We have additional offices across North America, Europe, Asia, Australia and the Middle East.

AvePoint generates revenue by providing a cloud-native data management software platform that organizations rely on to manage and protect critical data, optimize IT operations, achieve meaningful cost savings, and efficiently secure the digital workplace; as well as providing customized business solutions, technical support, and services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the consolidated accounts of AvePoint, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Recently Adopted Accounting Guidance

In  January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments — Credit Losses on Financial Instruments which replaces incurred loss methodology to estimate credit losses on financial instruments with a methodology that reflects expected credit losses. This amendment affects entities holding financial assets that are not accounted for at fair value through net income including trade receivables. Subsequently FASB issued ASU 2020-02 which deferred the adoption date. The amendments in this ASU are effective for Emerging Growth Company entities, which elected to take advantage of the extended transition period, for fiscal years beginning after  December 15, 2022. Early application of the amendments is permitted. The Company adopted the standard on  January 1, 2023. The adoption of the standard did not have a material impact on its consolidated financial statements.

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

Comparative Data

Certain amounts from prior periods that were presented separately have now been grouped to conform to the current period presentation, including:

■	The reclassification of perpetual license revenue to be included in maintenance revenue on the consolidated statements of operations for the years ended December 31, 2022 and 2021.
■	The reclassification of gain (loss) on earn-out and warrant liabilities to be included in other (expense) income, net on the consolidated statements of operations for the years ended December 31, 2022 and 2021.
■	The reclassification of interest income (expense), net to be included in other (expense) income, net on the consolidated statements of operations for the years ended December 31, 2022 and 2021.
■
The reclassification of depreciation and amortization to be included in cost of revenue, sales and marketing, general and administrative and research and development on the consolidated statements of operations for the years ended December 31, 2022 and 2021.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Business Combination

When we consummate a business combination, the assets acquired, and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the acquisition date fair value of the net identifiable assets acquired. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which  may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as we obtain new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the consolidated statements of operations. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to the business combinations closed in 2022 have not been presented because they are not material to our consolidated financial statements, either individually or in aggregate.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenue and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for determination of standalone selling price for revenue recognition, allowance for doubtful accounts, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, stock-based compensation, purchase price in a business combination, and earn-out liabilities. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

Foreign Currency

The Company has foreign operations where the functional currency has been determined to be the local currency, in accordance with FASB ASC 830, Foreign Currency Matters. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a component of accumulated other comprehensive income in the Company’s consolidated balance sheets. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (expense) income, net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers all investments available with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries which impose regulations that limit the ability to transfer cash out of the country. As of  December 31, 2023 and 2022, the Company’s cash balances at these entities were $13.1 million and $10.8 million, respectively.

Based on our intentions regarding our investments in U.S. treasury bills, we classify these investments as available-for-sale. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for any unrealized losses determined to be related to credit losses, which we record within non-operating income, net in the accompanying consolidated statements of operations.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Short-Term Investments

Short-term investments consist mainly of certificates of deposit held by financial institutions which have an initial maturity of greater than three months but less than or equal to one year at period end.

Prepaid Expenses and Other Current Assets

The prepaid expenses balances as of  December 31, 2023 and 2022 were $7.6 million and $7.1 million, respectively.

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

There were no impairment charges recognized during the years ended December 31, 2023, 2022 and 2021, respectively.

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Leases

The Company adopted ASC 842, Leases, on  January 1, 2022, using the modified retrospective approach and has elected not to restate comparative periods and record a cumulative-effect adjustment as of the effective date. ASC 842 requires companies to generally recognize on the balance sheet operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets.

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

Leases are classified as either operating or finance leases based on certain criteria. This classification determines the timing and presentation of expenses on the income statement, as well as the presentation of the related cash flows and balance sheet. Operating leases are recorded on the balance sheet beginning  January 1, 2022, as operating lease right-of-use assets, accrued expenses and other liabilities, and long-term operating lease liabilities. The Company currently has no material finance leases.

ROU assets and related liabilities are recorded at lease commencement based on the present value of the lease payments over the expected lease term. Lease payments include future increases unless the increases are based on changes in an index or rate. If the rate implicit in the leases was not readily determinable, the Company’s incremental borrowing rate is used to calculate ROU assets and related liabilities. The incremental borrowing rate is determined based on the Company’s estimated credit rating, the term of the lease, the economic environment where the asset resides and full collateralization. Lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term and is allocated within operating expenses in the consolidated statements of operations.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, service, perpetual license and maintenance contracts. The initial commissions are amortized over the anticipated period of asset benefit. We have structured commissions plans such that the commission rate paid on renewal contracts are less than those paid on the initial contract; therefore, it is determined that the renewal commissions are not commensurate with the initial commission, which are related to future contracts with a customer. The renewal commissions are amortized over the average renewal term. We determine the anticipated period of asset benefit and the average renewal term utilizing a portfolio approach, considering our customer contracts, the duration of our relationships with our customers, and the useful life of our technology. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence. No impairment was recorded for the years ended  December 31, 2023, 2022 and 2021.

Amortization of deferred contract costs of $19.0 million, $13.4 million and $9.5 million for the years ended  December 31, 2023, 2022 and 2021, respectively, is included as a component of sales and marketing expenses in our consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet was $54.7 million and $48.6 million as of  December 31, 2023 and 2022, respectively.

Software Development Costs

Costs incurred in the development of new software products and enhancements to existing software products to be accounted for under software revenue recognition guidance are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. These costs, consisting primarily of salaries and related payroll costs, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with ASC 985-20. The Company’s primary on-premises product is DocAve, which is within the scope of subtopic 985-20. DocAve has been available for sale since 2002. Typically, the economic life of software produced is less than five years. As such, any costs subject to capitalization under ASC 985-20 would be fully amortized at this time. As a result, no internally generated software development costs have been capitalized as of  December 31, 2023 and 2022.

We account for costs to develop or obtain internal-use software and implementation costs incurred in hosting arrangements in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. These costs are primarily software purchased for internal use, purchased software licenses, implementation costs, and development costs related to our hosted product, which is accessed by customers on a subscription basis. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Internally developed software costs required to be capitalized as defined by the accounting guidance are not material to our consolidated financial statements.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

■

Maintenance revenue includes revenue from sales of perpetual license and related post-contract support. Perpetual license revenue is recognized upfront upon delivery of the licensed product and/or the utility that enables the customer to access authorization keys, provided that an enforceable contract has been received. While perpetual license revenues today are immaterial, our perpetual licenses are typically sold with post-contract support (“PCS”), which includes unspecified technical enhancements and customer support. Revenue from PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, which is typically one year, as we satisfy the PCS performance obligation.

In rare cases when the software and the related when-and-if available updates are critical to the combined utility of the software, the Company has determined this to be one performance obligation and revenue is recognized ratably over the license term.

Term license and perpetual license revenue recognized at point in time was $31.4 million, $40.0 million and $39.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The remaining revenue amount is recognized over time.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

ASC 606, Revenue from Contracts with Customers, is a single standard for revenue recognition that applies to all of our SaaS, term license and support, services, perpetual license and maintenance arrangements and generally requires revenue to be recognized upon the transfer of control of promised goods or services provided to its customers, reflecting the amount of consideration it expects to receive for those goods or services. Pursuant to ASC 606, revenue is recognized upon the application of the following steps:

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

In determining the SSP of license and support in a term license arrangement we utilize observable inputs and consider the value relationship between support and term license when compared to the value relationship between support and perpetual licenses, the average economic life of our products and software renewal rates. Using a combination of the relative fair value method or the residual value method, the SSP of the performance obligations in an arrangement is allocated to each performance obligation within a sales arrangement.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

We utilize indirect sales channels which leverage Channel Partners. These deals are executed in one of two ways:

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

In the second form, we bill the end user, and the Channel Partner receives a commission. Upon analysis of deals executed through the second form of these channels, we determined that the end user represents our customer due to the fact that the end user purchased goods and/or services that are outputs of our ordinary activities. Consequently, Channel Partners utilized in deals executed through this second model are deemed to be agents of the transaction. In this second form of these arrangements, we recognize revenue upon transfer of the goods and/or services to the end user, and amortize the commission over the anticipated period of asset benefit.

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

Total deferred revenue as of December 31, 2022 was $101.5 million, of which $87.0 million was recognized as revenues for the year ended December 31, 2023.

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

			Deferred
	Accounts	Deferred	contract
	receivable (1)	revenue	costs
	(in thousands)
Balance, December 31, 2022	73,348	101,490	48,553
Balance, December 31, 2023	94,067	129,256	54,675

(1) Accounts receivable is inclusive of accounts receivable, net of allowance for doubtful accounts, current unbilled receivables and long-term unbilled receivables. Long-term unbilled receivables are included in other assets on the consolidated balance sheets. As of December 31, 2023 and 2022, the allowance for doubtful accounts was not material.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

No customer accounted for more than 10% of revenue for the years ended December 31, 2023, 2022 and 2021, and no customer accounted for more than 10% of accounts receivable as of December 31, 2023 and 2022.

As of December 31, 2023, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $307.4 million, of which $254.2 million is related to SaaS and term license and support revenue. We expect to recognize approximately 63% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. To date, we have issued both stock options and restricted stock units (“RSUs”). With respect to equity-classified awards, the Company measured stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost as expense ratably over the requisite service period. With respect to liability-classified awards, the Company measures stock-based compensation cost at the grant date and at each reporting period based on the estimated fair value of the award. Stock-based compensation cost is recognized ratably over the requisite service period, net of actual forfeitures in the period.

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

The Financial Accounting Standards Board Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance as of December 31, 2023, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Valuation allowances recorded against deferred tax assets increased by a net $1.8 million.

For additional information regarding our income taxes, refer to “Note 10 - Income Taxes”.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Noncontrolling Interest

Noncontrolling Interest is recognized as equity in the Company's consolidated balance sheets, is reflected in net income attributable to noncontrolling interest in the consolidated statements of operations and comprehensive loss and is captured within the net income (loss) in the consolidated statements of mezzanine equity and stockholders’ equity. Noncontrolling interests represent ownership interests in the Company's subsidiaries held by third parties. Redeemable noncontrolling interest is measured at the higher of its redeemable value and net income (loss) allocated to the redeemable noncontrolling interest, and is included in mezzanine equity on the consolidated balance sheets. At each reporting period, we increase the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable. These adjustments are recorded as net income attributable to noncontrolling interest on the consolidated statements of operations. Upon expiration of the underlying put option, the redeemable noncontrolling interest is reclassified to equity on the consolidated balance sheets.

As of December 31, 2023 and 2022, the Company controlled and owned 73.82% of MaivenPoint Pte. Ltd. (“MaivenPoint”).

AEPL PTE. LTD. (“AEPL”), an unaffiliated investor

As part of AEPL’s investment in MaivenPoint, the Company granted AEPL a put option which allows AEPL to cause the Company to repurchase AEPL’s shares in MaivenPoint at any time between December 24, 2022, and December 24, 2023, at a price equal to AEPL’s initial investment of approximately $8.3 million. Consequently, the Company records redeemable noncontrolling interest as mezzanine equity in its consolidated balance sheets. On December 24, 2023, the put option expired. As of December 31, 2023 and 2022, AEPL owned 23.20% of MaivenPoint.

I-Access Solutions Pte. Ltd. (“I-Access”)

On February 18, 2022, (the “I-Access Closing Date”), MaivenPoint consummated its acquisition of all of the ordinary shares of I-Access, a Singapore limited company. As a result, I-Access became a wholly owned subsidiary of MaivenPoint. The acquisition was made pursuant to a share purchase agreement, dated as of January 31, 2022, (the “Share Purchase Agreement”), by and among MaivenPoint and the former I-Access shareholders. As part of the transaction price, MaivenPoint granted I-Access a put option which allows I-Access to cause MaivenPoint to repurchase its shares on February 18, 2024, at a price equal to approximately $5.9 million. Consequently, the Company records redeemable noncontrolling interest as mezzanine equity in its consolidated balance sheets. As of December 31, 2023 and 2022, former I-Access shareholders owned 2.98% of MaivenPoint and such shares were included in redeemable noncontrolling interest on the Company’s consolidated balance sheets.

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet effective

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment in this ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. We are currently evaluating the impact ASU 2023-08 will have on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740)” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The amendment in this ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and related disclosures.

3. Business Combination

Apex Technology Acquisition Corporation

The Apex Business Combination was accounted for as a reverse recapitalization as Legacy AvePoint was determined to be the accounting acquirer under ASC 805, Business Combination. This determination was primarily based on Legacy AvePoint comprising the ongoing operations of the combined entity, Legacy AvePoint’s senior management comprising the majority of the senior management of the combined company and the prior stockholders of Legacy AvePoint having a majority of the voting power of the combined entity. In connection with the Apex Business Combination, the outstanding shares of Legacy AvePoint’s preferred stock were redeemed for cash and shares of AvePoint’s common stock and the outstanding shares of Legacy AvePoint’s common stock were converted into AvePoint’s common stock, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Operations and assets and liabilities of the Company prior to the Apex Business Combination in these financial statements are those of Legacy AvePoint. As a result, these financial statements represent the continuation of Legacy AvePoint and the historical stockholders’ deficiency. The accumulated deficit of Legacy AvePoint has been carried forward after the Apex Business Combination.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following transactions occurred in connection with the Apex Business Combination which impacted our mezzanine equity and permanent equity accounts:

■	Shares of Legacy AvePoint common stock were cancelled and converted into 103,831,523 shares of our common stock, par value $0.0001 per share.
■	$106.2 million was paid to holders of Legacy AvePoint common stock in exchange for 10,602,105 shares of common stock (as converted).
■	Shares of Apex Class A common stock were cancelled and converted into 34,982,628 shares of our common stock.
■	Shares of Apex Class B common stock were cancelled and converted into 9,560,000 shares of our common stock.
■	Apex entered into subscription agreements with certain investors, whereby 14,000,000 shares of our common stock were sold at $10.00 per share for an aggregate purchase price of $140.0 million.
■	A portion of Legacy AvePoint preferred stock was cancelled and converted into 28,500,592 shares of our common stock. The remaining preferred stock was redeemed for $130.9 million.
■

Options to purchase Legacy AvePoint common stock (other than certain options held by certain executives and options issued to certain international employees) were cancelled and converted into an option to purchase our common stock with the same terms and conditions (including vesting and exercisability terms) applicable to the corresponding former Legacy AvePoint options.

■

Options to purchase Legacy AvePoint common stock issued to certain international employees were cancelled and converted into an option to purchase our common stock with the same terms and conditions with the exception of fully vested options which incurred an additional month of vesting following the Apex Business Combination to comply with local regulations.

■	Legacy AvePoint Officer Awards, as defined in “Note 15 — Stock-Based Compensation,” were cancelled. Refer to “Note 15 — Stock-Based Compensation” for more information.
■

Put options on Legacy AvePoint Modified Options and Modified Common Stock, as defined in “Note 15 — Stock-Based Compensation”, were cancelled. Refer to “Note 15 — Stock-Based Compensation” for more information.

■	We entered into earn-out agreements to issue additional shares if certain share price milestones are achieved. Refer to “Note 13 — Company Earn-Out and Warrant Liabilities” for more information.
■	We assumed public and private placement warrants from Apex. Refer to “Note 13 — Company Earn-Out and Warrant Liabilities” for more information.

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

I-Access Acquisition

On the I-Access Closing Date, MaivenPoint consummated its acquisition of all of the ordinary shares of I-Access. As a result, I-Access became a wholly-owned subsidiary of MaivenPoint. The acquisition was made pursuant to the Share Purchase Agreement, by and among MaivenPoint and the former I-Access shareholders. The Company, through its subsidiary MaivenPoint, completed the acquisition of I-Access to further expand its SaaS solutions for corporate learning and development. The fair value of the transaction consideration totaled approximately $7.1 million, consisting of: $1.5 million in cash, and contingent consideration measured at a fair value of $5.6 million on the I-Access Closing date. The above-mentioned contingent consideration consists of:

(i) 2.98% of MaivenPoint common shares (of those, 292,440 shares were issued on the I-Access Closing Date and 30,252 shares were held in escrow pending distribution pursuant to the Adjustment for Guaranteed Minimum Revenue (as defined below));

(ii) a put option which allows sellers to cause MaivenPoint to repurchase the shares of MaivenPoint for approximately $5.9 million, upon 24 months from Acquisition Close Date or the occurrence of certain triggering events which are in the control of the Company; and

(iii) earnout in MaivenPoint shares held in escrow at a fair value equal to revenue surplus above the agreed guaranteed minimum revenue amount, of up to approximately $0.7 million, or the return of MaivenPoint shares at a fair value equal to the revenue shortfall below the agreed guaranteed minimum revenue amount, of up to approximately $0.7 million (together, the “Adjustment for Guaranteed Minimum Revenue”). In the event of a revenue shortfall, all shares held in escrow would have been returned to MaivenPoint.

On  April 15, 2022, the Company implemented a management changeover. As a result, pursuant to the terms of the Share Purchase Agreement, the Adjustment for Guaranteed Minimum Revenue was cancelled and the 292,440 MaivenPoint shares issued as consideration on the I-Access Closing Date, the 30,252 MaivenPoint shares held in escrow, the put option on MaivenPoint shares and the earnout in MaivenPoint shares were no longer contingent and were reclassified to mezzanine equity and included in redeemable noncontrolling interest.

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

Purchase Consideration Allocation
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

tyGraph Companies Acquisition

On  September 12, 2022, the Company consummated its acquisition of all of the outstanding shares of tyGraph Incorporated (“tyGraph US”), and AvePoint Ontario Ltd. (“AvePoint Ontario”, a wholly-owned subsidiary of AvePoint) consummated its acquisition of all of the outstanding shares of tyGraph Ltd. (“tyGraph Canada” and, collectively with tyGraph US, the “tyGraph Companies”). On September 12, 2022, tyGraph Canada was merged with and into AvePoint Ontario, with AvePoint Ontario surviving. As a result, the tyGraph Companies became wholly-owned subsidiaries of AvePoint. The acquisition was made pursuant to a share purchase agreement, by and among AvePoint, AvePoint Ontario and the former tyGraph Companies shareholders. The Company completed the acquisition of the tyGraph Companies to further expand its SaaS solutions for providing robust analytics capabilities that enable organizations to uncover workplace engagement. The fair value of the transaction consideration totaled approximately $15.3 million, consisting of: $13.8 million in cash, and 324,845 of shares in the Company measured at a fair value of $1.5 million on the closing date. The above-mentioned cash consideration consisted of:

(i) the cash purchase price of $13.5 million;

(ii) the entire outstanding principal and interest of the loans made to certain tyGraph Companies shareholders which was approximately $0.2 million; and

(iii) unpaid transaction costs incurred by the tyGraph Companies as of the open of business on the closing date which was approximately $0.1 million.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The acquisition-related costs incurred by the Company totaled $0.4 million and are recognized as an expense within general and administrative in the consolidated statements of operations.

The financial results of the tyGraph Companies have been included in our consolidated financial statements since the date of the acquisition. The tyGraph Companies businesses are reported within our reportable segment. In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the tyGraph Companies acquisition as a result of book-to-tax differences primarily related to the technology and software intangibles and customer related assets.

The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

Purchase Consideration Allocation
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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2022	$18,904
Acquisitions	—
Effect of foreign currency translation	252
Balance as of December 31, 2023	$19,156

During the years ended December 31, 2023 and 2022, goodwill was not impaired.

5. Intangible Assets, net

Intangible assets consist of acquired intangible assets and internally-developed software. Amortization expense for intangible assets was $2.1 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. There was no amortization expense for intangible assets for the year ended  December 31, 2021.

A summary of the balances of the Company’s intangible assets as of  December 31, 2023 and 2022 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
			December 31,			December 31,
			2023			2022
	(in thousands)						(in years)
Technology and software, net	7,976	(1,758)	6,218	6,842	(777)	6,065	3.0-10.0
Customer related assets, net	4,546	(640)	3,906	4,799	(477)	4,322	10.0
Content, net	843	(421)	422	830	(138)	692	3.0
Total	$13,365	$(2,819)	$10,546	$12,471	$(1,392)	$11,079

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of  December 31, 2023, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31:
(in thousands)
2024	$2,328
2025	1,946
2026	1,451
2027	1,161
2028	1,016
Thereafter	2,644
Total intangible assets subject to amortization	$10,546

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	December 31,	December 31,
	2023	2022
	(in thousands)
Trade receivables	$60,508	$47,046
Current unbilled receivables	26,295	20,153
Allowance for doubtful accounts	(926)	(725)
	$85,877	$66,474

Long-term unbilled receivables were $8.2 million and $6.9 million as of December 31, 2023 and 2022, respectively, and were included in other assets on the consolidated balance sheets.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
Computer equipment	$6,633	$6,079
Leasehold improvements	4,206	3,823
Furniture and fixtures	1,320	1,316
Building	707	725
Office equipment	390	493
Software	294	347
	13,550	12,783
Less accumulated depreciation and amortization	(8,432)	(7,246)
	$5,118	$5,537

Depreciation and amortization expense was $2.6 million, $2.1 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following components:

	December 31,	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$27,820	$26,585
Current operating lease liabilities	5,337	5,392
Indirect taxes	4,540	3,638
Cloud service fees	3,827	2,285
Professional service fees	2,469	1,464
Accrued partner expenses	1,681	1,445
Income taxes payable	2,053	1,055
Other	6,039	5,920
	$53,766	$47,784

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. The line bears interest at a rate equal to term SOFR plus 3.00% to 3.25% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee ranging from 0.50% to 0.55% depending on the Consolidated Total Leverage Ratio. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by the bank each quarter. The Company pledged, assigned and granted the bank a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the loan and security agreement obligations. As of December 31, 2023, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

The Company has not at any time, including as of December 31, 2023, and for the fiscal year ended December 31, 2023, borrowed under the Loan Agreement.

10. Income Taxes

Pretax loss resulting from domestic and foreign operations is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$(31,398)	$(17,081)	$(23,583)
Foreign	12,784	(16,569)	(9,205)
Pretax loss from continuing operations	$(18,614)	$(33,650)	$(32,788)

The components of the provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current income tax expense:
Federal	$3,188	$1,937	$467
State and local	(1,121)	668	(881)
Foreign	1,691	(1,478)	1,117
Total current income tax expense	3,758	1,127	703
Deferred income tax expense (benefit):
Federal	—	2,370	89
State and local	—	(820)	(12)
Foreign	(871)	2,361	(323)
Total deferred income tax expense (benefit)	(871)	3,911	(246)
Total income tax expense	$2,887	$5,038	$457

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The reconciliation of the amounts at the U.S. federal statutory income tax rate to the company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
U.S. federal statutory tax rate	$(3,909)	$(7,067)	$(6,886)
State and local income taxes, net	(2,077)	(292)	(962)
Stock-based compensation	3,117	(51)	10,865
Executive compensation limitation	449	3,566	—
Fair value of earnout liability	2,165	(828)	(3,946)
GILTI inclusion, net	1,940	—	—
Foreign-derived intangible income deduction	(1,534)	—	—
Transaction costs	—	125	(2,209)
Change in valuation allowance	1,794	12,844	3,085
Deferred rate change	2,076	—	—
Foreign rate differential	(1,107)	(2,066)	440
Return-to-provision adjustments	274	(1,029)	(196)
Permanent differences	(343)	29	334
Other, net	42	(193)	(68)
Total	$2,887	$5,038	$457

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

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	December 31,	December 31,
	2023	2022
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$9,634	$13,775
Deferred revenue	8,653	4,301
Compensation and benefits	6,996	6,567
Research and development expenses	11,086	6,169
Lease liability	2,518	3,622
Foreign tax credits	—	270
Fair value of earnout liability	305	93
Other	26	457
Total Deferred Tax Assets	39,218	35,254
Less: Valuation allowance	(22,469)	(20,808)
Deferred Tax Assets, net	16,749	14,446

Deferred Tax Liabilities:
Property and equipment	(178)	(197)
Amortization	(2,395)	(2,595)
Commissions	(11,543)	(8,384)
Prepaid subscription	(1,569)	(836)
Unbilled receivable	(435)	(1,489)
Right-of-use assets	(2,290)	(3,402)
Total Deferred Tax Liability	(18,410)	(16,903)
Net Deferred Tax Liabilities	$(1,661)	$(2,457)

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred tax assets are included within the consolidated balance sheets as follows:

	December 31,	December 31,
	2023	2022
	(in thousands)
Deferred Tax Assets, net	$1,738	$488
Deferred Tax Liabilities	(3,399)	(2,945)
Net Deferred Tax Liabilities	$(1,661)	$(2,457)

As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for state and local income tax of $14.5 million, which may offset future taxable income. The state NOL carryforwards begin to expire in 2026. The Company also has foreign NOL carryforwards of approximately $41.2 million, which will expire beginning 2024 and NOL carryforward periods vary from 6 years to indefinite period.

Under the provisions of the Internal Revenue Code, the U.S. NOL carryforwards are subjected to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of a 50% cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. The Company may have experienced an ownership change prior to December 31, 2023, however, the Company does not believe its NOL carryforwards would be limited under IRC Section 382. The Company could experience an ownership change in the future which could limit the utilization of certain NOL carryforwards.

ASC 740-10-30-5 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considered all available positive and negative evidence, including the level of historical taxable income, future reversals of existing temporary differences, tax planning strategies, and projected future taxable income. On the basis of this evaluation, a valuation allowance of $22.5 million and $20.8 million was recorded as of December 31, 2023 and 2022, respectively, against certain jurisdictions’ net deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

As of December 31, 2023, the Company did not provide any foreign withholding taxes related to its foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested to fund ongoing operations of the foreign subsidiaries. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties is as follows:

	December 31,	December 31,	December 31,
	2023	2022	2021
	(in thousands)
Beginning balance	$141	$1,088	$5,369
Additions based on tax positions related to the current year	—	—	—
Reduction for tax positions of prior years	—	(12)	(4,281)
Reduction for settlements	—	(935)	—
Expiration of applicable statute of limitations	(7)	—	—
Ending balance	$134	$141	$1,088

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of  December 31, 2023 and 2022, the Company had $0.2 million and $0.2 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. These amounts were included in other non-current liabilities in their respective years. As of December 31, 2023, and December 31, 2022, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was not material.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The tax years 2019 through 2022 generally remain open for examination for federal, state and local tax purposes. The tax years 2013 through 2022 are open and subject to audit by foreign jurisdictions.

11. Leases

The Company is obligated under various non-cancelable operating leases primarily for office space. The initial terms of the leases expire on various dates through 2030. We determine if an arrangement is a lease at inception.

The components of the Company’s operating lease expense are reflected in the consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Lease liability cost	$6,978	$5,945
Short-term lease expenses (1)	777	1,760
Variable lease cost not included in the lease liability (2)	477	261
Total lease cost	$8,232	$7,966

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

During the year ended  December 31, 2023, ROU assets obtained in exchange for new operating lease liabilities amounted to $4.3 million.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Other information related to operating leases is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$7,190	$5,626

As of  December 31, 2023 and 2022, our operating leases had weighted average remaining lease terms of 3.8 years and 4.4 years, respectively, and weighted average discount rates of 5.6% and 5.1%, respectively.

The maturity schedule of the operating lease liabilities as of  December 31, 2023, is as follows:

Year Ending December 31:
(in thousands)
2024	$5,998
2025	4,073
2026	2,513
2027	1,721
2028	789
Thereafter	1,212
Total future lease payments	16,306
Less: Present value adjustment	(1,586)
Present value of future lease payments (1)	$14,720

(1) Includes the current portion of operating lease liabilities of $5.3 million, which is reflected in accrued expenses and other liabilities in the consolidated balance sheets.

As of December 31, 2023, letters of credit have been issued in the amount of $1.0 million as security for operating leases. The letters of credit are secured by certificates of deposit.

During the year ended December 31, 2021, total rent expenses amounted to $6.4 million.

The future minimum rental payments under ASC 840 for all long-term non-cancelable property leases as of  December 31, 2021, were as follows:

Year Ending December 31:
(in thousands)
2022	$5,680
2023	3,808
2024	2,428
2025	1,840
2026	1,438
Thereafter	2,960
$18,154

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies

Purchase Commitments

The Company has outstanding unconditional purchase commitments to procure licenses to use IT software from suppliers. These agreements are negotiated in consideration of the volume of transactions with select suppliers and the associated required transaction volumes are expected to be met through the normal course of business.

In July 2022, the Company signed an unconditional purchase commitment related to the use of Microsoft Office 365 in the amount of $6.1 million payable in three installments during 2022, 2023, and 2024. During the year ended December 31, 2022, the Company paid $1.9 million related to the July 2022 agreement. During the year ended December 31, 2023, the Company paid $2.0 million related to the July 2022 agreement.

In December 2022, the Company signed an unconditional purchase commitment in the amount of $96.0 million to purchase IT solutions over a three-year term. Under this agreement, payments are made upon access to the service and any remaining obligations due at the end of the three-year term in December 2025. Given the Company’s history of procuring similar products, it is expected that cash payments to the supplier will occur in 2023 through 2025 with any remaining amounts coming due in 2025. During the year ended December 31, 2023, the Company paid $21.7 million related to the December 2022 agreement.

The Company is obligated to make the following future minimum payments under the non-cancelable terms of these contracts as of  December 31, 2023:

Years ending December 31,
(in thousands)
2024	$2,213
2025	74,263
2026	—
2027	—
2028	—
Thereafter	—
$76,476

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of December 31, 2023, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements, which are secured by certificates of deposit. As of December 31, 2023, letters of credit have been issued in the amount of $3.4 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

13. Company Earn-Out and Warrant Liabilities

Company Earn-Out

Certain holders of common stock and certain holders of options shall be issued additional shares of AvePoint’s common stock, as follows:

■	1,000,000 shares of AvePoint’s common stock, in the aggregate, if at any time from July 1, 2021 through July 1, 2028 (a) AvePoint’s stock price is greater than or equal to $12.50 over any 20 Trading Days within any 30-day trading period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $12.50 per share;
■	1,000,000 shares of AvePoint’s common stock, in the aggregate, if at any time from July 1, 2021 through July 1, 2028 (a) AvePoint’s stock price is greater than or equal to $15.00 over any 20 Trading Days within any 30-day trading period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $15.00 per share;
■	1,000,000 shares of AvePoint’s common stock, in the aggregate, if at any time from July 1, 2021 through July 1, 2028 (a) AvePoint’s stock price is greater than or equal to $17.50 over any 20 Trading Days within any 30-day trading period or (b) the Company consummates a subsequent transaction, which results in the stockholders of the Company having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $17.50 per share.

The rights described above are hereafter referred to as the “Company Earn-Out Shares”. To the extent that any portion of the Company Earn-Out Shares that would otherwise be issued to a holder of options that remain unvested at the date of the milestones described above, then in lieu of issuing the applicable Company Earn-Out Shares, the Company shall instead issue an award of RSUs of the Company for a number of shares of AvePoint’s common stock equal to such portion of the Company Earn-Out Shares issuable with respect to the unvested options (the “Company Earn-Out RSUs”). In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718. Refer to “Note 15 — Stock-Based Compensation” for more information regarding the Company Earn-Out RSUs.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021, was determined to be $29.6 million. The fair value was remeasured as of  December 31, 2023 and 2022, and was determined to be $18.3 million and $6.6 million, respectively, and included in the earn-out shares’ liabilities in the consolidated balance sheets. As a result, $11.1 million loss, $4.3 million gain and $20.3 million gain was recognized during the years ended December 31, 2023, 2022 and 2021, respectively, and included as other (expense) income, net in the consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

	December 31,	December 31,	July 1,
	2023	2022	2021
Term (in years)	4.50	5.50	7.00
Volatility	55.00%	55.00%	40.00%

Private Warrants to Acquire Common Stock

On July 1, 2021, the Company granted 405,000 private placement warrants with a 5-year term and strike price of $11.50 per share. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are non-transferable and any transfer to an unrelated party would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of  December 31, 2023 and 2022, and was determined to be $0.5 million and $0.2 million, respectively, and included in the other non-current liabilities in the consolidated balance sheets. As a result, $0.3 million loss, $0.2 million gain, and $0.9 million gain was recognized during the years ended December 31, 2023, 2022 and 2021, respectively, and included as other (expense) income, net in the consolidated statements of operations.

14. Mezzanine Equity and Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company is authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 184,652,402 and 185,277,588 shares issued and outstanding, including treasury shares, if any, as of  December 31, 2023 and 2022, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception. During the year ended December 31, 2023, the Company repurchased 6,719,032 shares and retired 10,908,782 shares. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the consolidated balance sheet were reduced by $0.0 million, $38.9 million, and $21.8 million, respectively.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the years ended December 31, 2023 and 2022, the Company purchased 6,719,032 and 4,046,186 shares, respectively, at an average price of $5.81 and $4.92 per share, respectively.

Sponsor Earn-Out Shares

On July 1, 2021 the Company modified the terms of 2,916,700 shares of common stock (“Sponsor Earn-Out Shares”) then held by Apex’s sponsor, such that such shares will be subject to the following vesting provisions:

■	100% of the Sponsor Earn-Out Shares shall vest and be released if at any time through July 1, 2028, AvePoint’s stock price is greater than or equal to $15.00 (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30-day trading period; and
■	100% of the remaining Sponsor Earn-Out Shares that have not previously vested shall vest and be released if at any time through July 1, 2028, the Company consummates a subsequent transaction.

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  December 31, 2023.

Public Warrants to Acquire Common Stock

On July 1, 2021, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint’s common stock and the warrants are exercisable from the date of issuance through July 1, 2026. The public warrants are equity classified and its fair value, based on the publicly traded warrants, was $59.3 million on July 1, 2021, and included in the additional paid-in capital on the consolidated balance sheets. As of  December 31, 2023 and 2022, all 17,500,000 warrants remain outstanding.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Redeemable Noncontrolling Interest

On December 24, 2020, AEPL, an unaffiliated entity, acquired a redeemable noncontrolling interest in MaivenPoint through the contribution of $7.5 million. As of December 31, 2020, AvePoint owned a 77.78% interest in MaivenPoint and AEPL owned a 22.22% interest in MaivenPoint.

On February 11, 2021, AEPL acquired additional redeemable noncontrolling interest in MaivenPoint through the contribution of $0.8 million. At the transaction closing date, AvePoint owned a 76.09% interest in MaivenPoint and AEPL owned a 23.91% interest in MaivenPoint. As part of AEPL’s initial and subsequent investment in MaivenPoint, the Company granted AEPL a put option which allows AEPL to cause the Company to repurchase AEPL’s shares in MaivenPoint at any time between December 24, 2022, and December 24, 2023, at a price equal to AEPL’s initial and subsequent investment amounts.

On February 18, 2022, MaivenPoint consummated the acquisition of 100% of the equity in I-Access for an aggregate purchase price of approximately $7.1 million. The negotiated transaction consideration includes MaivenPoint issuing shares and rights for shares which both also subject to a guaranteed minimum revenue provision (the “GMR”), and granting the former I-Access shareholders a put option which allows sellers to cause MaivenPoint to repurchase the shares of MaivenPoint for approximately $5.9 million, upon 24 months from Acquisition Close Date or the occurrence of certain triggering events which are in the control of the Company. Under the GMR the former I-Access shareholders may have earned additional shares or return shares base on a revenue surplus and shortfall outcome.

On April 15, 2022, the Company implemented a management changeover. As a result, pursuant to the terms of the Share Purchase Agreement, the GMR was cancelled and the 292,440 MaivenPoint shares issued as consideration on the I-Access Closing Date, the 30,252 MaivenPoint shares held in escrow, and the put option on MaivenPoint shares were no longer contingent, reclassified to mezzanine equity and included in redeemable noncontrolling interest. From the date the GMR was cancelled to December 31, 2023, AvePoint owned a 73.82% interest in MaivenPoint, AEPL owned a 23.20% interest in MaivenPoint and the former I-Access shareholders owned a 2.98% interest in MaivenPoint.

On December 24, 2023, the put option granted to AEPL expired. The redeemable noncontrolling interest owned by AEPL was reclassified to equity and is presented in the Stockholders’ equity section of the consolidated balance sheets for the year ended December 31, 2023.

During  February 2024, certain of the former I-Access shareholders submitted notices of exercise of the put option of approximately $5.5 million.

The roll forward of the balance of the redeemable noncontrolling interest is as follows:

	Redeemable Noncontrolling Interest
	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning balance	$14,007	$5,210	$3,061
Issuance of redeemable noncontrolling interest	—	5,794	238
Reclassification of redeemable noncontrolling interest	(8,148)	—	—
Net loss attributable to redeemable noncontrolling interest	(38)	(401)	(847)
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	5	61	(63)
Adjustment to present redemption value	212	3,343	2,821
Ending balance	$6,038	$14,007	$5,210

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of December 31, 2023, 23,202,700 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options, restricted stock and restricted stock units to employees, directors and consultants.

Stock-based compensation was included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$3,161	$2,640	$3,477
Sales and marketing	9,518	11,393	15,906
General and administrative	19,338	19,398	24,063
Research and development	4,031	3,787	16,062
Total stock-based compensation	$36,048	$37,218	$59,508

Total tax benefit related to vested or exercised awards during the years ended  December 31, 2023, 2022 and 2021 was $2.5 million, $2.2 million and $0.03 million, respectively.

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

The weighted-average grant date fair value of options granted in the years ended  December 31, 2023, 2022 and 2021 was $2.49, $2.71 and $4.09, respectively. The Company calculates the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected term. Expected volatility is based on historical and implied volatility of a group of peer entities over a similar expected term. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term.

The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2023	2022	2021
Expected term (in years)	6.11	6.11	6.11
Expected volatility	59.19%	45.18%	43.31%
Risk-free rate	3.63%	2.16%	0.94%
Dividend yield	—	—	—

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s stock option activity during the year ended  December 31, 2023 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life

Balance, January 1, 2023	29,167,803	$4.05	6.53
Granted	1,125,374	4.22	—
Exercised	(2,840,716)	1.96	—
Forfeited or expired	(260,276)	7.03	—
Balance, December 31, 2023	27,192,185	$4.25	5.91

As of December 31, 2023, the following table summarizes information about outstanding and exercisable stock options:

	Outstanding			Exercisable
Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$ 0.16 - $ 1.34	5,401,719	2.68	$1.28	5,401,719	2.68	$1.28
$ 1.52 - $ 1.89	4,051,290	4.74	1.61	4,051,290	4.74	1.61
$ 3.90 - $ 9.64	17,739,176	7.16	5.75	11,785,430	6.93	5.44
	27,192,185	5.91	$4.25	21,238,439	5.43	$3.65

As of  December 31, 2023, there was $15.7 million in unrecognized compensation costs related to all non-vested options. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

As of  December 31, 2023, the Company had 27,192,185 options outstanding and 21,238,439 options exercisable with intrinsic values of $115.5 million and $101.2 million, respectively. During the year ended December 31, 2023, 2,840,716 options were exercised, with a total intrinsic value of $11.8 million. During the year ended December 31, 2022, 1,799,665 options were exercised, with a total intrinsic value of $6.6 million. During the year ended December 31, 2021, 5,141,331 options were exercised, with a total intrinsic value of $40.0 million. Total cash received from exercise of options during the years ended December 31, 2023, 2022 and 2021 was $5.6 million, $2.8 million and $5.6 million, respectively.

Restricted Stock Units

In addition to Stock Options granted under the 2021 Plan, 6,752,588 RSUs were granted under the 2021 Plan in 2023. The compensation costs for stock option awards are accounted for in accordance with ASC 718, Compensation-Stock Compensation. RSUs vest over a four-year service period from the grant date and are measured at the fair market value of the underlying stock at the grant date.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s RSU activity during the year ended  December 31, 2023 is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested as of December 31, 2022	8,392,543	$7.10
Granted	6,752,588	4.38
Vested	(3,253,130)	7.02
Forfeited	(1,189,412)	5.94
Unvested as of December 31, 2023	10,702,589	$5.54

The per share weighted-average grant date fair value of RSUs granted during the years ended  December 31, 2023, 2022 and 2021 was $4.38, $5.55 and $9.64, respectively.

The total fair value of shares vested during the years ended  December 31, 2023, 2022 and 2021 was $18.9 million, $8.2 million and $9.5 million, respectively.

As of  December 31, 2023, there was $52.4 million in unrecognized compensation costs specific to the non-vested RSUs under the 2021 Plan. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Company Earn-Out RSUs

The compensation costs for Company Earn-Out RSUs are accounted for in accordance with ASC 718, Compensation-Stock Compensation. In order to capture the market conditions associated with the Company Earn-Out RSUs, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out RSUs’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the grant-date fair value of the Company Earn-Out RSUs on July 1, 2021, was determined to be $2.5 million. The stock options underlying the Earn-Out RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. If the contingent milestones of the Earn-Out RSUs are not met by the seventh anniversary of the Apex Business Combination, the holders of the underlying stock options will not receive the Earn-Out RSUs. For the years ended  December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense of $0.9 million, $0.9 million and $0.4 million, respectively, related to these Earn-Out RSUs.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Put and Call Options

On December 26, 2019, the Company granted put options to certain of the Company’s management, to request a redemption of 3,113,170 shares of common stock (“Modified Common Stock”) or 5,148,777 shares underlying options to acquire common stock (“Modified Options”, collectively, “Eligible Shares”) during the period from March 25, 2025, to April 26, 2025 (the “Settlement Period”) or, if earlier, the 30 day period following a Qualifying Termination for a redemption price per share equal to the fair market value, as determined by AvePoint’s Board of Directors; provided, that if a redemption request is delivered following a Qualifying Termination, the Company shall pay the redemption price during the Settlement Period unless the holders of Series C Preferred Stock consent to the payment of the redemption price by the Company within the 30 day period following the Qualifying Termination. In addition, the Company has a right to purchase all or any portion of the Eligible Shares at any time for a purchase price per share equal to the fair market value.

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

July 1,
2021
Expected term (in years)	4.10
Expected volatility	34.44%
Risk-free rate	0.79%
Dividend yield	—

For the year ended December 31, 2021, the Company recorded stock-based compensation expenses of $11.8 million, related to these options. These costs have been recorded in costs of revenue and operating expenses in the consolidated statements of operations.

During 2021, 1,365,503 options included in Modified Options were exercised. As a result of exercises of the Modified Options during 2021, $15.4 million of the liability balance related to Modified Options was reclassified to liability-classified outstanding shares within the six months from the time of exercise. During 2021, $6.9 million of the liability balance for these outstanding shares was reclassified to mezzanine equity as a result of the completion of six months from the time of the exercise of 690,474 options. As of July 1, 2021, the Apex Business Combination date, the liability balance related to this Modified Common Stock was $49.7 million. For the year ended  December 31, 2022, the Company recorded stock-based compensation expense of $1.2 million, related to this Modified Common Stock.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Fair Value Measurements

Fair value is defined by ASC 820, Fair Value Measurement (ASC 820) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

■	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
■	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
■	Level 3 — Unobservable inputs for the asset or liability.

	Year Ended December 31,
	2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,533	$—	$1,533
Money market funds	—	4,423	—	4,423
U.S. treasury bills	—	171,841	—	171,841
Short term investments:
Certificates of deposit (1)	—	3,721	—	3,721
Other assets:
Notes receivables (3)	—	—	1,840	1,840
Total	$—	$181,518	$1,840	$183,358
Liabilities:
Earn-out shares liabilities:
Earn-out shares (2)	$—	$—	$18,346	$18,346
Other non-current liabilities:
Warrant liabilities (2)	—	533	—	533
Total	$—	$533	$18,346	$18,879

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,693	$—	$1,693
Money market funds	—	188,769	—	188,769
Short term investments:
Certificates of deposit (1)	—	2,620	—	2,620
Other assets:
Certificates of deposit (1)	—	162	—	162
Total	$—	$193,244	$—	$193,244
Liabilities:
Earn-out shares liabilities:
Earn-out shares (2)	$—	$—	$6,631	$6,631
Other non-current liabilities:
Warrant liabilities (2)	—	227	—	227
Total	$—	$227	$6,631	$6,858

(1) The majority of certificates of deposit are foreign deposits.

(2) Refer to “Note 13 - Company Earn-Out and Warrant Liabilities” for further details.

(3) Other assets include yielding loan notes to Lumens Capital Partners, Ltd. (“LCP”) with a total commitment of up to $5.0 million and maturities of greater than twelve months. See “Note 21 - Subsequent Events” for more information. The notes bear interest at an annual rate equal to 8%. During the years ended December 31, 2023 and 2022, new notes receivables issued were $1.3 million and $0.5 million, respectively. Fair values are based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s available-for-sale securities measured at fair value as of  December 31, 2023.

	Year Ended December 31,
	2023
	(in thousands)
	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses
U.S. treasury bills	$171,815	$171,841	$26	$—
Total	$171,815	$171,841	$26	$—

The contractual maturity of the available-for-sale securities held as of December 31, 2023 was within one year.

The following table presents the reconciliation in Level 3 instruments which consisted of earn-out shares liabilities which were measured on a recurring basis for the year ended December 31, 2023.

Year Ended December 31,
2023
(in thousands)
Opening balance	$6,631
Total gains or losses from the period
Included in other (expense) income, net	11,148
Reclass from Earnout-RSU	567
Closing balance	$18,346

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Segment information

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

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue:
North America	$118,490	$102,025	$83,034
EMEA	81,753	71,635	58,285
APAC	71,582	58,679	50,590
Total revenue	$271,825	$232,339	$191,909

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue:
United States	$115,799	$100,870	$83,034
Germany	35,775	30,625	23,574
Singapore	30,974	21,915	16,580
Japan	22,547	21,348	23,360

The following table sets forth property and equipment, net held within the United States, China and foreign countries:

	December 31,	December 31,
	2023	2022
	(in thousands)
Property and equipment, net:
United States	$1,137	$1,279
China	1,915	2,982
Other	2,066	1,276
Total property and equipment, net	$5,118	$5,537

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18. Other (expense) income, net

Other (expense) income, net is disaggregated as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
(Loss) gain on earn-out and warrant liabilities	$(11,454)	$4,497	$21,233
Interest income (expense), net	26	(40)	102
Profits on securities	8,895	2,811	16
Foreign currency exchange (loss) gain, net	(778)	112	(877)
Other, net	48	36	229
Other (expense) income, net	$(3,263)	$7,416	$20,703

19. Loss Per Share

Basic loss per share available to the Company’s common shareholders (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In computing diluted EPS, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of common stock resulting from outstanding share-based payment awards, warrants, earn-outs and the conversion of convertible preferred shares. The Company applies the two-class method in calculating loss per share. The Company’s Sponsor Earn-Out Shares described in “Note 14 — Mezzanine Equity and Stockholders’ Equity” are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below. As losses were incurred during all periods presented, no earnings per share exists for the Sponsor Earn-Out Shares.

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except
	per share amounts)
Loss per share available to common stockholders, excluding sponsor earn-out stockholders
Numerator:
Net loss	$(21,501)	$(38,688)	$(33,245)
Net income attributable to noncontrolling interest	(224)	(2,942)	(1,974)
Net loss attributable to AvePoint, Inc.	$(21,725)	$(41,630)	$(35,219)
Deemed dividends on preferred stock	—	—	(32,928)
Total net loss available to common stockholders	$(21,725)	$(41,630)	$(68,147)
Denominator:
Weighted average common shares outstanding	182,257	181,957	141,596
Effect of dilutive securities	—	—	—
Weighted average diluted shares	182,257	181,957	141,596

Basic and diluted loss per share available to common stockholders, excluding sponsor earn-out stockholders	$(0.12)	$(0.23)	$(0.48)

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

To arrive at net loss available to common stockholders, the Company deducted net income attributable to the noncontrolling interest in MaivenPoint and deemed dividends, which related to the redemption, extinguishment, and remeasurement of preferred stock.

For the years ended December 31, 2023, 2022 and 2021, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Stock options	27,192	29,168	30,480
Restricted stock units	10,703	8,493	5,167
Warrants	17,905	17,905	17,905
Company Earn-Outs	3,000	3,000	3,000
Total potentially dilutive securities	58,800	58,566	56,552

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

Growth Equity Fund

On February 28, 2024 the Company entered into an agreement with LCP to form the A3 Ventures Fund 1, L.P. (the “A3V Fund”). The A3V Fund will focus its investments in companies in the growth equity phase, as well as mature cashflow generating businesses with strong growth potential; and located in established enterprise software markets that map to LCP’s and the Company’s professional expertise and geographical footprint. The Company has committed $50.0 million to the A3V Fund, which will be called as needed for portfolio investments and to pay fees and expenses of the A3V Fund. Other institutional investors and/or high net worth individuals will also be allowed to commit capital to the A3V Fund.

PART II

Items 9 and 9A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weakness described below.

Notwithstanding such material weakness in internal control over financial reporting, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our audited consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Previously Disclosed Material Weaknesses

During fiscal years 2021 and 2022, with the oversight of the Audit Committee of the Board of Directors, the Company began in 2021 implementing a remediation plan (the “Remediation Plan”), to address the material weaknesses identified in 2021 and remained as of December 31, 2022. The Remediation Plan coincided with and is incorporated into our overarching Sarbanes-Oxley Act of 2002 compliance implementation plan, include, but are not limited to:

■

the hiring of personnel with technical accounting and financial reporting experience to further enhance our ability to accurately and expediently respond to increased accounting and financial complexities, and to aid in further identification and oversight with respect to disclosure control activities in response;

■	the engagement of external consultants in the assistance of the evaluation of complex accounting matters; and
■	the establishment of formalized internal controls to review and maintain segregation of duties between appropriate control operators.

As a result of the above remediation efforts, we consider the following previously disclosed material weaknesses to be remediated as of December 31, 2023:

■	the identification, review and accounting for nonroutine transactions and/or complex accounting transactions; and
■	segregation of duties with respect to the processing of financial transactions.

PART II

Items 9A

Despite the progress discussed above, during 2022 and 2023 we were unable to remediate all of the material weaknesses that were identified in the prior year as our initial design of certain controls, particularly around ensuring accuracy and completeness of the information used in a control, upon testing were determined insufficient. Newly designed controls required additional time to demonstrate operating effectiveness.

While we believe that our efforts have improved our internal control over financial reporting and resulted in the remediation of certain of the material weaknesses identified as of December 31, 2022, remediation of the material weakness identified as of December 31, 2023 will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our system of internal control was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on management’s assessment, our principal executive officer and principal financial and accounting officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified deficiencies in a principle associated with the control activities component of the COSO framework. These control deficiencies constitute a material weakness in the aggregate, related to selecting and developing control activities that contribute to the mitigation of risks and support the achievement of objectives. Specifically, the Company did not design and implement control activities to address the accuracy and completeness of certain information that is relevant for control owners to perform their control activities over financial accounting, reporting and disclosures.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting. Deloitte & Touche LLP’s report appears on page 109 of this Annual Report on Form 10-K.

PART II

Items 9A

2024 Remediation Plan

Our management has been and continues to be committed to remediating this material weakness and has identified and implemented several steps to enhance our internal controls over financial reporting. We have implemented a remediation plan (the “2024 Remediation Plan”), which includes actions not limited to:

■	enhance the design of controls that address the accuracy and completeness of reports being utilized in the execution of internal controls; and
■	establishing additional training related to address the accuracy and completeness of data used controls and the level of documentation required to evidence control activities.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items 9A

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of AvePoint, Inc and its subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AvePoint, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company has identified deficiencies in a principle associated with the control activities component of the COSO Framework. These control deficiencies constitute a material weakness in the aggregate related to selecting and developing control activities that contribute to the mitigation of risks and support the achievement of objectives. Specifically, the Company did not design and implement control activities to address the accuracy and completeness of certain information that is relevant for control owners to perform their control activities over financial accounting, reporting and disclosures.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 29, 2024

PART II

Items 9A

ITEM 9B. OTHER INFORMATION

On December 8, 2023, James Caci, Chief Financial Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “Caci 10b5-1 Plan”). The Caci 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Caci 10b5-1 Plan provides for the sale of up to 110,215 shares of the Company’s common stock from time to time between March 20, 2024 and December 8, 2025. Due to the pricing conditions set forth in the Caci 10b5-1 Plan, the number of shares actually sold under the plan may be less than the maximum number of shares that can be sold. The Caci 10b5-1 Plan will expire on December 8, 2025, or earlier if all shares under the plan are sold prior to that date.

Growth Equity Fund

The Company formed AvePoint Ventures, LLC (“APV”), a wholly owned subsidiary, for the sole purpose of investing in A3 Ventures Fund 1, L.P., a Cayman Islands exempted limited partnership (the “A3V Fund”) formed and managed by Lumens Capital Partners, Ltd., a Singapore-based private fund adviser (collectively with its affiliates, “LCP”). On February 28, 2024 the Company entered into an agreement with APV and A3V Fund. APV shall serve as the cornerstone investor for the A3V Fund, which will focus its investments in companies (a) in the growth equity phase (i.e., “Series B” equity offerings and onwards) as well as mature cashflow generating businesses with strong growth potential; and (b) located in established enterprise software markets that map to LCP’s and the Company’s professional expertise and geographical footprint – in particular, USA, England, France, Germany, Japan, South Korea, Singapore, and Australia.

The A3V Fund will seek primarily controlling stakes in such portfolio companies, whether through equity, debt, or hybrid investments. LCP will manage the A3V Fund, and lead in the selection, monitoring and guidance of investments, seeking to enhance capital efficiency and business discipline through the scaling process until exit. APV shall assist LCP in managing the portfolio companies, using its professional expertise, as well as its software development and technology resources and platforms. In consideration for its participation in the A3V Fund as a cornerstone investor, APV will receive a portion of any performance allocations to be received by LCP in addition to any profits on its capital investments. APV will be entitled to appoint a representative to the limited partner advisory committee and will have certain consent rights with respect to fundamental matters regarding LCP and the A3V Fund. Other institutional investors and/or high net worth individuals will also be allowed to commit capital to the A3V Fund.

APV has committed US $50 million to the A3V Fund, which will be called as needed for portfolio investments and to pay fees and expenses of the A3V Fund.

PART II, PART III

Items 9C, 10, 11, 12, 13, 14

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our Executive Officers and biographical information appears in Part I, Item 1 of this Annual Report. Information about our directors may be found in our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of fiscal year ended December 31, 2023. The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Corporate Governance,” “Election of Directors,” and “Named Executive Officers.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the section of the Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Schedules

Our consolidated financial statements can be found in Part II, Item 8 of this Annual Report. Financial statement schedules have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

b.	Exhibits

The following documents are filed as part of, furnished with, or incorporated by reference into, this Annual Report, in each case as indicated therein.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement and Plan of Reorganization, dated November 23, 2020, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	March 9, 2021
2.2	Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated December 30, 2020, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	December 30, 2020
2.3	Amendment No. 2 to Business Combination Agreement and Plan of Reorganization, dated March 8, 2021, by and among Apex, Merger Subs and AvePoint.	Form 8-K	001-39048	2.1	March 9, 2021
2.4	Amendment No. 3 to Business Combination Agreement and Plan of Reorganization, dated May 18, 2021, by and among Apex, Merger Subs and AvePoint.	Form 10-Q	001-39048	10.3	May 19, 2021
2.5	Agreement and Plan of Merger, dated as of July 23, 2021, by and between AvePoint, Inc. and AvePoint US, LLC	Form 8-K	001-39048	2.1	July 30, 2021
3.1	Amended and Restated Certificate of Incorporation of AvePoint, Inc.	Form 8-K	001-39048	3.1	July 7, 2021
3.2	Amended and Restated Bylaws of AvePoint, Inc.	Form 10-K	001-39048	3.2	March 31, 2023
4.1	Specimen Common Stock Certificate.	Form S-4/A	333-252712	4.4	May 20, 2021
4.2	Specimen Warrant Certificate.	Form S-1	333-233299	4.3	August 30, 2019
4.3	Description of Capital Stock	Form 10-K	001-39048	4.3	March 31, 2023

10.1	Warrant Agreement, dated September 16, 2019, by and between Continental Stock Transfer & Trust Company and Apex.	Form 8-K	001-39048	4.1	September 20, 2019
10.1	Form of PIPE Subscription Agreement	Form 8-K	001-39048	10.7	November 23, 2020
10.2	Form of Amendment No. 1 to PIPE Subscription Agreements	Form S-4	333-252712	10.15	May 20, 2021
10.3	Form of Lock-Up Agreement	Form 8-K	001-39048	10.3	November 23, 2020
10.4	Amended and Restated Registration Rights Agreement, dated July 1, 2021, by and among AvePoint and certain stockholders of AvePoint.	Form 8-K	001-39048	10.4	July 7, 2021
10.5†	Form of Indemnification Agreement.	Form S-4	333-252712	10.29	May 20, 2021
10.6†	AvePoint 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.6	July 7, 2021
10.7†	Form of Stock Option Grant Package under AvePoint 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.7	July 7, 2021
10.8†	Form of RSU Grant Package under 2006 Equity Incentive Plan.	Form 8-K	001-39048	10.8	July 7, 2021
10.9†	AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.15	February 4, 2021
10.10†	Form of Stock Option Grant Notice under AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.16	February 4, 2021
10.11†	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	Form S-4	333-252712	10.17	February 4, 2021
10.12†	AvePoint 2021 Equity Incentive Plan.					X
10.13†	Form of Stock Option Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.13	July 7, 2021
10.14†	Form of RSU Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.14	July 7, 2021
10.15†	AvePoint 2021 Employee Stock Purchase Plan.	Form S-4	333-252712	10.19	February 4, 2021
10.16+^	Loan and Security Agreement, dated April 7, 2020, by and between HSBC Ventures USA Inc. and AvePoint, Inc.	Form S-4	333-252712	10.24	February 4, 2021

10.17+^	Limited Consent and First Amendment to Loan and Security Agreement, dated July 1, 2021, by and among AvePoint Operations Inc. (f/k/a AvePoint, Inc.), HSBC Ventures USA Inc. and AvePoint US, LLC.	Form 8-K	001-39048	10.21	July 7, 2021
10.18+^	Assignment and Assumption Agreement, dated July 1, 2021, by and among AvePoint Operations, Inc. (f/k/a AvePoint, Inc.), HSBC Ventures USA Inc. and AvePoint US, LLC.	Form 8-K	001-39048	10.22	July 7, 2021
10.19+^	Pledge Agreement, dated July 1, 2021, by and between AvePoint, Inc. and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.23	July 7, 2021
10.20+^	Limited Guaranty, dated July 1, 2021, by and between AvePoint, Inc. and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.24	July 7, 2021
10.21+^	Assignment and Assumption Agreement, dated as of July 23, 2021, by and among AvePoint, Inc., AvePoint US, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.1	July 30, 2021
10.22+^	Limited Consent and Waiver to Loan and Security Agreement, dated as of July 23, 2021, by and among AvePoint, Inc., AvePoint US, LLC, AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.2	July 30, 2021
10.23+^	Second Amendment to Loan and Security Agreement, dated October 31, 2021, by and among AvePoint, Inc., AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.8	November 1, 2021
10.24+^	Annex A to Second Amendment to Loan and Security Agreement, dated October 31, 2021, by and among AvePoint, Inc., AvePoint Public Sector, Inc., AvePoint Holdings USA, LLC, and HSBC Ventures USA Inc.	Form 8-K	001-39048	10.9	November 1, 2021
10.25†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Xunkai Gong.	Form S-4	333-252712	10.21	February 4, 2021
10.26†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Tianyi Jiang.	Form S-4	333-252712	10.22	February 4, 2021
10.27†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Brian Brown.	Form S-4	333-252712	10.23	February 4, 2021
10.28†	Employment Agreement, dated August 10, 2021, by and between AvePoint and James Caci.	Form 8-K	001-39048	10.1	August 16, 2021
10.29	2022 Performance-Based Annual Incentive Plan	Form 10-K	001-39048	10.29	March 31, 2023
10.30	Loan and Security Agreement, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association.	Form 8-K	001-39048	10.1	November 6, 2023
10.31	Pledge Agreement, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association.	Form 8-K	001-39048	10.2	November 6, 2023
10.32	Revolving Note, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association.	Form 8-K	001-39048	10.3	November 6, 2023

21.1	List of Subsidiaries.	X
23.1	Consent of Deloitte and Touche LLP, independent registered public accounting firm.	X
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Compensation Recovery Policy.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104.1	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).	X

**	Furnished herewith. Any exhibit furnished herewith (including the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto) are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†	Indicates a management contract or compensatory plan, contract or arrangement.
^	Certain portions of this Exhibit will be omitted because they are not material and would likely cause competitive harm to us if disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

AVEPOINT, INC.

Date: February 29, 2024	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2024	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Xunkai Gong	Executive Chairman and Director	February 29, 2024
Xunkai Gong

/s/ Tianyi Jiang	Chief Executive Officer and Director	February 29, 2024
Tianyi Jiang	(Principal Executive Officer)

/s/ James Caci	Chief Financial Officer	February 29, 2024
James Caci	(Principal Financial and Accounting Officer)

/s/ Brian Michael Brown	Chief Legal and Compliance	February 29, 2024
Brian Michael Brown	Officer, Secretary, and Director

/s/ Janet Schijns	Director	February 29, 2024
Janet Schijns

/s/ Jeff Teper	Director	February 29, 2024
Jeff Teper

/s/ John Ho	Director	February 29, 2024
John Ho

/s/ Jeff Epstein	Director	February 29, 2024
Jeff Epstein