Form 10-Q
period 2024-03-31
AvePoint, Inc.
filed 2024-05-09
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

(804) 314-5903

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

As of May 8, 2024 there were 185,290,143 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2024

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, the events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, and the "Risk Factors" section of this Quarterly Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$215,489	$223,162
Short-term investments	3,795	3,721
Accounts receivable, net of allowance for doubtful accounts of $792 and $926, respectively	73,404	85,877
Prepaid expenses and other current assets	11,037	12,824
Total current assets	303,725	325,584
Property and equipment, net	4,906	5,118
Goodwill	18,692	19,156
Intangible assets, net	10,165	10,546
Operating lease right-of-use assets	12,887	13,908
Deferred contract costs	52,595	54,675
Other assets	10,848	13,595
Total assets	$413,818	$442,582
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$7,347	$1,384
Accrued expenses and other liabilities	40,917	53,766
Current portion of deferred revenue	115,197	121,515
Total current liabilities	163,461	176,665
Long-term operating lease liabilities	8,121	9,383
Long-term portion of deferred revenue	7,372	7,741
Earn-out shares liabilities	17,140	18,346
Other non-current liabilities	4,976	5,603
Total liabilities	201,070	217,738
Commitments and contingencies (Note 9)
Mezzanine equity
Redeemable noncontrolling interest	—	6,038
Total mezzanine equity	—	6,038
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 185,216 and 184,652 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	19	18
Additional paid-in capital	677,926	667,881
Accumulated other comprehensive income	2,693	3,196
Accumulated deficit	(469,517)	(460,496)
Noncontrolling interest	1,627	8,207
Total stockholders’ equity	212,748	218,806
Total liabilities, mezzanine equity, and stockholders’ equity	$413,818	$442,582

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
SaaS	$51,311	$35,512
Term license and support	10,005	10,904
Services	10,481	9,747
Maintenance	2,737	3,409
Total revenue	74,534	59,572
Cost of revenue:
SaaS	9,770	7,895
Term license and support	416	461
Services	10,073	9,351
Maintenance	183	183
Total cost of revenue	20,442	17,890
Gross profit	54,092	41,682
Operating expenses:
Sales and marketing	29,939	26,851
General and administrative	16,868	14,648
Research and development	10,486	9,015
Total operating expenses	57,293	50,514
Loss from operations	(3,201)	(8,832)
Other income, net	3,404	1,628
Income (loss) before income taxes	203	(7,204)
Income tax expense	2,157	1,978
Net loss	$(1,954)	$(9,182)
Net (loss) income attributable to noncontrolling interest	(238)	15
Net loss available to common shareholders	$(1,716)	$(9,197)
Basic and diluted loss per share	$(0.01)	$(0.05)
Basic and diluted shares used in computing loss per share	181,495	182,818

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(1,954)	$(9,182)
Other comprehensive (loss) income net of taxes
Reclassification adjustment for net gains on available-for-sale securities included in net loss	(100)	—
Foreign currency translation adjustments	(478)	84
Total other comprehensive (loss) income	(578)	84
Total comprehensive loss	$(2,532)	$(9,098)
Comprehensive (loss) income attributable to noncontrolling interests	(311)	50
Total comprehensive loss attributable to AvePoint, Inc.	$(2,221)	$(9,148)

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2024
	Redeemable	Total					Accumulated
	noncontrolling	mezzanine			Additional		Other		Total
	interest	equity	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2023	$6,038	$6,038	184,652,402	$18	$667,881	$(460,496)	$3,196	$8,207	$218,806
Proceeds from exercise of options	—	—	293,361	—	784	—	—	—	784
Common stock issued upon vesting of restricted stock units	—	—	2,028,720	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,458	—	—	—	9,458
Accretion of redeemable noncontrolling interest	(99)	(99)	—	—	—	99	—	—	99
Redemption of noncontrolling interest	(5,926)	(5,926)	—	—	6,379	—	2	(6,381)	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(137)	—	—	—	(137)
Repurchase and retirement of common stock	—	—	(1,758,850)	—	(6,438)	(7,305)	—	—	(13,743)
Comprehensive loss:
Net loss	(5)	(5)	—	—	—	(1,815)	—	(134)	(1,949)
Reclassification adjustment for net gains on available-for-sale securities included in net loss	—	—	—	—	—	—	(100)	—	(100)
Foreign currency translation adjustments	(8)	(8)	—	—	—	—	(405)	(65)	(470)
Balance, March 31, 2024	$—	$—	185,215,633	$19	$677,926	$(469,517)	$2,693	$1,627	$212,748

	Three Months Ended March 31, 2023
	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$229,147
Proceeds from exercise of options	—	—	680,385	—	1,131	—	—	—	—	1,131
Common stock issued upon vesting of restricted stock units	—	—	1,254,710	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,104	—	—	—	—	8,104
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(182)	—	—	—	—	(182)
Repurchase of common stock	—	—	(424,876)	—	—	424,876	(1,811)	—	—	(1,811)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(9,182)	—	(9,182)
Net income attributable to and accretion of redeemable noncontrolling interest	15	15	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustments	35	35	—	—	—	—	—	—	49	49
Balance, March 31, 2023	$14,057	$14,057	186,787,807	$19	$674,768	4,614,626	$(23,477)	$(426,124)	$2,055	$227,241

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net loss	$(1,954)	$(9,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,295	1,134
Operating lease right-of-use assets expense	1,420	1,749
Foreign currency remeasurement loss (gain)	580	(175)
Stock-based compensation	9,458	8,104
Deferred income taxes	(72)	(82)
Other	(146)	(1,566)
Change in value of earn-out and warrant liabilities	(1,490)	109
Changes in operating assets and liabilities:
Accounts receivable	10,933	10,049
Prepaid expenses and other current assets	1,718	3,571
Deferred contract costs and other assets	4,447	2,987
Accounts payable, accrued expenses, operating lease liabilities and other liabilities	(14,293)	(12,828)
Deferred revenue	(4,140)	(2,620)
Net cash provided by operating activities	7,756	1,250
Investing activities
Maturities of investments	240	1,670
Purchases of investments	(389)	(74)
Capitalization of internal-use software	(391)	(259)
Purchase of property and equipment	(502)	(225)
Investment in notes	(500)	(250)
Net cash (used in) provided by investing activities	(1,542)	862
Financing activities
Repurchase of common stock	(13,743)	(1,811)
Proceeds from stock option exercises	784	1,131
Repayments of finance leases	(2)	(10)
Net cash used in financing activities	(12,961)	(690)
Effect of exchange rates on cash	(926)	217
Net (decrease) increase in cash and cash equivalents	(7,673)	1,639
Cash and cash equivalents at beginning of period	223,162	227,188
Cash and cash equivalents at end of period	$215,489	$228,827
Supplemental disclosures of cash flow information
Income taxes paid	$984	$327
Unpaid redemption of noncontrolling interest	$5,926	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company and entities consolidated under the variable interest and voting models. All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted.

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended  March 31, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024.

These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021, and the related notes included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2023, which was filed with the SEC on February 29, 2024 (“Annual Report”).

The Company's significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Annual Report. There have been no significant changes to these policies during the three months ended March 31, 2024.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of gain (loss) on earn-out and warrant liabilities to be included in other income, net on the condensed consolidated statements of operations for the three months ended March 31, 2023.
•	The reclassification of interest income, net to be included in other income, net on the condensed consolidated statements of operations for the three months ended March 31, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our condensed consolidated balance sheets and the amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for the determination of standalone selling price for revenue recognition, allowance of doubtful accounts, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, stock-based compensation, purchase price in a business combination, and earn-out liabilities. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the Company’s condensed consolidated statements of operations. Transaction losses totaled $0.6 million for the three months ended March 31, 2024, and $0.3 million for the three months ended  March 31, 2023.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of March 31, 2024 and December 31, 2023, the Company’s cash balances at these entities were $9.1 million and $13.1 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

Prepaid Expenses and Other Current Assets

The prepaid expenses balances as of March 31, 2024 and December 31, 2023 were $6.0 million and $7.6 million, respectively.

Goodwill

No events or circumstances changed since the acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of March 31, 2024 or  December 31, 2023.

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, services, perpetual license and maintenance contracts. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence.

Amortization of deferred contract costs of $5.3 million for the three months ended March 31, 2024, and $4.2 million for the three months ended  March 31, 2023, is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet were $52.6 million and $54.7 million at March 31, 2024 and December 31, 2023, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services.

Term license revenue recognized at point in time was $5.6 million for the three months ended March 31, 2024, and $5.9 million for the three months ended  March 31, 2023.

Accounts receivable, net is inclusive of accounts receivable, and current unbilled receivables, net of allowance for doubtful accounts. We record an unbilled receivable when revenue is recognized prior to invoicing. We have a well-established collection history from our direct and indirect sales. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of March 31, 2024 and December 31, 2023, the allowance for doubtful accounts was not material.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Deferred revenue as of March 31, 2024 and December 31, 2023 was $122.6 million and $129.3 million, respectively. Revenue recognized that was included in deferred revenue balance at the beginning of the period was $46.6 million for the three months ended March 31, 2024.

The opening and closing balances of the Company's accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2023	$94,067	$129,256	$54,675
Balance, March 31, 2024	78,488	122,569	52,595

(1) Includes long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the three months ended March 31, 2024 and the year ended December 31, 2023 outside of its sales activities.

As of March 31, 2024, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $309.7 million, of which $254.1 million is related to SaaS and term license and support revenue. We expect to recognize approximately 61% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. To date, we have issued both stock options and restricted stock units. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost ratably over the requisite service period, net of actual forfeitures in the period.

We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes model requires highly subjective assumptions in order to derive the inputs necessary to calculate the fair value of stock options. To estimate the expected term of stock options, the Company considers contractual terms of the options, including the vesting and expiration periods, as well as historical option exercise data and current market conditions to determine an estimated expected term. The Company’s historical experience is too limited to be able to reasonably estimate an expected term. Expected volatility is based on the historical volatility of a group of peer entities. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet effective

In  November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment in this ASU is effective for annual periods beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. We are currently evaluating the impact ASU 2023-07 will have on our consolidated financial statements and related disclosures.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2023	$19,156
Acquisitions	—
Effect of foreign currency translation	(464)
Balance as of March 31, 2024	$18,692

4. Intangible assets, net

Intangible assets consist of acquired intangible assets and self-developed software. Amortization expense for intangible assets was $0.6 million for the three months ended March 31, 2024, and $0.5 million for the three months ended  March 31, 2023, respectively.

A summary of the balances of the Company’s intangible assets as of  March 31, 2024 and  December 31, 2023 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			March 31,			December 31,
			2024			2023
	(in thousands)
Technology and software	$8,252	$(2,144)	$6,108	$7,976	$(1,758)	$6,218
Customer related assets	4,450	(737)	3,713	4,546	(640)	3,906
Content	825	(481)	344	843	(421)	422
Total	$13,527	$(3,362)	$10,165	$13,365	$(2,819)	$10,546

As of March 31, 2024, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2024 (nine months)	$1,808
2025	2,048
2026	1,556
2027	1,169
2028	994
Thereafter	2,590
Total intangible assets subject to amortization	$10,165

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	March 31,	December 31,
	2024	2023
	(in thousands)
Trade receivables	$46,965	$60,508
Current unbilled receivables	27,231	26,295
Allowance for doubtful accounts	(792)	(926)
	$73,404	$85,877

6. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association, (“HSBC”) as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. The line bears interest at a rate equal to term SOFR plus 3.00% to 3.25% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee ranging from 0.50% to 0.55% depending on the Consolidated Total Leverage Ratio. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations. As of March 31, 2024, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

7. Income Taxes

The Company had an effective tax rate of 1,062.6% and (27.5)% for three months ended March 31, 2024 and  March 31, 2023, respectively.

The change in effective tax rates for the three-month period ended March 31, 2024 as compared to the three-month period ended  March 31, 2023 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions, stock-based compensation and changes in valuation allowance in certain jurisdictions.

The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances. In making such an assessment, management would consider all available supporting data, including the level of historical taxable income, future reversals of existing temporary differences, tax planning strategies, and projected future taxable income.

8. Leases

The Company is obligated under various non-cancelable operating leases primarily for office space. The initial terms of the leases expire on various dates through 2030. We determine if an arrangement is a lease at inception.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of the Company’s operating lease expenses are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Lease liability cost	$1,720	$1,749
Short-term lease expenses (1)	267	248
Variable lease cost not included in the lease liability (2)	135	110
Total lease cost	$2,122	$2,107

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

During the three months ended March 31, 2024 and 2023, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $0.7 million and $2.6 million, respectively.

Other information related to operating leases is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$2,124	$2,046

As of March 31, 2024, our operating leases had a weighted average remaining lease term of 3.7 years and a weighted average discount rate of 5.6%.

As of December 31, 2023, our operating leases had a weighted average remaining lease term of 3.8 years and a weighted average discount rate of 5.6%.

The maturity schedule of the operating lease liabilities as of March 31, 2024 is as follows:

Year Ending December 31:
(in thousands)
2024 (nine months)	$4,132
2025	4,381
2026	2,492
2027	1,707
2028	786
Thereafter	1,212
Total future lease payments	$14,710
Less: Present value adjustment	(1,418)
Present value of future lease payments (1)	$13,292

(1) Includes the current portion of operating lease liabilities of $5.2 million, which is reflected in accrued expenses and other liabilities in the condensed consolidated balance sheets.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Commitments and Contingencies

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of March 31, 2024, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements, which are secured by certificates of deposit. As of March 31, 2024, letters of credit have been issued in the amount of $3.0 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

10. Earn-Out and Warrant Liabilities

Company Earn-Out

Certain holders of common stock and certain holders of options shall be issued additional shares of AvePoint’s common stock, as follows:

•

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

The rights described above are hereafter referred to as the “Company Earn-Out Shares”. To the extent that any portion of the Company Earn-Out Shares that would otherwise be issued to a holder of options that remain unvested at the date of the milestones described above, then in lieu of issuing the applicable Company Earn-Out Shares, the Company shall instead issue an award of restricted stock units of the Company for a number of shares of AvePoint’s common stock equal to such portion of the Company Earn-Out Shares issuable with respect to the unvested options (the “Company Earn-Out RSUs”). In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity under ASC 718, Compensation-Stock Compensation (“ASC 718”). Refer to “Note 13 — Stock-Based Compensation” for more information regarding the Company Earn-Out RSUs.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ (as defined below) contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of March 31, 2024 and December 31, 2023, and was determined to be $17.1 million and $18.3 million, respectively, and included in the earn-out shares’ liabilities in the condensed consolidated balance sheets. As a result, $1.3 million of losses were recognized during the three months ended March 31, 2024, and $0.1 million gains were recognized during the three months ended  March 31, 2023, and included as other income, net in the condensed consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

	March 31,	December 31,
	2024	2023
Term (in years)	4.25	4.50
Volatility	55.00%	55.00%

Private Warrants to Acquire Common Stock

On July 1, 2021, the Company granted 405,000 private placement warrants with a 5-year term and an exercise price of $11.50 per share. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are non-transferable and any transfer to an unrelated party would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of March 31, 2024 and December 31, 2023, and was determined to be $0.4 million and $0.5 million, respectively, and included in the other non-current liabilities in the condensed consolidated balance sheets. As a result, $0.1 million of losses were recognized during the three months ended March 31, 2024, and no gains or losses were recognized during the three months ended  March 31, 2023, and included as other income, net in the condensed consolidated statements of operations.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Mezzanine Equity and Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 185,215,633 and 184,652,402 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the three months ended March 31, 2024, the Company repurchased and retired 1,758,850 shares at an average price of $7.81 per share. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the condensed consolidated balance sheet during the three months ended March 31, 2024 were reduced by $0.0 million, $6.4 million, and $7.3 million, respectively. During the three months ended  March 31, 2023, 424,876 shares were repurchased, and no shares were retired.

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

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  March 31, 2024.

Public Warrants to Acquire Common Stock

On July 1, 2021, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint’s common stock and the warrants are exercisable from the date of issuance through July 1, 2026. At  March 31, 2024, all 17,500,000 warrants remained outstanding.

Redeemable Noncontrolling Interest

During the three months ended March 31, 2024, the redeemable noncontrolling interest shareholder of MaivenPoint Pte. Ltd. (“MaivenPoint”), a consolidated subsidiary of the Company, submitted notices of exercise of their put option to cause MaivenPoint to repurchase their shares at a price of approximately $5.9 million. As a result of the exercise, AvePoint’s ownership in MaivenPoint became 76.1%, with the remaining ownership interest held by an unaffiliated investor. Due to the ownership percentage change, the Company adjusted the carrying amount of the noncontrolling interest by multiplying the adjusted net assets of MaivenPoint by the unaffiliated investor’s new ownership percentage resulting in a reduction to noncontrolling interest and increase in additional-paid-in capital of $6.4 million, respectively, within the condensed consolidated balance sheets.

There are no put options held by MaivenPoint’s remaining noncontrolling interest shareholders, and therefore, there is no longer any redeemable noncontrolling interest in MaivenPoint as of March 31, 2024.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Growth Equity Fund

On February 28, 2024, the Company and Lumens Capital Partners Ltd. (“LCP”) established A3V JV Co. (the “Venture”), with each owning an equal share of the Venture. In addition, the Company entered into a separate agreement with LCP to form A3 Ventures Fund 1, L.P. (the “Fund”). The Fund is a Cayman Islands-exempted limited partnership, aimed at investing in companies in the growth equity phase and mature cashflow generating businesses with strong growth potential. The Fund looks to invest in companies situated in enterprise software markets aligning with the professional expertise and geographical presence of both the Company and LCP.

The Venture wholly owns A3V GP Co. (“GP”), which serves as the general partner of the Fund. As a limited partner, the Company committed to contribute $50.0 million to the Fund, to be called as needed, for portfolio investments, fees, and expenses of the Fund. Any future repayment obligations will be triggered upon the receipt by LCP of profit allocations related to the Fund.

As of March 31, 2024, the operations of the Fund and the Venture have not materially impacted the Company’s financial position, financial performance, or cash flows.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of March 31, 2024, 26,818,838 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options and restricted stock units to employees, directors and consultants.

The Company records stock-based compensation in cost of revenue, sales and marketing, general and administrative and research and development. Stock-based compensation was included in the following line items:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$871	$670
Sales and marketing	2,284	2,201
General and administrative	4,967	4,382
Research and development	1,336	851
Total stock-based compensation	$9,458	$8,104

Stock Options

The compensation costs for stock option awards are accounted for in accordance with ASC 718. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award.

On  March 5, 2024, the Company granted 469,920 options under the 2021 Plan. The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 5,
2024
Expected life (in years)	6.11
Expected volatility	55.85%
Risk-free rate	4.10%
Dividend yield	—

To estimate the expected life of stock options, the Company considered the vesting term, contractual expiration period, and market conditions. Expected volatility is based on historical volatility of a group of peer entities. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Based on these inputs, the grant-date fair value was determined to be $2.0 million.

As of March 31, 2024, there was $13.5 million in unrecognized compensation costs related to all unvested options.

As of  March 31, 2024, the Company had 26,813,324 options outstanding and 22,139,333 options exercisable with intrinsic values of $106.7 million and $97.7 million, respectively. During the three months ended March 31, 2024, 293,361 options were exercised, with a total intrinsic value of $1.5 million.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units

Under the terms of the 2021 Plan, we have issued restricted stock unit awards with a continuous employment condition only (“Time-Based RSUs”), and restricted stock unit awards with a continuous employment condition that are also contingent on the Company meeting certain performance goals (“PSUs”, and together “RSUs”). Both types of RSU awards vest over a four-year period from the grant date.

3,563,974 Time-Based RSUs and 502,676 PSUs were granted under the 2021 Plan during the three months ended March 31, 2024, with a weighted-average grant date fair-value of $7.46 per award. The compensation costs for RSUs are accounted for in accordance with ASC 718.  RSUs are measured at the fair market value of the underlying stock at the grant date. RSUs that vested during the three months ended March 31, 2024 had an aggregate fair value at vesting of $16.0 million. As of March 31, 2024, there was $74.3 million in unrecognized compensation costs specific to the unvested RSUs, to be recognized over a weighted-average period of 2.9 years. As of March 31, 2024, the Company had 11,891,043 unvested Time-Based RSUs and 502,676 unvested PSUs with a weighted-average grant date fair-value of $6.23 per award.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (“ASC 820”) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

	March 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,509	$—	$1,509
Money market funds	—	178,581	—	178,581
Short term investments:
Certificates of deposit (1)	—	3,747	—	3,747
Other assets:
Notes receivables (3)	—	—	2,414	2,414
Total	$—	$183,837	$2,414	$186,251
Liabilities:
Earn-out shares liabilities:
Earn-out shares (2)	$—	$—	$17,140	$17,140
Other non-current liabilities:
Warrant liabilities (2)	—	386	—	386
Total	$—	$386	$17,140	$17,526

	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,533	$—	$1,533
Money market funds	—	4,423	—	4,423
U.S. treasury bills	—	171,841	—	171,841
Short term investments:
Certificates of deposit (1)	—	3,721	—	3,721
Other assets:
Notes receivables (3)	—	—	1,840	1,840
Total	$—	$181,518	$1,840	$183,358
Liabilities:
Earn-out shares liabilities:
Earn-out shares (2)	$—	$—	$18,346	$18,346
Other non-current liabilities:
Warrant liabilities (2)	—	533	—	533
Total	$—	$533	$18,346	$18,879

(1) The majority of certificates of deposit are foreign deposits.

(2) Refer to “Note 10 — Earn-Out and Warrant Liabilities” for further details.

(3) During 2023, the Company extended a credit facility to LCP with a total commitment of up to $5.0 million and maturities of greater than twelve months (the “LCP Notes Receivable”). Refer to “Note 12 — Growth Equity Fund” for further details. The LCP Notes receivable bear interest at an annual rate equal to 8%.  As of March 31, 2024 and December 31, 2023, the LCP Notes Receivable in the amounts of $2.4 million and $1.8 million, respectively, were included in other assets within the condensed consolidated balance sheets.  Fair values are based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the reconciliation in Level 3 instruments which consisted of earn-out shares liabilities which were measured on a recurring basis.

Three Months Ended March 31,
2024
(in thousands)
Opening balance	$18,346
Total gains or losses from the period
Included in other income, net	(1,343)
Reclass from Earnout-RSU	137
Closing balance	$17,140

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

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
North America	$29,895	$24,436
EMEA	22,806	19,488
APAC	21,833	15,648
Total revenue	$74,534	$59,572

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
United States	$29,697	$23,518
Singapore	10,479	6,437
Germany	9,894	8,655

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Other income, net

Other income, net is disaggregated as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gain (loss) on earn-out and warrant liabilities	$1,490	$(109)
Interest income, net	34	325
Profits on securities	2,417	1,670
Foreign currency exchange loss, net	(568)	(286)
Other, net	31	28
Other income, net	$3,404	$1,628

17. Loss Per Share

Basic loss per share available to the Company common stockholders (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In computing diluted EPS, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of common stock resulting from outstanding share based payment awards, warrants, earn-outs and the conversion of convertible preferred shares. The Company’s Sponsor Earn-Out Shares described in “Note 11 — Mezzanine Equity and Stockholders’ Equity” are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below. As losses were incurred during all periods presented, no earnings per share exists for the Sponsor Earn-Out Shares.

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Loss per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net loss	$(1,954)	$(9,182)
Net (loss) income attributable to noncontrolling interest	(238)	15
Total net loss available to common shareholders	$(1,716)	$(9,197)
Denominator:
Weighted average common shares outstanding	181,495	182,818
Effect of dilutive securities	—	—
Weighted average diluted shares	181,495	182,818

Basic and diluted loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.01)	$(0.05)

To arrive at net loss available to common stockholders, the Company deducted net (loss) income attributable to the redeemable noncontrolling interest.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2024 and 2023, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	March 31,
	2024	2023
	(in thousands)
Stock options	26,813	29,437
RSUs	12,394	13,246
Warrants	17,905	17,905
Company Earn-Outs	3,000	3,000
Total potentially dilutive securities	60,112	63,588

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

Part I
Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report) (“MD&A”) summarizes (and is intended to help the reader understand) the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”) and our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

First Quarter 2024 Business Highlights

 ~~▪~~ 	Total annual recurring revenue (“ARR”) increased 23% year-over-year to $274.5 million as of March 31, 2024;
 ~~▪~~ 	Total revenue increased 25% year-over-year to $74.5 million for the three months ended March 31, 2024;
 ~~▪~~ 	SaaS revenue increased 44% year-over-year to $51.3 million for the three months ended March 31, 2024;
 ~~▪~~ 	Added three new FedRAMP (moderate) Authorized products to the more than 20 that have achieved this certification to support the US Public Sector; also achieved compliance with HITRUST CSF v11.0.1 for the AvePoint Confidence Platform, supporting the global healthcare industry and evolving its existing SOC 2 Type II certifications; and
 ~~▪~~ 	Announced new analytical capabilities of the Company’s tyGraph product that enable customers to identify areas of high collaboration within the organization and pinpoint for readiness for Copilot for Microsoft 365.

Overview

AvePoint provides a cloud-native data management software platform that organizations rely on to manage and protect critical data, optimize IT operations, achieve meaningful cost savings, and efficiently secure the digital workplace. Companies around the world have adopted a hybrid work model, and they are now tasked with delivering a seamless and secure workplace experience for knowledge workers, centered around an extensive portfolio of Software-as-a-Service (“SaaS”) solutions and productivity applications.

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

Part I
Item 2

Key Business Metric

	March 31,
	2024	2023
Total ARR ($ in mil)	$274.5	$222.4

Annual Recurring Revenue

We calculate our ARR at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources from all active customers.

As of March 31, 2024 and March 31, 2023, total ARR was $274.5 million and $222.4 million, respectively, representing growth of 23%.

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

SaaS revenues are generated from our cloud-based solutions. Term license and support revenues are generated from the sales of on-premise or hybrid licenses, which include a distinct support component. Both SaaS and term license and support revenues are primarily billed annually. SaaS and term license and support are generally sold per user license or based upon the amount of data protected. SaaS revenue is recognized ratably over the term of the contract. For term license and support revenues, the license component is generally recognized upfront at the point in time when the software is made available to the customer to download and use, and the support component is recognized ratably over the term of the contract.

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

Other Income, net	Other income, net consists primarily of fair value adjustments on earn-out and warrant liabilities, realized gain/loss for securities, and of foreign currency remeasurement gains/losses.

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

Comparison of Three Months Ended March 31, 2024 and March 31, 2023

Revenue

The components of AvePoint’s revenue during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$51,311	$35,512	$15,799	44.5%
Term license and support	10,005	10,904	(899)	(8.2)%
Services	10,481	9,747	734	7.5%
Maintenance	2,737	3,409	(672)	(19.7)%
Total revenue	$74,534	$59,572	$14,962	25.1%

Total revenue increased 25.1% to $74.5 million for the three months ended March 31, 2024, primarily as a result of an increase in SaaS revenue. For the three months ended March 31, 2024, SaaS revenue increased 44.5% to $51.3 million, as we saw strong customer demand for this offering. For the three months ended March 31, 2024, SaaS revenues represented 69% of total revenue, up from 60% of total revenue in the prior year. The increase in SaaS revenue was partially offset by an expected decrease in both term license and support and maintenance revenue.

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

Revenue by geographic region for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
North America	$29,895	$24,436	$5,459	22.3%
EMEA	22,806	19,488	3,318	17.0%
APAC	21,833	15,648	6,185	39.5%
Total	$74,534	$59,572	$14,962	25.1%

For the three months ended March 31, 2024, North America revenue increased 22.3% to $29.9 million, driven by a 41.9%, or $6.8 million, increase in SaaS revenue, partially offset by a combined $1.3 million decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 17.0% to $22.8 million, driven by a 46.5%, or $5.9 million, increase in SaaS revenue, partially offset by a combined $2.6 million decrease in term license and support, services and maintenance revenues. APAC revenues increased 39.5% to $21.8 million, driven by a 47.0%, or $3.2 million, increase in SaaS revenue, a 36.7%, or $2.3 million, increase in services revenue, a 72.7%, or $0.9 million, increase in term license and support revenue, partially offset by a $0.2 million decrease in maintenance revenues.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$9,770	$7,895	$1,875	23.7%
Term license and support	416	461	(45)	(9.8)%
Services	10,073	9,351	722	7.7%
Maintenance	183	183	—	0.0%
Total cost of revenue	$20,442	$17,890	$2,552	14.3%
Gross profit	54,092	41,682	12,410	29.8%
Gross margin	72.6%	70.0%	—	—

GAAP cost of revenue	$20,442	$17,890	$2,552	14.3%
Stock-based compensation expense	(871)	(670)	(201)	30.0%
Amortization of acquired intangible assets	(241)	(242)	1	(0.4)%
Non-GAAP cost of revenue	$19,330	$16,978	$2,352	13.9%
Non-GAAP gross profit	55,204	42,594	12,610	29.6%
Non-GAAP gross margin	74.1%	71.5%	—	—

Cost of revenue increased 14.3% to $20.4 million for the three months ended March 31, 2024, primarily driven by a $1.7 million increase in personnel costs and a $1.2 million increase from higher aggregate hosting costs resulting from increased SaaS revenue.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$29,939	$26,851	$3,088	11.5%
Percentage of revenue	40.2%	45.1%	—	—

GAAP sales and marketing	$29,939	$26,851	$3,088	11.5%
Stock-based compensation expense	(2,284)	(2,201)	(83)	3.8%
Amortization of acquired intangible assets	(112)	(157)	45	(28.7)%
Non-GAAP sales and marketing	$27,543	$24,493	$3,050	12.5%
Non-GAAP percentage of revenue	37.0%	41.1%	—	—

Sales and marketing expenses increased 11.5% to $29.9 million for the three months ended March 31, 2024, primarily driven by a $3.0 million increase in personnel costs.

General and Administrative

General and administrative expenses during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$16,868	$14,648	$2,220	15.2%
Percentage of revenue	22.6%	24.6%	—	—

GAAP general and administrative	$16,868	$14,648	$2,220	15.2%
Stock-based compensation expense	(4,967)	(4,382)	(585)	13.4%
Non-GAAP general and administrative	$11,901	$10,266	$1,635	15.9%
Non-GAAP percentage of revenue	16.0%	17.2%	—	—

General and administrative expenses increased 15.2% to $16.9 million for the three months ended March 31, 2024. The increase was primarily driven by a $1.4 million increase in personnel costs and a $0.4 million increase in software expense.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$10,486	$9,015	$1,471	16.3%
Percentage of revenue	14.1%	15.1%	—	—

GAAP research and development	$10,486	$9,015	$1,471	16.3%
Stock-based compensation expense	(1,336)	(851)	(485)	57.0%
Non-GAAP research and development	$9,150	$8,164	$986	12.1%
Non-GAAP percentage of revenue	12.3%	13.7%	—	—

Research and development expenses  increased   16.3%  to $10.5  million for the three months ended March 31, 2024 , primarily driven by a $1.6 million increase in personnel costs.

Income Tax Provision

Income tax expense during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Income tax expense	$2,157	$1,978	$179	9.0%

AvePoint’s income tax expense for the three months ended March 31, 2024 was $2.2 million, as compared to a tax expense of $2.0 million for the three months ended March 31, 2023. The effective tax rate was 1,062.6% for the three months ended March 31, 2024, compared to (27.5)% for the three months ended March 31, 2023. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

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

The following table presents a reconciliation of (i) non-GAAP operating income (loss) from the most comparable GAAP measure, operating income, and (ii) non-GAAP operating margin from the most comparable GAAP measure, operating margin, for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except percentages)
GAAP operating loss	$(3,201)	$(8,832)
GAAP operating margin	(4.3)%	(14.8)%
Add:
Stock-based compensation	9,458	8,104
Amortization of acquired intangible assets	353	399
Non-GAAP operating income (loss)	$6,610	$(329)
Non-GAAP operating margin	8.9%	(0.6)%

Liquidity and Capital Resources

As of March 31, 2024, we had $215.5 million in cash and cash equivalents and $3.8 million in short-term investments.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. In addition, we extended a credit facility with a remaining commitment of $2.6 million, and committed $50.0 million to a growth equity fund. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions.

Part I
Item 2

We currently maintain a loan and security agreement (the “Loan Agreement”), dated as of November 3, 2023, with HSBC Bank USA, National Association, (“HSBC”) as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may to draw upon at our request. The line currently bears interest at a rate equal to term SOFR plus 3.00% to 3.25% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee ranging from 0.50% to 0.55% depending on the Consolidated Total Leverage Ratio. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. We pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations.

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

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$7,756	$1,250
Net cash (used in) provided by investing activities	(1,542)	862
Net cash used in financing activities	(12,961)	(690)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $7.8 million, reflecting AvePoint’s net loss of $2.0 million, adjusted for non-cash items of $11.0 million and net cash outflows of $1.3 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation and an increase in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and a decrease in prepaid expenses and other current assets primarily related to prepaid insurance, a decrease in deferred revenue and a decrease in accrued expenses primarily due to accrued bonuses, commissions and VAT/sales tax payable.

Net cash provided by operating activities for the three months ended March 31, 2023 was $1.3 million, reflecting AvePoint’s net loss of $9.2 million, adjusted for non-cash items of $9.3 million and net cash inflows of $1.2 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation partially offset by a decrease in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and a decrease in prepaid expenses and other current assets primarily related to prepaid insurance and offset by a decrease in accrued expenses primarily due to the payment of accrued bonuses and commissions.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $1.5 million. It primarily consisted of $0.5 million of purchases of property and equipment, $0.4 million of purchases of short-term investments, and $0.4 million from the capitalization of internal use software, and partially offset by $0.2 million in the maturity of short-term investments.

Net cash provided by investing activities for the three months ended March 31, 2023 was $0.9 million. It primarily consisted of $1.6 million due to the maturity of short-term investments, partially offset by $0.3 million from the capitalization of internal use software and $0.2 million of purchases of property and equipment.

Part I
Item 2

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $13.0 million. The primary driver of cash used in financing activities was $13.7 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the “Share Repurchase Program”), partially offset by $0.8 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2023 was $0.7 million. The primary driver of cash used in financing activities was $1.8 million in repurchases of common stock, partially offset by $1.1 million of proceeds from the exercise of stock options.

Indebtedness

Credit Facility

We maintain a line of credit under Loan Agreement with HSBC, as the lender. See “Note 6 - Line of Credit” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of March 31, 2024, the commitments related to these operating leases is $14.7 million, of which $5.8 million is due in the next twelve months.

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

Part I
Item 2

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

We use judgment in determining the SSP for products and services. For substantially all performance obligations except term licenses, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services which is reassessed on a periodic basis or when facts and circumstances change. Term licenses are sold only as a bundled arrangement that includes the rights to a term license and support. In determining the SSP of license and support in a term license arrangement, we utilize observable inputs and consider the value relationship between support and term license when compared to the value relationship between support and perpetual licenses, the average economic life of our products, and software renewals rates. Using a combination of the relative fair value method, or the residual value method the SSP of the performance obligations in an arrangement is allocated to each performance obligation within a sales arrangement.

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

Seasonality

Our quarterly revenue fluctuates and does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue with another (e.g. comparing the fourth fiscal quarter of fiscal year 2023 with the first fiscal quarter of fiscal year 2024). Historically, our third and fourth quarters have been our highest revenue quarters, however those results are not necessarily indicative of future quarterly revenue or full year results. Higher third and fourth quarter revenue is driven primarily by increased sales resulting from our customers’ fiscal year ends. Additionally, new product and service introductions (including the timing of those introductions) can significantly impact revenue. Revenue can also be affected when customers anticipate a product introduction. Our operating expenses have generally increased sequentially due to increases in personnel in connection with the expansion of our business.

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to potential economic risk from interest rates, foreign exchange rates, and concentration of credit. We have considered changes in our exposure to market risks during the three months ended March 31, 2024, and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report. However, we have provided the following information to supplement or update our disclosures in our Annual Report.

Interest Rate Risk

As of March 31, 2024, we had cash and cash equivalents, marketable securities, and short-term deposits of $219.3 million, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Part I

Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weakness described below.

Notwithstanding such material weakness in internal control over financial reporting, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Previously Disclosed Material Weakness

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As reported in our Annual Report, we did not maintain effective internal control as of December 31, 2023, as a result of a material weakness in our internal control over financial reporting for accuracy and completeness of information used. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our Annual Report for a description of our material weakness.

2024 Remediation Plan

Our material weakness was not remediated as of March 31, 2024. Our management has been and continues to be committed to remediating this material weakness and has identified and implemented several steps to enhance our internal controls over financial reporting. We have implemented a remediation plan (the “2024 Remediation Plan”), which includes actions not limited to:

■	enhance the design of controls that address the accuracy and completeness of reports being utilized in the execution of internal controls; and
■	establishing additional training to address the accuracy and completeness of data used controls and the level of documentation required to evidence control activities.

We have implemented documented policies and procedures for, and are in the process of testing the implementation and operating effectiveness of, the newly designed controls. The material weakness in our internal control over financial reporting will not be considered remediated until the newly designed controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are designed and operating effectively. In addition, we may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended March 31, 2024, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

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

Items 2, 3 and 4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2024, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

On March 17, 2022, we announced that our Board of Directors authorized the Share Repurchase Program for us to buy back shares of our common stock. Under the Share Repurchase Program, we have the authority to buy up to $150 million of our common stock shares via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with all applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, our common stock under the Share Repurchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended March 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
January 1, 2024 - January 31, 2024	523,238	$7.7922	523,238	$86,959,373
February 1, 2024 - February 29, 2024	274,922	$7.8385	274,922	$84,804,387
March 1, 2024 - March 31, 2024	960,690	$7.8180	960,690	$77,293,700

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5

ITEM 5. OTHER INFORMATION

On March 4, 2024, Zhijian Lu, an affiliate of the Company, entered into a Rule 10b5-1 trading arrangement (the “Lu 10b5-1 Plan”). The Lu 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Lu 10b5-1 Plan provides for the sale of up to 480,000 shares of the Company’s common stock from time to time between June 10, 2024 and January 31, 2025. Due to the pricing conditions set forth in the Lu 10b5-1 Plan, the number of shares actually sold under the plan may be less than the maximum number of shares that can be sold. The Lu 10b5-1 Plan will expire on January 31, 2025, or earlier if all shares under the plan are sold prior to that date.

Growth Equity Fund

The Company formed AvePoint Ventures, LLC (“APV”), a wholly owned subsidiary, for the sole purpose of investing in A3 Ventures Fund 1, L.P., a Cayman Islands exempted limited partnership (the “A3V Fund”) formed and managed by Lumens Capital Partners, Ltd., a Singapore-based private fund adviser (collectively with its affiliates, “LCP”). On February 28, 2024, the Company entered into an agreement with APV and A3V Fund. APV shall serve as the cornerstone investor for the A3V Fund, which will focus its investments in companies (a) in the growth equity phase (i.e., “Series B” equity offerings and onwards) as well as mature cashflow generating businesses with strong growth potential; and (b) located in established enterprise software markets that map to LCP’s and the Company’s professional expertise and geographical footprint – in particular, USA, England, France, Germany, Japan, South Korea, Singapore, and Australia.

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

The description above is qualified entirely by reference to Exhibit 10.1 related to the A3V Fund investment.

Part II

Item 6

Item 6. Exhibits

The following exhibits are filed as part of, furnished with, or incorporated by reference into, this Quarterly Report on Form 10-Q, in each case as indicated therein.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Subscription Deed, dated between February 28, 2024, by and between AvePoint Ventures, LLC and A3 Ventures Fund 1 L.P.					X
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).					X

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

AVEPOINT, INC.

Date: May 9, 2024	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)