Form 10-Q
period 2024-06-30
AvePoint, Inc.
filed 2024-08-08
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 7, 2024 there were 186,724,667 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2024

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of AvePoint, Inc. (hereinafter referred to as the “Company,” “AvePoint,” “we," “us” and “our”) includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, as well as descriptions of the risks and uncertainties that could cause actual results and events to differ materially, may appear throughout this Quarterly Report, including in the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report), and “Risk Factors” (Part II, Item 1A of this Quarterly Report). These risks and uncertainties also include, but are not limited to, those described from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$226,998	$223,162
Short-term investments	3,842	3,721
Accounts receivable, net of allowance for credit losses of $856 and $926, respectively	78,399	85,877
Prepaid expenses and other current assets	7,653	12,824
Total current assets	316,892	325,584
Property and equipment, net	4,522	5,118
Goodwill	18,477	19,156
Intangible assets, net	9,809	10,546
Operating lease right-of-use assets	13,402	13,908
Deferred contract costs	51,685	54,675
Other assets	12,478	13,595
Total assets	$427,265	$442,582
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$7,462	$1,384
Accrued expenses and other current liabilities	47,339	53,766
Current portion of deferred revenue	117,926	121,515
Total current liabilities	172,727	176,665
Long-term operating lease liabilities	8,415	9,383
Long-term portion of deferred revenue	8,268	7,741
Earn-out shares liabilities	25,613	18,346
Other liabilities	4,834	5,603
Total liabilities	219,857	217,738
Commitments and contingencies (Note 9)
Mezzanine equity
Redeemable noncontrolling interest	—	6,038
Total mezzanine equity	—	6,038
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 186,657 and 184,652 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	19	18
Additional paid-in capital	688,487	667,881
Accumulated other comprehensive income	2,732	3,196
Accumulated deficit	(485,327)	(460,496)
Noncontrolling interest	1,497	8,207
Total stockholders’ equity	207,408	218,806
Total liabilities, mezzanine equity, and stockholders’ equity	$427,265	$442,582

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
SaaS	$53,643	$38,279	$104,954	$73,791
Term license and support	10,983	13,277	20,988	24,181
Services	10,517	10,066	20,998	19,813
Maintenance	2,818	3,247	5,555	6,656
Total revenue	77,961	64,869	152,495	124,441
Cost of revenue:
SaaS	9,745	9,130	19,515	17,025
Term license and support	413	496	829	957
Services	8,647	9,958	18,720	19,309
Maintenance	137	212	320	395
Total cost of revenue	18,942	19,796	39,384	37,686
Gross profit	59,019	45,073	113,111	86,755
Operating expenses:
Sales and marketing	30,470	27,691	60,409	54,542
General and administrative	18,184	15,193	35,052	29,841
Research and development	12,503	9,273	22,989	18,288
Total operating expenses	61,157	52,157	118,450	102,671
Loss from operations	(2,138)	(7,084)	(5,339)	(15,916)
Other expense, net	(6,970)	(2,128)	(3,566)	(500)
Loss before income taxes	(9,108)	(9,212)	(8,905)	(16,416)
Income tax expense	3,830	3,313	5,987	5,291
Net loss	$(12,938)	$(12,525)	$(14,892)	$(21,707)
Net (loss) income attributable to noncontrolling interest	(129)	60	(367)	75
Net loss available to common shareholders	$(12,809)	$(12,585)	$(14,525)	$(21,782)
Basic and diluted loss per share	$(0.07)	$(0.07)	$(0.08)	$(0.12)
Basic and diluted shares used in computing loss per share	182,804	183,315	182,150	183,068

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(12,938)	$(12,525)	$(14,892)	$(21,707)
Other comprehensive income (loss) net of taxes
Unrealized loss on available-for-sale securities	(41)	—	(41)	—
Reclassification adjustment for net gains on available-for-sale securities included in net loss	—	—	(100)	—
Foreign currency translation adjustments	79	88	(399)	172
Total other comprehensive income (loss)	38	88	(540)	172
Total comprehensive loss	$(12,900)	$(12,437)	$(15,432)	$(21,535)
Comprehensive (loss) income attributable to noncontrolling interests	(130)	(48)	(441)	2
Total comprehensive loss attributable to AvePoint, Inc.	$(12,770)	$(12,389)	$(14,991)	$(21,537)

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, March 31, 2024	185,215,633	$19	$677,926	$(469,517)	$2,693	$1,627	$212,748
Proceeds from exercise of options	1,092,002	—	2,550	—	—	—	2,550
Common stock issued upon vesting of restricted stock units	1,002,253	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,538	—	—	—	10,538
Reclassification of earn-out RSUs to earn-out shares	—	—	(121)	—	—	—	(121)
Repurchase and retirement of common stock	(652,582)	—	(2,406)	(3,001)	—	—	(5,407)
Comprehensive loss:
Net loss	—	—	—	(12,809)	—	(129)	(12,938)
Unrealized loss on available-for-sale securities	—	—	—	—	(41)	—	(41)
Foreign currency translation adjustments	—	—	—	—	80	(1)	79
Balance, June 30, 2024	186,657,306	$19	$688,487	$(485,327)	$2,732	$1,497	$207,408

	Three Months Ended June 30, 2023
	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, March 31, 2023	$14,057	$14,057	186,787,807	$19	$674,768	4,614,626	$(23,477)	$(426,124)	$2,055	$227,241
Proceeds from exercise of options	—	—	1,095,218	—	2,109	—	—	—	—	2,109
Common stock issued upon vesting of restricted stock units	—	—	751,328	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,586	—	—	—	—	9,586
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(130)	—	—	—	—	(130)
Repurchase of common stock	—	—	(2,911,170)	—	—	2,911,170	(15,293)	—	—	(15,293)
Retirement of common stock	—	—	—	—	(26,729)	(7,525,796)	38,770	(12,041)	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(12,525)	—	(12,525)
Net income attributable to and accretion of redeemable noncontrolling interest	60	60	—	—	—	—	—	(60)	—	(60)
Foreign currency translation adjustments	(108)	(108)	—	—	—	—	—	—	196	196
Balance, June 30, 2023	$14,009	$14,009	185,723,183	$19	$659,604	—	$—	$(450,750)	$2,251	$211,124

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2024
	Redeemable	Total					Accumulated
	noncontrolling	mezzanine			Additional		Other		Total
	interest	equity	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2023	$6,038	$6,038	184,652,402	$18	$667,881	$(460,496)	$3,196	$8,207	$218,806
Proceeds from exercise of options	—	—	1,385,363	—	3,334	—	—	—	3,334
Common stock issued upon vesting of restricted stock units	—	—	3,030,973	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	19,996	—	—	—	19,996
Accretion of redeemable noncontrolling interest	(99)	(99)	—	—	—	99	—	—	99
Redemption of noncontrolling interest	(5,926)	(5,926)	—	—	6,379	—	2	(6,381)	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(258)	—	—	—	(258)
Repurchase and retirement of common stock	—	—	(2,411,432)	—	(8,844)	(10,306)	—	—	(19,150)
Comprehensive loss:
Net loss	(5)	(5)	—	—	—	(14,624)	—	(263)	(14,887)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(41)	—	(41)
Reclassification adjustment for net gains on available-for-sale securities included in net loss	—	—	—	—	—	—	(100)	—	(100)
Foreign currency translation adjustments	(8)	(8)	—	—	—	—	(325)	(66)	(391)
Balance, June 30, 2024	$—	$—	186,657,306	$19	$688,487	$(485,327)	$2,732	$1,497	$207,408

	Six Months Ended June 30, 2023
	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$229,147
Proceeds from exercise of options	—	—	1,775,603	—	3,240	—	—	—	—	3,240
Common stock issued upon vesting of restricted stock units	—	—	2,006,038	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	17,690	—	—	—	—	17,690
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(312)	—	—	—	—	(312)
Repurchase of common stock	—	—	(3,336,046)	—	—	3,336,046	(17,104)	—	—	(17,104)
Retirement of common stock	—	—	—	—	(26,729)	(7,525,796)	38,770	(12,041)	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(21,707)	—	(21,707)
Net income attributable to and accretion of redeemable noncontrolling interest	75	75	—	—	—	—	—	(75)	—	(75)
Foreign currency translation adjustments	(73)	(73)	—	—	—	—	—	—	245	245
Balance, June 30, 2023	$14,009	$14,009	185,723,183	$19	$659,604	—	$—	$(450,750)	$2,251	$211,124

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net loss	$(14,892)	$(21,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,623	2,249
Operating lease right-of-use assets expense	3,134	3,496
Foreign currency remeasurement loss	1,162	222
Stock-based compensation	19,996	17,690
Deferred income taxes	(157)	(161)
Other	(45)	329
Change in value of earn-out and warrant liabilities	7,180	4,136
Changes in operating assets and liabilities:
Accounts receivable	5,364	4,128
Prepaid expenses and other current assets	5,079	4,434
Deferred contract costs and other assets	3,493	(429)
Accounts payable, accrued expenses, operating lease liabilities and other liabilities	(9,457)	(7,276)
Deferred revenue	434	2,145
Net cash provided by operating activities	23,914	9,256
Investing activities
Maturities of investments	1,193	566
Purchases of investments	(1,405)	(1,055)
Capitalization of internal-use software	(729)	(644)
Purchase of property and equipment	(896)	(789)
Investment in notes	(750)	(500)
Net cash used in investing activities	(2,587)	(2,422)
Financing activities
Repurchase of common stock	(19,151)	(17,004)
Proceeds from stock option exercises	3,334	3,240
Repayments of finance leases	(3)	(20)
Net cash used in financing activities	(15,820)	(13,784)
Effect of exchange rates on cash	(1,671)	(524)
Net increase (decrease) in cash and cash equivalents	3,836	(7,474)
Cash and cash equivalents at beginning of period	223,162	227,188
Cash and cash equivalents at end of period	$226,998	$219,714
Supplemental disclosures of cash flow information
Income taxes paid	$3,270	$2,938
Unpaid redemption of noncontrolling interest	$5,926	$—

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

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the six months ended  June 30, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024.

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

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Annual Report. There have been no significant changes to these policies during the six months ended June 30, 2024.

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of changes in earn-out and warrant liabilities to be included in other expense, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2023.
•	The reclassification of interest income, net to be included in other expense, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our condensed consolidated balance sheets and the amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for the determination of standalone selling price for revenue recognition, allowance for credit losses, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, stock-based compensation, purchase price in a business combination, and earn-out liabilities. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

Foreign Currency

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other expense, net in the Company’s condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of June 30, 2024 and December 31, 2023, the Company’s cash balances at these entities were $9.5 million and $13.1 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

Prepaid Expenses and Other Current Assets

The prepaid expenses balances as of June 30, 2024 and December 31, 2023 were $4.8 million and $7.6 million, respectively.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

No events or circumstances changed since the acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of June 30, 2024 or  December 31, 2023.

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, services, perpetual license and maintenance contracts. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence.

Amortization of deferred contract costs of $4.8 million and $10.1 million for the three and six months ended June 30, 2024, and $4.3 million and $8.5 million for the three and six months ended  June 30, 2023, is included as a component of sales and marketing expenses in our condensed consolidated statements of operations. Deferred contract costs recognized as a contract asset on our balance sheet were $51.7 million and $54.7 million as of  June 30, 2024 and December 31, 2023, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services.

Term license revenue recognized at a point in time was $6.6 million and $12.2 million for the three and six months ended June 30, 2024, and $8.1 million and $14.0 million for the three and six months ended  June 30, 2023.

Accounts receivable, net is inclusive of accounts receivable, and current unbilled receivables, net of allowance for credit losses. We record an unbilled receivable when revenue is recognized prior to invoicing. We have a well-established collection history from our direct and indirect sales. We periodically evaluate the collectability of our accounts receivable and provide an allowance for credit losses as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of June 30, 2024 and December 31, 2023, the allowance for credit losses was not material.

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Deferred revenue as of June 30, 2024 and December 31, 2023 was $126.2 million and $129.3 million, respectively. Revenue recognized that was included in deferred revenue balance at the beginning of the period was $80.0 million for the six months ended June 30, 2024.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2023	$94,067	$129,256	$54,675
Balance, June 30, 2024	84,718	126,194	51,685

(1) Includes long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the six months ended June 30, 2024 and the year ended December 31, 2023 outside of its sales activities.

As of June 30, 2024, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $323.5 million, of which $270.1 million is related to SaaS and term license and support revenue. We expect to recognize approximately 62% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2023	$19,156
Effect of foreign currency translation	(679)
Balance as of June 30, 2024	$18,477

4. Intangible assets, net

Intangible assets consist of acquired intangible assets and self-developed software.

A summary of the balances of the Company’s intangible assets as of  June 30, 2024 and  December 31, 2023 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	June 30, 2024			December 31, 2023
	(in thousands)
Technology and software	$8,552	$(2,584)	$5,968	$7,976	$(1,758)	$6,218
Customer related assets	4,408	(841)	3,567	4,546	(640)	3,906
Content	821	(547)	274	843	(421)	422
Total	$13,781	$(3,972)	$9,809	$13,365	$(2,819)	$10,546

Amortization expense for intangible assets was $0.6 million and $1.2 million for the three and six months ended June 30, 2024, and $0.5 million and $1.0 million for the three and six months ended  June 30, 2023, respectively.

As of June 30, 2024, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2024 (six months)	$1,259
2025	2,189
2026	1,697
2027	1,226
2028	986
Thereafter	2,452
Total intangible assets subject to amortization	$9,809

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	June 30,	December 31,
	2024	2023
	(in thousands)
Trade receivables	$52,036	$60,508
Current unbilled receivables	27,219	26,295
Allowance for credit losses	(856)	(926)
	$78,399	$85,877

6. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association, (“HSBC”) as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations. As of June 30, 2024, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

7. Income Taxes

The Company had an effective tax rate of (42.1)% and (67.2)% for the three and six months ended June 30, 2024, respectively, and (36.0)% and (32.2)% for the three and six months ended  June 30, 2023, respectively.

The change in effective tax rates for the three-month period ended June 30, 2024 as compared to the three-month period ended  June 30, 2023 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions, stock-based compensation and changes in valuation allowance in certain jurisdictions.

The change in effective tax rates for the six-month period ended June 30, 2024 as compared to the six-month period ended  June 30, 2023 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions, stock-based compensation and changes in valuation allowance in certain jurisdictions.

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

The components of the Company’s operating lease expenses are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Lease liability cost	$1,780	$1,747	$3,500	$3,496
Short-term lease expenses (1)	279	206	546	454
Variable lease cost not included in the lease liability (2)	180	136	315	246
Total lease cost	$2,239	$2,089	$4,361	$4,196

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

During the six months ended June 30, 2024 and 2023, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $2.9 million and $3.1 million, respectively.

Other information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$1,624	$1,619	$3,748	$3,665

As of June 30, 2024, our operating leases had a weighted average remaining lease term of 3.6 years and a weighted average discount rate of 5.5%.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2023, our operating leases had a weighted average remaining lease term of 3.8 years and a weighted average discount rate of 5.6%.

The maturity schedule of the operating lease liabilities as of June 30, 2024 is as follows:

Year Ending December 31:
(in thousands)
2024 (six months)	$3,043
2025	5,311
2026	2,877
2027	1,868
2028	1,011
Thereafter	1,241
Total future lease payments	$15,351
Less: Present value adjustment	(1,411)
Present value of future lease payments (1)	$13,940

(1) Includes the current portion of operating lease liabilities of $5.5 million, which is reflected in accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of June 30, 2024, letters of credit have been issued in the amount of $0.8 million as security for operating leases. The letters of credit are secured by certificates of deposit, and are included in short-term investments within the condensed consolidated balance sheets.

9. Commitments and Contingencies

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of June 30, 2024, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements for the completion of service projects, the completion of which are secured by certificates of deposit and a line of credit. The certificates of deposit are included in short-term investments within the condensed consolidated balance sheets. As of June 30, 2024, letters of credit have been issued in the amount of $3.1 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

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

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ (as defined below) contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of June 30, 2024 and December 31, 2023, and was determined to be $25.6 million and $18.3 million, respectively, and included in the earn-out shares’ liabilities in the condensed consolidated balance sheets. As a result, $8.3 million and $7.0 million increases in liability were recognized during the three and six months ended June 30, 2024, and $3.9 million and $4.0 million increases in liability were recognized during the three and six months ended  June 30, 2023, and included as other expense, net in the condensed consolidated statements of operations. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

	June 30,	December 31,
	2024	2023
Term (in years)	4.0	4.5
Volatility	55.0%	55.0%

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Private Warrants to Acquire Common Stock

On July 1, 2021, the Company granted 405,000 private placement warrants with a 5-year term and an exercise price of $11.50 per share. Management has determined that the private placement warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are non-transferable and any transfer to an unrelated party would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of June 30, 2024 and December 31, 2023, and was determined to be $0.7 million and $0.5 million, respectively, and included in the other non-current liabilities in the condensed consolidated balance sheets. As a result, $0.3 million and $0.2 million of losses were recognized during the three and six months ended June 30, 2024, and $0.1 million and $0.1 million were recognized during the three and six months ended  June 30, 2023, and included as other expense, net in the condensed consolidated statements of operations.

11. Mezzanine Equity and Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 186,657,306 and 184,652,402 shares issued and outstanding as of  June 30, 2024 and December 31, 2023, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the six months ended June 30, 2024, the Company repurchased and retired 2,411,432 shares at an average price of $7.94 per share. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the condensed consolidated balance sheet during the six months ended June 30, 2024 were reduced by $0.0 million, $8.8 million, and $10.3 million, respectively. During the six months ended  June 30, 2023, the Company repurchased 3,336,046 shares at an average price of $5.13, and retired 7,525,796 shares.

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

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  June 30, 2024.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Public Warrants to Acquire Common Stock

On July 1, 2021, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint’s common stock and the warrants are exercisable from the date of issuance through July 1, 2026. As of  June 30, 2024, all 17,500,000 warrants remained outstanding.

Redeemable Noncontrolling Interest

During the six months ended June 30, 2024, the redeemable noncontrolling interest shareholder of MaivenPoint Pte. Ltd. (“MaivenPoint”), a consolidated subsidiary of the Company, submitted notices of exercise of their put option to cause MaivenPoint to repurchase their shares at a price of approximately $5.9 million. As a result of the exercise, AvePoint’s ownership in MaivenPoint became 76.1%, with the remaining ownership interest held by an unaffiliated investor. Due to the ownership percentage change, the Company adjusted the carrying amount of the noncontrolling interest by multiplying the adjusted net assets of MaivenPoint by the unaffiliated investor’s new ownership percentage resulting in a reduction to noncontrolling interest and increase in additional-paid-in capital of $6.4 million, respectively, within the condensed consolidated balance sheets.

There are no put options held by MaivenPoint’s remaining noncontrolling interest shareholders, and therefore, there is no longer any redeemable noncontrolling interest in MaivenPoint as of June 30, 2024.

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

The Venture wholly owns A3V GP Co. (“GP”), which serves as the general partner of the Fund. As a limited partner, the Company committed to contribute $50.0 million to the Fund, to be called as needed, for portfolio investments, fees, and expenses of the Fund. The Company also participates in Fund establishment costs and an annual management fee equal to 2.0% of the total commitment. Any future repayment obligations will be triggered upon the receipt by LCP of profit allocations related to the Fund.

As of June 30, 2024, no portion of the Company’s $50.0 million commitment has been called or was callable, and the operations of the Fund and the Venture have not materially impacted the Company’s financial position, financial performance, or cash flows.

As of June 30, 2024, $1.3 million of management fee and establishment costs were included in accrued expenses and other liabilities in the condensed consolidated balance sheets. During the three and six months ended June 30, 2024, $0.7 million and $1.3 million, respectively, of management fee and establishment costs were included in general and administrative in the condensed consolidated statement of operations.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of June 30, 2024, 27,198,326 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options and restricted stock units to employees, directors and consultants.

The Company records stock-based compensation in cost of revenue, sales and marketing, general and administrative and research and development. Stock-based compensation was included in the following line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$115	$816	$986	$1,486
Sales and marketing	2,214	2,708	4,498	4,909
General and administrative	5,559	4,905	10,526	9,287
Research and development	2,650	1,157	3,986	2,008
Total stock-based compensation	$10,538	$9,586	$19,996	$17,690

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

On March 5, 2024, the Company granted 469,920 options under the 2021 Plan. The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 5,
2024
Expected life (in years)	6.1
Expected volatility	55.9%
Risk-free rate	4.1%
Dividend yield	—

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

As of June 30, 2024, there was $10.6 million in unrecognized compensation costs related to all unvested options.

As of  June 30, 2024, the Company had 25,312,502 options outstanding and 21,701,520 options exercisable with intrinsic values of $155.5 million and $143.0 million, respectively. During the six months ended June 30, 2024, 1,385,363 options were exercised, with a total intrinsic value of $8.5 million.

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

3,698,644 Time-Based RSUs and 502,676 PSUs were granted under the 2021 Plan during the six months ended June 30, 2024, with a weighted-average grant date fair-value of $7.50 per award. The compensation costs for RSUs are accounted for in accordance with ASC 718.  RSUs are measured at the fair market value of the underlying stock at the grant date. RSUs that vested during the six months ended  June 30, 2024 had an aggregate fair value at vesting of $25.2 million. As of June 30, 2024, there was $67.5 million in unrecognized compensation costs specific to the unvested RSUs, to be recognized over a weighted-average period of 2.7 years. As of  June 30, 2024, the Company had 10,918,122 unvested Time-Based RSUs and 502,676 unvested PSUs with a weighted-average grant date fair-value of $6.27 per award.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (“ASC 820”) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

	June 30, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,504	$—	$1,504
Money market funds	—	4,136	—	4,136
U.S. treasury bills	—	176,739	—	176,739
Short term investments:
Certificates of deposit (1)	—	3,791	—	3,791
Other assets:
Notes receivables (3)	—	—	2,690	2,690
Total	$—	$186,170	$2,690	$188,860
Liabilities:
Earn-out shares liabilities:
Earn-out shares (2)	$—	$—	$25,613	$25,613
Other non-current liabilities:
Warrant liabilities (2)	—	705	—	705
Total	$—	$705	$25,613	$26,318

	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,533	$—	$1,533
Money market funds	—	4,423	—	4,423
U.S. treasury bills	—	171,841	—	171,841
Short term investments:
Certificates of deposit (1)	—	3,721	—	3,721
Other assets:
Notes receivables (3)	—	—	1,840	1,840
Total	$—	$181,518	$1,840	$183,358
Liabilities:
Earn-out shares liabilities:
Earn-out shares (2)	$—	$—	$18,346	$18,346
Other non-current liabilities:
Warrant liabilities (2)	—	533	—	533
Total	$—	$533	$18,346	$18,879

(1) The majority of certificates of deposit are foreign deposits.

(2) Refer to “Note 10 — Earn-Out and Warrant Liabilities” for further details.

(3) During 2023, the Company extended a credit facility to LCP with a total commitment of up to $5.0 million and maturities of greater than twelve months (the “LCP Notes Receivable”). Refer to “Note 12 — Growth Equity Fund” for further details. The LCP Notes receivable bear interest at an annual rate equal to 8%.  As of June 30, 2024 and December 31, 2023, the LCP Notes Receivable in the amounts of $2.7 million and $1.8 million, respectively, were included in other assets within the condensed consolidated balance sheets. Fair values are based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize the Company’s available-for-sale securities measured at fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	(in thousands)
	Amortized Cost	Fair Value	Gross unrealized losses
U.S. treasury bills	$176,780	$176,739	$(41)
Total	$176,780	$176,739	$(41)

	December 31, 2023
	(in thousands)
	Amortized Cost	Fair Value	Gross unrealized gains
U.S. treasury bills	$171,815	$171,841	$26
Total	$171,815	$171,841	$26

The contractual maturity of the available-for-sale securities held as of June 30, 2024 and December 31, 2023 was within one year.

The following table presents the reconciliation in Level 3 instruments which consisted of earn-out shares liabilities which were measured on a recurring basis.

Six Months Ended June 30,
2024
(in thousands)
Opening balance	$18,346
Total gains or losses from the period
Included in other expense, net	7,009
Reclass from Earnout-RSU	258
Closing balance	$25,613

AvePoint, Inc.
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

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
North America	$31,697	$28,297	$61,592	$52,733
EMEA	23,089	19,573	45,895	39,061
APAC	23,175	16,999	45,008	32,647
Total revenue	$77,961	$64,869	$152,495	$124,441

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
United States	$31,529	$27,518	$61,226	$51,036
Singapore	10,230	7,180	20,709	13,617
Germany	9,394	8,126	19,288	16,781

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Other expense, net

Other expense, net is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Change in value of earn-out and warrant liabilities	$(8,670)	$(4,027)	$(7,180)	$(4,136)
Interest income, net	37	286	71	611
Profits on securities (1)	2,336	1,925	4,753	3,595
Foreign currency exchange loss, net	(644)	(344)	(1,212)	(630)
Other, net	(29)	32	2	60
Other expense, net	$(6,970)	$(2,128)	$(3,566)	$(500)

(1) Profits on securities consist of interest income from amortization of the discount arising at acquisition of U.S. treasury bills.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Loss per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net loss	$(12,938)	$(12,525)	$(14,892)	$(21,707)
Net (loss) income attributable to noncontrolling interest	(129)	60	(367)	75
Total net loss available to common shareholders	$(12,809)	$(12,585)	$(14,525)	$(21,782)
Denominator:
Weighted average common shares outstanding	182,804	183,315	182,150	183,068
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	182,804	183,315	182,150	183,068

Basic and diluted loss per share available to common shareholders, excluding sponsor earn-out shareholders	$(0.07)	$(0.07)	$(0.08)	$(0.12)

To arrive at net loss available to common stockholders, the Company deducted net (loss) income attributable to the redeemable noncontrolling interest.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three and six months ended June 30, 2024 and 2023, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	June 30,
	2024	2023
	(in thousands)
Stock options	25,313	28,286
RSUs	11,421	12,456
Warrants	17,905	17,905
Company Earn-Outs	3,000	3,000
Total potentially dilutive securities	57,639	61,647

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

Second Quarter 2024 Business Highlights

 ~~▪~~ 	Total annual recurring revenue (“ARR”) increased 23% year-over-year to $290.1 million as of June 30, 2024;
 ~~▪~~ 	Total revenue increased 20% year-over-year to $78.0 million for the three months ended June 30, 2024;
 ~~▪~~ 	SaaS revenue increased 40% year-over-year to $53.6 million for the three months ended June 30, 2024;
 ~~▪~~ 	Named to Inc.’s annual Best Workplaces list in the software industry; and
 ~~▪~~ 	Won our sixth global Microsoft Partner of the Year award.

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

The adoption of a portfolio of solutions is a substantial and ongoing challenge for most organizations, which for decades had used only a small number of multi-purpose on-premises applications to drive business outcomes. However, to deliver an efficient digital workplace today, companies must manage this range of applications – and the associated explosive growth and sprawl of critical data – with a platform offering that is well governed, fit for purpose, easy to use and built on automation.

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

Part I
Item 2

Key Business Metric

	June 30,
	2024	2023
Total ARR ($ in mil)	$290.1	$236.2

Annual Recurring Revenue

We calculate our ARR at the end of a particular period as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources from all active customers.

As of June 30, 2024 and June 30, 2023, total ARR was $290.1 million and $236.2 million, respectively, representing growth of 23%.

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

Other Expense, net	Other Expense, net consists primarily of fair value adjustments on earn-out and warrant liabilities, realized gain/loss for securities, and of foreign currency remeasurement gains/losses.

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

Comparison of Three Months Ended June 30, 2024 and June 30, 2023

Revenue

The components of AvePoint’s revenue during the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$53,643	$38,279	$15,364	40.1%
Term license and support	10,983	13,277	(2,294)	(17.3)%
Services	10,517	10,066	451	4.5%
Maintenance	2,818	3,247	(429)	(13.2)%
Total revenue	$77,961	$64,869	$13,092	20.2%

Total revenue increased 20.2% to $78.0 million for the three months ended June 30, 2024, primarily as a result of an increase in SaaS revenue. For the three months ended June 30, 2024, SaaS revenue increased 40.1% to $53.6 million, and represented 69% of total revenue, up from 59% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in both term license and support and maintenance revenue.

Services revenue is expected to fluctuate as the services generally are not recurring in nature. Additionally, maintenance revenue is expected to continue declining as we have shifted away from the sale of perpetual licenses and towards SaaS and term licenses. Without perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing customers have and will continue to transition to SaaS and term licenses, which will continue the decline in maintenance revenue.

Revenue by geographic region for the three months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
North America	$31,697	$28,297	$3,400	12.0%
EMEA	23,089	19,573	3,516	18.0%
APAC	23,175	16,999	6,176	36.3%
Total	$77,961	$64,869	$13,092	20.2%

For the three months ended June 30, 2024, North America revenue increased 12.0% to $31.7 million, driven by a 39.9%, or $6.7 million, increase in SaaS revenue, partially offset by a combined $3.3 million decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 18.0% to $23.1 million, driven by a 35.7%, or $5.1 million, increase in SaaS revenue, partially offset by a combined $1.6 million decrease in term license and support, services and maintenance revenues. APAC revenues increased 36.3% to $23.2 million, driven by a 49.5%, or $3.5 million, increase in SaaS revenue, a 33.6%, or $2.1 million, increase in services revenue, and a 23.7%, or $0.5 million, increase in term license and support revenue.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$9,745	$9,130	$615	6.7%
Term license and support	413	496	(83)	(16.7)%
Services	8,647	9,958	(1,311)	(13.2)%
Maintenance	137	212	(75)	(35.4)%
Total cost of revenue	$18,942	$19,796	$(854)	(4.3)%
Gross profit	59,019	45,073	13,946	30.9%
Gross margin	75.7%	69.5%	—	—

GAAP cost of revenue	$18,942	$19,796	$(854)	(4.3)%
Stock-based compensation expense	(115)	(816)	701	(85.9)%
Amortization of acquired intangible assets	(239)	(242)	3	(1.2)%
Non-GAAP cost of revenue	$18,588	$18,738	$(150)	(0.8)%
Non-GAAP gross profit	59,373	46,131	13,242	28.7%
Non-GAAP gross margin	76.2%	71.1%	—	—

Cost of revenue decreased 4.3% to $18.9 million for the three months ended June 30, 2024, primarily driven by a $0.6 million net decrease in personnel costs, which included a 13.2% year over year decline in cost of services revenue, partially offset by a 6.7% year over year increase in cost of SaaS revenue.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$30,470	$27,691	$2,779	10.0%
Percentage of revenue	39.1%	42.7%	—	—

GAAP sales and marketing	$30,470	$27,691	$2,779	10.0%
Stock-based compensation expense	(2,214)	(2,708)	494	(18.2)%
Amortization of acquired intangible assets	(110)	(112)	2	(1.8)%
Non-GAAP sales and marketing	$28,146	$24,871	$3,275	13.2%
Non-GAAP percentage of revenue	36.1%	38.3%	—	—

Sales and marketing expenses increased 10.0% to $30.5 million for the three months ended June 30, 2024, primarily driven by a $2.4 million increase in personnel costs, which included additional headcount and other investments in the business to respond to strong customer demand for our solutions and provide support for future growth.

General and Administrative

General and administrative expenses during the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$18,184	$15,193	$2,991	19.7%
Percentage of revenue	23.3%	23.4%	—	—

GAAP general and administrative	$18,184	$15,193	$2,991	19.7%
Stock-based compensation expense	(5,559)	(4,905)	(654)	13.3%
Non-GAAP general and administrative	$12,625	$10,288	$2,337	22.7%
Non-GAAP percentage of revenue	16.2%	15.9%	—	—

General and administrative expenses increased 19.7% to $18.2 million for the three months ended June 30, 2024. The increase was primarily driven by a $1.4 million increase in personnel costs, $0.7 million in new fees related to the Company’s investment in a growth equity fund, and a $0.7 million increase in professional services expense.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$12,503	$9,273	$3,230	34.8%
Percentage of revenue	16.0%	14.3%	—	—

GAAP research and development	$12,503	$9,273	$3,230	34.8%
Stock-based compensation expense	(2,650)	(1,157)	(1,493)	129.0%
Non-GAAP research and development	$9,853	$8,116	$1,737	21.4%
Non-GAAP percentage of revenue	12.6%	12.5%	—	—

Research and development expenses  increased   34.8%  to $12.5  million for the three months ended June 30, 2024 , primarily driven by a $2.7 million increase in personnel costs.

Income Tax Provision

Income tax expense during the three months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Income tax expense	$3,830	$3,313	$517	15.6%

AvePoint’s income tax expense for the three months ended June 30, 2024 was $3.8 million, as compared to a tax expense of $3.3 million for the three months ended June 30, 2023. The effective tax rate was (42.1)% for the three months ended June 30, 2024, compared to (36.0)% for the three months ended June 30, 2023. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

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

Part I
Item 2

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

Revenue

The components of AvePoint’s revenue during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$104,954	$73,791	$31,163	42.2%
Term license and support	20,988	24,181	(3,193)	(13.2)%
Services	20,998	19,813	1,185	6.0%
Maintenance	5,555	6,656	(1,101)	(16.5)%
Total revenue	$152,495	$124,441	$28,054	22.5%

Total revenue increased 22.5% to $152.5 million for the six months ended June 30, 2024, primarily as a result of an increase in SaaS revenue. For the six months ended June 30, 2024, SaaS revenue increased 42.2% to $105.0 million, and represented 69% of total revenue, up from 59% of total revenue in the prior year. The increase in revenue, which was driven by strong customer demand for our SaaS products, was partially offset by an expected decrease in both term license and support and maintenance revenue.

Services revenue is expected to fluctuate as the services generally are not recurring in nature. Additionally, maintenance revenue is expected to continue declining as we have shifted away from the sale of perpetual licenses and towards SaaS and term licenses. Without perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing customers have and will continue to transition to SaaS and term licenses, which will continue the decline in maintenance revenue.

Revenue by geographic region for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
North America	$61,592	$52,733	$8,859	16.8%
EMEA	45,895	39,061	6,834	17.5%
APAC	45,008	32,647	12,361	37.9%
Total	$152,495	$124,441	$28,054	22.5%

For the six months ended June 30, 2024, North America revenue increased 16.8% to $61.6 million, driven by a 40.9%, or $13.5 million, increase in SaaS revenue, partially offset by a combined $4.6 million decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 17.5% to $45.9 million, driven by a 40.8%, or $11.0 million, increase in SaaS revenue, partially offset by a combined $4.1 million decrease in term license and support, services and maintenance revenues. APAC revenues increased 37.9% to $45.0 million, driven by a 48.3%, or $6.7 million, increase in SaaS revenue, a 35.2%, or $4.4 million, increase in services revenue, and a 40.6%, or $1.4 million, increase in term license and support revenue, partially offset by a $0.2 million decrease in maintenance revenues.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$19,515	$17,025	$2,490	14.6%
Term license and support	829	957	(128)	(13.4)%
Services	18,720	19,309	(589)	(3.1)%
Maintenance	320	395	(75)	(19.0)%
Total cost of revenue	$39,384	$37,686	$1,698	4.5%
Gross profit	113,111	86,755	26,356	30.4%
Gross margin	74.2%	69.7%	—	—

GAAP cost of revenue	$39,384	$37,686	$1,698	4.5%
Stock-based compensation expense	(986)	(1,486)	500	(33.6)%
Amortization of acquired intangible assets	(480)	(484)	4	(0.8)%
Non-GAAP cost of revenue	$37,918	$35,716	$2,202	6.2%
Non-GAAP gross profit	114,577	88,725	25,852	29.1%
Non-GAAP gross margin	75.1%	71.3%	—	—

Cost of revenue increased 4.5% to $39.4 million for the six months ended June 30, 2024, primarily driven by a $1.0 million increase in personnel costs and a $1.0 million increase from higher aggregate hosting costs resulting from increased SaaS revenue.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$60,409	$54,542	$5,867	10.8%
Percentage of revenue	39.6%	43.8%	—	—

GAAP sales and marketing	$60,409	$54,542	$5,867	10.8%
Stock-based compensation expense	(4,498)	(4,909)	411	(8.4)%
Amortization of acquired intangible assets	(222)	(269)	47	(17.5)%
Non-GAAP sales and marketing	$55,689	$49,364	$6,325	12.8%
Non-GAAP percentage of revenue	36.5%	39.7%	—	—

Sales and marketing expenses increased 10.8% to $60.4 million for the six months ended June 30, 2024, primarily driven by a $5.4 million increase in personnel costs, which included additional headcount and other investments in the business to respond to strong customer demand for our solutions and provide support for future growth.

General and Administrative

General and administrative expenses during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$35,052	$29,841	$5,211	17.5%
Percentage of revenue	23.0%	24.0%	—	—

GAAP general and administrative	$35,052	$29,841	$5,211	17.5%
Stock-based compensation expense	(10,526)	(9,287)	(1,239)	13.3%
Non-GAAP general and administrative	$24,526	$20,554	$3,972	19.3%
Non-GAAP percentage of revenue	16.1%	16.5%	—	—

General and administrative expenses increased 17.5% to $35.1 million for the six months ended June 30, 2024. The increase was primarily driven by a $2.8 million increase in personnel costs, $1.3 million in new fees related to the Company’s investment in a growth equity fund, and a $0.7 million increase in professional services expense.

Part I
Item 2

Research and Development

Research and development expenses during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$22,989	$18,288	$4,701	25.7%
Percentage of revenue	15.1%	14.7%	—	—

GAAP research and development	$22,989	$18,288	$4,701	25.7%
Stock-based compensation expense	(3,986)	(2,008)	(1,978)	98.5%
Non-GAAP research and development	$19,003	$16,280	$2,723	16.7%
Non-GAAP percentage of revenue	12.5%	13.1%	—	—

Research and development expenses increased 25.7%   to $23.0  million for the six months ended June 30, 2024 , primarily driven by a $4.3 million increase in personnel costs.

Income Tax Provision

Income tax expense during the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Income tax expense	$5,987	$5,291	$696	13.2%

AvePoint’s income tax expense for the six months ended June 30, 2024 was $6.0 million, as compared to a tax expense of $5.3 million for the six months ended June 30, 2023. The effective tax rate was (67.2)% for the six months ended June 30, 2024, compared to (32.2)% for the six months ended June 30, 2023. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

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

Part I
Item 2

Non-GAAP Operating Income and Non-GAAP Operating Margin

Non-GAAP operating income and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income as GAAP operating income (loss) plus stock-based compensation and the amortization of acquired intangible assets. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation which has had historical volatility from period to period due to marked-to-market securities, and of acquired intangible assets, which are unrelated to current operations and are neither comparable to the prior period nor predictive of future results. We believe the elimination of the effect of variability caused by stock-based compensation expense and the amortization of acquired assets, both of which are non-cash expenses, provides a better representation as to the overall operating performance of the Company. We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, and (e) to assess financial discipline over operational expenditures.

Non-GAAP operating income and non-GAAP operating margin should not be considered as an alternative to operating income, operating margin or any other performance measures derived in accordance with GAAP as measures of performance. Non-GAAP operating income and non-GAAP operating margin should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of (i) non-GAAP operating income from the most comparable GAAP measure, operating income, and (ii) non-GAAP operating margin from the most comparable GAAP measure, operating margin, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
GAAP operating loss	$(2,138)	$(7,084)	$(5,339)	$(15,916)
GAAP operating margin	(2.7)%	(10.9)%	(3.5)%	(12.8)%
Add:
Stock-based compensation	10,538	9,586	19,996	17,690
Amortization of acquired intangible assets	349	354	702	753
Non-GAAP operating income	$8,749	$2,856	$15,359	$2,527
Non-GAAP operating margin	11.2%	4.4%	10.1%	2.0%

Liquidity and Capital Resources

As of June 30, 2024, we had $227.0 million in cash and cash equivalents and $3.8 million in short-term investments.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. In addition, we extended a credit facility with a remaining commitment of $2.5 million, and committed $50.0 million to a growth equity fund. We also have letters of credit issued in the amount of $0.8 million as security for operating leases, and $3.1 million as security for customer contingency agreements. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions.

Part I
Item 2

We currently maintain a loan and security agreement (the “Loan Agreement”), dated as of November 3, 2023, with HSBC Bank USA, National Association, (“HSBC”) as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may to draw upon at our request. The line currently bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. We pledged, assigned, and granted HSBC a security interest in all shares of our subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as a security for the performance of the loan and security agreement obligations.

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

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$23,914	$9,256
Net cash used in investing activities	(2,587)	(2,422)
Net cash used in financing activities	(15,820)	(13,784)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $23.9 million, reflecting AvePoint’s net loss of $14.9 million, adjusted for non-cash items of $33.9 million and net cash inflows of $4.9 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation and an increase in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and a decrease in prepaid expenses and other current assets primarily related to prepaid insurance, a decrease in deferred revenue and a decrease in accrued expenses primarily due to accrued bonuses, commissions and VAT/sales tax payable.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $2.6 million. It primarily consisted of $1.4 million of purchases of short-term investments, $0.9 million of purchases of property and equipment, and $0.7 million from the capitalization of internal use software, partially offset by $1.2 million in the maturity of short-term investments.

Net cash used in investing activities for the six months ended June 30, 2023 was $2.4 million. It primarily consisted of $1.1 million of purchases of short-term investments, $0.6 million from the capitalization of internal use software and $0.8 million of purchases of property and equipment, partially offset by $0.5 million in the maturity of short-term investments.

Part I
Item 2

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $15.8 million, primarily consisting of $19.2 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the “Share Repurchase Program”), partially offset by $3.3 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2023 was $13.8 million, primarily consisting of $17.0 million in repurchases of common stock under the Share Repurchase Program, partially offset by $3.2 million of proceeds from the exercise of stock options.

Indebtedness

Credit Facility

We maintain a line of credit under Loan Agreement with HSBC, as the lender. See “Note 6 - Line of Credit” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

The Loan Agreement provides for a revolving line of credit of up to $30.0 million and an additional $20.0 million accordion feature for additional capital we may draw upon at our request. Borrowings under the line currently bear interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. Any proceeds of borrowings under the Loan Agreement will be used for general corporate purposes.

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

To date, we are in compliance with all covenants under the Loan Agreement. We have not at any time borrowed under the Loan Agreement. The description of the Loan Agreement is qualified in its entirety by the full text of the form of such agreement, a copy of which is referenced as an exhibit to our Annual Report.

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of June 30, 2024, the commitments related to these operating leases is $15.4 million, of which $5.9 million is due in the next twelve months.

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

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to potential economic risk from interest rates, foreign exchange rates, and our concentration of credit. We continued to evaluate our exposure to market risks during the six months ended June 30, 2024, and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report. However, we have provided the following information to supplement or update our disclosures in our Annual Report.

Interest Rate Risk

As of June 30, 2024, we had cash and cash equivalents, marketable securities, and short-term deposits of $230.8 million, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Foreign Currency Exchange Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is substantially recorded to accumulated other comprehensive income on our condensed consolidated balance sheets and is also presented as a line item in its condensed consolidated statements of comprehensive income. We believe we are in large part naturally hedged against foreign currency exchange risk from our ongoing business operations, as most of our regional revenues are generated in the same currency as that region’s expenses are paid.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits.

Part I

Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weakness described below.

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

2024 Remediation Plan

Our material weakness was not remediated as of June 30, 2024. Our management has been and continues to be committed to remediating this material weakness and has identified and implemented several steps to enhance our internal controls over financial reporting. We have implemented a remediation plan (the “2024 Remediation Plan”), which includes actions not limited to:

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended June 30, 2024, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

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

Part II

Items 2, 3 and 4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended June 30, 2024, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

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

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended June 30, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
April 1, 2024 - April 30, 2024	379,367	$7.8023	379,367	$74,333,776
May 1, 2024 - May 31, 2024	61,893	$7.8725	61,893	$73,846,526
June 1, 2024 - June 30, 2024	211,322	$9.2813	211,322	$71,885,175

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-k.

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

AVEPOINT, INC.

Date: August 8, 2024	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)