Form 10-Q
period 2024-09-30
AvePoint, Inc.
filed 2024-11-07
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024 there were 187,511,301 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2024

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$249,803	$223,162
Short-term investments	173	3,721
Accounts receivable, net	79,986	85,877
Prepaid expenses and other current assets	11,083	12,824
Total current assets	341,045	325,584
Property and equipment, net	5,248	5,118
Goodwill	19,003	19,156
Intangible assets, net	9,709	10,546
Operating lease right-of-use assets	14,259	13,908
Deferred contract costs	55,371	54,675
Other assets	18,320	13,595
Total assets	$462,955	$442,582
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$3,898	$1,384
Accrued expenses and other current liabilities	57,459	53,766
Current portion of deferred revenue	133,338	121,515
Total current liabilities	194,695	176,665
Long-term operating lease liabilities	8,986	9,383
Long-term portion of deferred revenue	8,929	7,741
Earn-out shares liabilities	29,941	18,346
Other liabilities	4,683	5,603
Total liabilities	247,234	217,738
Commitments and contingencies (Note 9)
Mezzanine equity
Redeemable noncontrolling interest	—	6,038
Total mezzanine equity	—	6,038
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 187,431 and 184,652 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	19	18
Additional paid-in capital	693,819	667,881
Accumulated other comprehensive income	4,431	3,196
Accumulated deficit	(484,451)	(460,496)
Noncontrolling interest	1,903	8,207
Total stockholders’ equity	215,721	218,806
Total liabilities, mezzanine equity, and stockholders’ equity	$462,955	$442,582

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
SaaS	$60,866	$41,910	$165,820	$115,701
Term license and support	14,140	16,293	35,128	40,474
Services	10,810	11,194	31,808	31,007
Maintenance	2,988	3,363	8,543	10,019
Total revenue	88,804	72,760	241,299	197,201
Cost of revenue:
SaaS	10,624	9,561	30,139	26,586
Term license and support	373	484	1,202	1,441
Services	10,057	9,922	28,777	29,231
Maintenance	167	189	487	584
Total cost of revenue	21,221	20,156	60,605	57,842
Gross profit	67,583	52,604	180,694	139,359
Operating expenses:
Sales and marketing	30,050	28,436	90,459	82,978
General and administrative	17,043	15,838	52,095	45,679
Research and development	12,838	8,643	35,827	26,931
Total operating expenses	59,931	52,917	178,381	155,588
Income (loss) from operations	7,652	(313)	2,313	(16,229)
Other expense, net	(4,541)	(1,076)	(8,107)	(1,576)
Income (loss) before income taxes	3,111	(1,389)	(5,794)	(17,805)
Income tax expense	183	2,841	6,170	8,132
Net income (loss)	$2,928	$(4,230)	$(11,964)	$(25,937)
Net income (loss) attributable to noncontrolling interest	308	(18)	(59)	57
Net income (loss) available to common shareholders	$2,620	$(4,212)	$(11,905)	$(25,994)
Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.07)	$(0.14)
Diluted	$0.01	$(0.02)	$(0.07)	$(0.14)
Weighted average shares outstanding:
Basic	183,946	181,769	182,753	182,630
Diluted	203,859	181,769	182,753	182,630

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$2,928	$(4,230)	$(11,964)	$(25,937)
Other comprehensive income (loss) net of taxes
Unrealized gain (loss) on available-for-sale securities	3	—	(138)	—
Foreign currency translation adjustments	1,794	56	1,395	228
Total other comprehensive income	1,797	56	1,257	228
Total comprehensive income (loss)	$4,725	$(4,174)	$(10,707)	$(25,709)
Comprehensive income (loss) attributable to noncontrolling interest	406	(18)	(35)	(16)
Total comprehensive income (loss) available to common shareholders	$4,319	$(4,156)	$(10,672)	$(25,693)

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, June 30, 2024	186,657,306	$19	$688,487	$(485,327)	$2,732	$1,497	$207,408
Proceeds from exercise of options	117,457	—	279	—	—	—	279
Common stock issued upon vesting of restricted stock units	874,326	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,811	—	—	—	9,811
Reclassification of earn-out RSUs to earn-out shares	—	—	(120)	—	—	—	(120)
Purchase of public warrants	—	—	(3,828)	—	—	—	(3,828)
Repurchase and retirement of common stock	(218,546)	—	(810)	(1,744)	—	—	(2,554)
Comprehensive income:
Net income	—	—	—	2,620	—	308	2,928
Unrealized gain on available-for-sale securities	—	—	—	—	3	—	3
Foreign currency translation adjustments	—	—	—	—	1,696	98	1,794
Balance, September 30, 2024	187,430,543	$19	$693,819	$(484,451)	$4,431	$1,903	$215,721

	Three Months Ended September 30, 2023
	Redeemable	Total					Accumulated
	noncontrolling	mezzanine			Additional		Other	Total
	interest	equity	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2023	$14,009	$14,009	185,723,183	$19	$659,604	$(450,750)	$2,251	$211,124
Proceeds from exercise of options	—	—	288,180	—	625	—	—	625
Common stock issued upon vesting of restricted stock units	—	—	631,866	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,285	—	—	9,285
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(127)	—	—	(127)
Repurchase and retirement of common stock	—	—	(2,647,605)	(1)	(9,495)	(7,144)	—	(16,640)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(4,230)	—	(4,230)
Net loss attributable to and accretion of redeemable noncontrolling interest	(18)	(18)	—	—	—	18	—	18
Foreign currency translation adjustments	—	—	—	—	—	—	56	56
Balance, September 30, 2023	$13,991	$13,991	183,995,624	$18	$659,892	$(462,106)	$2,307	$200,111

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2024
	Redeemable	Total					Accumulated
	noncontrolling	mezzanine			Additional		Other		Total
	interest	equity	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2023	$6,038	$6,038	184,652,402	$18	$667,881	$(460,496)	$3,196	$8,207	$218,806
Proceeds from exercise of options	—	—	1,502,820	—	3,613	—	—	—	3,613
Common stock issued upon vesting of restricted stock units	—	—	3,905,299	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	29,807	—	—	—	29,807
Accretion of redeemable noncontrolling interest	(99)	(99)	—	—	—	99	—	—	99
Redemption of noncontrolling interest	(5,926)	(5,926)	—	—	6,379	—	2	(6,381)	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(378)	—	—	—	(378)
Purchase of public warrants	—	—	—	—	(3,828)	—	—	—	(3,828)
Repurchase and retirement of common stock	—	—	(2,629,978)	—	(9,654)	(12,050)	—	—	(21,704)
Comprehensive (loss) income:
Net (loss) income	(5)	(5)	—	—	—	(12,004)	—	45	(11,959)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(138)	—	(138)
Foreign currency translation adjustments	(8)	(8)	—	—	—	—	1,371	32	1,403
Balance, September 30, 2024	$—	$—	187,430,543	$19	$693,819	$(484,451)	$4,431	$1,903	$215,721

	Nine Months Ended September 30, 2023
	Redeemable	Total							Accumulated
	noncontrolling	mezzanine			Additional				Other	Total
	interest	equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$229,147
Proceeds from exercise of options	—	—	2,063,783	—	3,865	—	—	—	—	3,865
Common stock issued upon vesting of restricted stock units	—	—	2,637,904	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	26,975	—	—	—	—	26,975
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(439)	—	—	—	—	(439)
Repurchase and retirement of common stock	—	—	(5,983,651)	(1)	(36,224)	(4,189,750)	21,666	(19,185)	—	(33,744)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(25,937)	—	(25,937)
Net income attributable to and accretion of redeemable noncontrolling interest	57	57	—	—	—	—	—	(57)	—	(57)
Foreign currency translation adjustments	(73)	(73)	—	—	—	—	—	—	301	301
Balance, September 30, 2023	$13,991	$13,991	183,995,624	$18	$659,892	—	$—	$(462,106)	$2,307	$200,111

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net loss	$(11,964)	$(25,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,020	3,439
Operating lease right-of-use assets expense	4,975	5,294
Foreign currency remeasurement loss	1,212	763
Stock-based compensation	29,807	26,975
Deferred income taxes	(235)	(240)
Other	(4)	725
Change in value of earn-out and warrant liabilities	11,717	6,921
Changes in operating assets and liabilities:
Accounts receivable	6,873	(4,633)
Prepaid expenses and other current assets	1,767	1,663
Deferred contract costs and other assets	(3,280)	(5,637)
Accounts payable, accrued expenses, operating lease liabilities and other liabilities	(598)	(5,331)
Deferred revenue	11,844	9,282
Net cash provided by operating activities	56,134	13,284
Investing activities
Maturities of investments	5,361	1,292
Purchases of investments	(1,850)	(2,050)
Capitalization of internal-use software	(947)	(988)
Purchase of property and equipment	(2,303)	(1,478)
Issuance of notes receivables	(1,500)	(1,000)
Other investing activities	(130)	—
Net cash used in investing activities	(1,369)	(4,224)
Financing activities
Repurchase of common stock	(21,704)	(33,644)
Proceeds from stock option exercises	3,613	3,865
Redemption of redeemable noncontrolling interest	(6,130)	—
Purchase of public warrants	(3,991)	—
Repayments of finance leases	(6)	(30)
Net cash used in financing activities	(28,218)	(29,809)
Effect of exchange rates on cash	94	(653)
Net increase (decrease) in cash and cash equivalents	26,641	(21,402)
Cash and cash equivalents at beginning of period	223,162	227,188
Cash and cash equivalents at end of period	$249,803	$205,786
Supplemental disclosures of cash flow information
Income taxes paid	$5,552	$5,794

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

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Interim results are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2023, which was filed with the SEC on February 29, 2024 (“Annual Report”).

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Annual Report. There have been no significant changes to these policies during the nine months ended September 30, 2024.

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of changes in earn-out and warrant liabilities to be included in other expense, net on the condensed consolidated statements of income for the three and nine months ended September 30, 2023.
•	The reclassification of interest income, net to be included in other expense, net on the condensed consolidated statements of income for the three and nine months ended September 30, 2023.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported and the amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for the determination of standalone selling price for revenue recognition, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, purchase price in a business combination, and earn-out liabilities. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

Foreign Currency

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other expense, net in the Company’s condensed consolidated statements of income.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of September 30, 2024 and December 31, 2023, the Company’s cash balances at these entities were $11.7 million and $13.1 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

No events or circumstances changed since the acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of September 30, 2024 or  December 31, 2023.

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, services, and maintenance contracts. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence.

Amortization of deferred contract costs of $5.6 million and $15.7 million for the three and nine months ended September 30, 2024, and $4.6 million and $13.1 million for the three and nine months ended  September 30, 2023, is included as a component of sales and marketing expenses in our condensed consolidated statements of income. Deferred contract costs recognized as a contract asset in the condensed consolidated balance sheets were $55.4 million and $54.7 million as of  September 30, 2024 and December 31, 2023, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services.

Term license revenue recognized at a point in time was $9.9 million and $22.1 million for the three and nine months ended September 30, 2024, and $11.1 million and $24.9 million for the three and nine months ended  September 30, 2023.

Accounts receivable, net is inclusive of accounts receivable, and current unbilled receivables, net of allowance for credit losses. We record an unbilled receivable when revenue is recognized prior to invoicing. We have a well-established collection history from our direct and indirect sales. We periodically evaluate the collectability of our accounts receivable and provide an allowance for credit losses as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of September 30, 2024 and December 31, 2023, the allowance for credit losses was not material.

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Deferred revenue as of September 30, 2024 and December 31, 2023 was $142.3 million and $129.3 million, respectively. Revenue recognized that was included in the deferred revenue balance as of December 31, 2023, was $103.1 million for the nine months ended September 30, 2024.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2023	$94,067	$129,256	$54,675
Balance, September 30, 2024	91,033	142,267	55,371

(1) Includes long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the nine months ended September 30, 2024 and the year ended December 31, 2023 outside of its sales activities.

As of September 30, 2024, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $363.7 million, of which $310.4 million is related to SaaS and term license and support revenue. We expect to recognize approximately 61% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

Recent Accounting Pronouncements not yet effective

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2023	$19,156
Effect of foreign currency translation	(153)
Balance as of September 30, 2024	$19,003

4. Intangible assets, net

Intangible assets consist of acquired intangible assets and self-developed software.

A summary of the balances of the Company’s intangible assets as of  September 30, 2024 and  December 31, 2023 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	September 30, 2024			December 31, 2023
	(in thousands)
Technology and software	$8,962	$(3,091)	$5,871	$7,976	$(1,758)	$6,218
Customer related assets	4,601	(980)	3,621	4,546	(640)	3,906
Content	869	(652)	217	843	(421)	422
Total	$14,432	$(4,723)	$9,709	$13,365	$(2,819)	$10,546

Amortization expense for intangible assets was $0.7 million and $1.9 million for the three and nine months ended September 30, 2024, and $0.6 million and $1.6 million for the three and nine months ended  September 30, 2023, respectively.

As of September 30, 2024, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2024 (three months)	$654
2025	2,300
2026	1,801
2027	1,405
2028	1,013
Thereafter	2,536
Total intangible assets subject to amortization	$9,709

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	September 30,	December 31,
	2024	2023
	(in thousands)
Trade receivables	$57,434	$60,508
Current unbilled receivables	23,470	26,295
Allowance for credit losses	(918)	(926)
	$79,986	$85,877

6. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association, (“HSBC”) as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations. As of September 30, 2024, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

7. Income Taxes

The Company had an effective tax rate of 5.9% and (106.5)% for the three and nine months ended September 30, 2024, respectively, and (204.5)% and (45.7)% for the three and nine months ended  September 30, 2023, respectively.

The change in effective tax rates for the three-month period ended September 30, 2024 as compared to the three-month period ended  September 30, 2023 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions, stock-based compensation and changes in valuation allowance in certain jurisdictions.

The change in effective tax rates for the nine-month period ended September 30, 2024 as compared to the nine-month period ended  September 30, 2023 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions, stock-based compensation and changes in valuation allowance in certain jurisdictions.

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

The components of the Company’s operating lease expenses are reflected in the condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Lease liability cost	$1,853	$1,798	$5,353	$5,294
Short-term lease expenses (1)	345	138	891	592
Variable lease cost not included in the lease liability (2)	163	119	478	365
Total lease cost	$2,361	$2,055	$6,722	$6,251

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

During the nine months ended September 30, 2024 and 2023, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $5.2 million and $3.7 million, respectively.

Other information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$1,828	$1,659	$5,576	$5,324

As of September 30, 2024, our operating leases had a weighted average remaining lease term of 3.6 years and a weighted average discount rate of 5.4%.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2023, our operating leases had a weighted average remaining lease term of 3.8 years and a weighted average discount rate of 5.6%.

The maturity schedule of the operating lease liabilities as of September 30, 2024 is as follows:

Year Ending December 31:
(in thousands)
2024 (three months)	$1,642
2025	6,123
2026	3,472
2027	2,274
2028	1,395
Thereafter	1,427
Total future lease payments	$16,333
Less: Present value adjustment	(1,471)
Present value of future lease payments (1)	$14,862

(1) Includes the current portion of operating lease liabilities of $5.9 million, which is reflected in accrued expenses and other liabilities in the condensed consolidated balance sheets.

As of September 30, 2024, letters of credit have been issued in the amount of $0.8 million as security for operating leases. The letters of credit are secured by certificates of deposit and a line of credit. The certificates of deposit are included in short-term investments within the condensed consolidated balance sheets.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Commitments and Contingencies

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of September 30, 2024, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Indemnification

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

As part of the business combination with Apex Technology Acquisition Corporation, Inc. (“Apex”), we assumed certain indemnification obligations for Apex Technology Sponsor LLC and Jeff Epstein, Brad Koenig, David Chao, Peter Bell, Donna Wells, and Alex Vieux (the “Indemnitees” or “Defendants”). On February 2, 2024, Drulias and Farzad (as purported Apex stockholders, the “Plaintiffs”) filed a class action complaint against the Indemnities in Delaware Court of Chancery, captioned Dean William Drulias, et.al. v. Apex Technology Sponsor LLC, et.al., C.A. No. 2024-0094-LWW. Plaintiffs asserted breach of fiduciary duty and unjust enrichment claims against the Defendants. The complaint alleged that Defendants made false and misleading disclosures in the June 2, 2021 proxy statement of Apex impacting its stockholders’ vote to approve a merger between Apex and us and also affecting stockholders’ redemption rights prior to the merger. Plaintiffs sought unspecified damages, rescission or rescissory damages, and disgorgement of unjust enrichment. We were not a named defendant in the complaint but had indemnification obligations to the Defendants under indemnification agreements executed during the merger. Also, in accordance with the business combination agreement, the Defendants obtained insurance policies to cover post-closing liability, with Apex securing a policy with a limit of $10 million and the sponsors obtaining a policy with a $3 million limit. The parties participated in a mediation in October and agreed to settlement terms. Pursuant to a signed letter of intent and a forthcoming settlement agreement, releasing us and the Defendants and settling the class action, we will contribute $1.4 million toward the full settlement amount of $14.4 million. The remaining $13 million will be paid pursuant to the two aforementioned insurance policies covering the Defendants and sponsor. As of September 30, 2024, an estimated accrual of $1.4 million was included in the accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements for the completion of service projects, the completion of which are secured by certificates of deposit and a line of credit. The certificates of deposit are included in short-term investments within the condensed consolidated balance sheets. As of September 30, 2024, letters of credit have been issued in the amount of $3.7 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

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

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ (as defined below) contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021 was determined to be $29.6 million. The fair value was remeasured as of September 30, 2024 and December 31, 2023, and was determined to be $29.9 million and $18.3 million, respectively, and included in the earn-out shares’ liabilities in the condensed consolidated balance sheets. As a result, $4.2 million and $11.2 million increases in liability were recognized during the three and nine months ended September 30, 2024, and $2.8 million and $6.8 million increases in liability were recognized during the three and nine months ended  September 30, 2023, and included as other expense, net in the condensed consolidated statements of income. No Company Earn-Out Shares have been issued as of September 30, 2024. We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

	September 30,	December 31,
	2024	2023
Term (in years)	3.75	4.5
Volatility	50.0%	55.0%

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

The private placement warrants are non-transferable and any transfer to an unrelated party would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of September 30, 2024 and December 31, 2023, and was determined to be $0.9 million and $0.5 million, respectively, and included in the other non-current liabilities in the condensed consolidated balance sheets. As a result, $0.3 million and $0.5 million of losses were recognized during the three and nine months ended September 30, 2024, and $0.1 million and $0.2 million were recognized during the three and nine months ended  September 30, 2023, and included as other expense, net in the condensed consolidated statements of income.

As of September 30, 2024, 328,750 private placement warrants remained outstanding.

11. Mezzanine Equity and Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 187,430,543 and 184,652,402 shares issued and outstanding as of  September 30, 2024 and December 31, 2023, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the nine months ended September 30, 2024, the Company repurchased and retired 2,629,978 shares at an average price of $8.25 per share. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the condensed consolidated balance sheet during the nine months ended September 30, 2024, were reduced by $0.0 million, $9.7 million, and $12.1 million, respectively. During the nine months ended  September 30, 2023, the Company repurchased and retired 5,983,651 shares at an average price of $5.62.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Sponsor Earn-Out Shares are currently outstanding and receive all benefits of regular shares with the exception of the fact that the shares are held in escrow and restricted from transfer until the vesting conditions described above are met. Consequently, the shares are classified as equity. No Sponsor Earn-Out Shares have vested as of  September 30, 2024.

Public Warrants to Acquire Common Stock

On July 1, 2021, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint’s common stock and the warrants are exercisable from the date of issuance through July 1, 2026.

On August 27, 2024, the Company announced the commencement of an offer to purchase all of its outstanding public warrants at a price of $2.50 per warrant in cash, with an expiration date of  September 26, 2024 (the “Offer”). On September 26, 2024, the Company announced that 1,596,314 warrants had been validly tendered and purchased, representing approximately 9.1% of the outstanding warrants, for a total amount of $4.0 million. As of  September 30, 2024, 15,979,936 warrants remained outstanding.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Redeemable Noncontrolling Interest

During the nine months ended September 30, 2024, the redeemable noncontrolling interest shareholders of MaivenPoint Pte. Ltd. (“MaivenPoint”), a consolidated subsidiary of the Company, submitted notices of exercise of their put option to cause MaivenPoint to repurchase their shares at a price of $6.1 million. As a result of the exercise, AvePoint’s ownership in MaivenPoint became 76.1%, with the remaining ownership interest held by an unaffiliated investor. Due to the ownership percentage change, the Company adjusted the carrying amount of the noncontrolling interest by multiplying the adjusted net assets of MaivenPoint by the unaffiliated investor’s new ownership percentage, resulting in a reduction to noncontrolling interest and increase in additional-paid-in capital of $6.4 million, respectively, within the condensed consolidated balance sheets.

There are no put options held by MaivenPoint’s remaining noncontrolling interest shareholders, and therefore, there is no longer any redeemable noncontrolling interest in MaivenPoint as of September 30, 2024.

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

The Venture wholly owns A3V GP Co., which serves as the general partner of the Fund. As a limited partner, the Company committed to contribute $50.0 million to the Fund, to be called as needed, for portfolio investments, fees, and expenses of the Fund. The Company also participates in Fund establishment costs and an annual management fee equal to 2.0% of the total commitment. Any future repayment obligations will be triggered upon the receipt by LCP of profit allocations related to the Fund.

As of September 30, 2024, no portion of the Company’s $50.0 million commitment has been called or was callable, and the operations of the Fund and the Venture have not materially impacted the Company’s financial position, financial performance, or cash flows.

As of September 30, 2024, $1.9 million of management fee and establishment costs were included in accrued expenses and other liabilities in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, $0.6 million and $1.9 million, respectively, of management fee and establishment costs were included in general and administrative in the condensed consolidated statements of income.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of September 30, 2024, 27,210,325 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options and restricted stock units to employees, directors and consultants.

For the three months ended September 30, 2024 and 2023, total stock-based compensation expense was $9.8 million and $9.3 million, respectively. For the nine months ended September 30, 2024 and 2023, total stock-based compensation expense was $29.8 million and $27.0 million, respectively.

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

As of September 30, 2024, there was $8.4 million in unrecognized compensation costs related to all unvested options.

As of  September 30, 2024, the Company had 25,195,045 options outstanding and 22,646,655 options exercisable with intrinsic values of $188.6 million and $177.8 million, respectively. During the nine months ended September 30, 2024, 1,502,820 options were exercised, with a total intrinsic value of $9.5 million.

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

3,727,387 Time-Based RSUs and 502,676 PSUs were granted under the 2021 Plan during the nine months ended September 30, 2024, with a weighted-average grant date fair-value of $7.52 per award. The compensation costs for RSUs are accounted for in accordance with ASC 718.  RSUs are measured at the fair market value of the underlying stock at the grant date. RSUs that vested during the nine months ended  September 30, 2024 had an aggregate fair value at vesting of $35.5 million. As of September 30, 2024, there was $60.0 million in unrecognized compensation costs specific to the unvested RSUs, to be recognized over a weighted-average period of 2.5 years. As of  September 30, 2024, the Company had 10,031,797 unvested Time-Based RSUs and 502,676 unvested PSUs with a weighted-average grant date fair-value of $6.29 per award.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Financial Instruments

Fair value is defined by ASC 820, Fair Value Measurement (“ASC 820”) as the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability.

	September 30, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit	$—	$1,565	$—	$1,565
Money market funds	—	4,211	—	4,211
U.S. treasury bills	—	179,051	—	179,051
Short term investments:
Certificates of deposit	—	171	—	171
Other assets:
Certificates of deposit	—	38	—	38
Notes receivables (1)	—	—	3,692	3,692
Total	$—	$185,036	$3,692	$188,728
Liabilities:
Earn-out shares liabilities:
Earn-out shares (2)	$—	$—	$29,941	$29,941
Other non-current liabilities:
Warrant liabilities (2)	—	871	—	871
Total	$—	$871	$29,941	$30,812

	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (3)	$—	$1,533	$—	$1,533
Money market funds	—	4,423	—	4,423
U.S. treasury bills	—	171,841	—	171,841
Short term investments:
Certificates of deposit (3)	—	3,721	—	3,721
Other assets:
Notes receivables (1)	—	—	1,840	1,840
Total	$—	$181,518	$1,840	$183,358
Liabilities:
Earn-out shares liabilities:
Earn-out shares (2)	$—	$—	$18,346	$18,346
Other non-current liabilities:
Warrant liabilities (2)	—	533	—	533
Total	$—	$533	$18,346	$18,879

(1) During 2023, the Company extended a credit facility to LCP with a total commitment of up to $5.0 million and maturities of greater than twelve months (the “LCP Notes Receivable”). Refer to “Note 12 — Growth Equity Fund” for further details. The LCP Notes Receivable bear interest at an annual rate equal to 8%.  As of September 30, 2024 and December 31, 2023, the LCP Notes Receivable in the amounts of $3.5 million and $1.8 million, respectively, were included in other assets within the condensed consolidated balance sheets. Fair values are based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities.

(2) Refer to “Note 10 — Earn-Out and Warrant Liabilities” for further details.

(3) The majority of certificates of deposit are foreign deposits.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize the Company’s available-for-sale securities measured at fair value as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	(in thousands)
	Amortized Cost	Fair Value	Gross unrealized losses
U.S. treasury bills	$179,089	$179,051	$(38)
Total	$179,089	$179,051	$(38)

	December 31, 2023
	(in thousands)
	Amortized Cost	Fair Value	Gross unrealized gains
U.S. treasury bills	$171,815	$171,841	$26
Total	$171,815	$171,841	$26

The contractual maturity of the available-for-sale securities held as of September 30, 2024 and December 31, 2023 was within one year.

The following table presents the reconciliation in Level 3 instruments which consisted of earn-out shares liabilities which were measured on a recurring basis.

Nine Months Ended September 30,
2024
(in thousands)
Opening balance	$18,346
Total gains or losses from the period
Included in other expense, net	11,217
Reclass from Earnout-RSU	378
Closing balance	$29,941

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Segment Information

The Company operates in one segment. Its products and services are sold throughout the world, through direct and indirect sales channels. The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation or profitability by product or geography.

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
North America	$37,648	$31,751	$99,240	$84,484
EMEA	26,298	21,739	72,193	60,800
APAC	24,858	19,270	69,866	51,917
Total revenue	$88,804	$72,760	$241,299	$197,201

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
United States	$37,518	$31,115	$98,744	$82,151
Singapore	10,700	8,639	31,409	22,256
Germany	11,568	9,212	30,856	25,993

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Other expense, net

Other expense, net is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Change in value of earn-out and warrant liabilities	$(4,537)	$(2,785)	$(11,717)	$(6,921)
Interest income, net	45	232	116	843
Profits on securities (1)	2,383	2,177	7,136	5,772
Foreign currency exchange gain (loss), net	237	(692)	(975)	(1,322)
Other, net	(2,669)	(8)	(2,667)	52
Other expense, net	$(4,541)	$(1,076)	$(8,107)	$(1,576)

(1) Profits on securities consist of interest income from amortization of the discount arising at acquisition of U.S. treasury bills.

17. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing total net income (loss) by the weighted average common shares outstanding for the period. In computing diluted net income (loss) per share, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of common stock resulting from outstanding share-based payment awards, warrants and Company Earn-Outs. The Company’s Sponsor Earn-Out Shares described in “Note 11 — Mezzanine Equity and Stockholders’ Equity” are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net income (loss) per share available to common shareholders, excluding sponsor earn-out shareholders
Numerator:
Net income (loss)	$2,928	$(4,230)	$(11,964)	$(25,937)
Net income attributable to Sponsor Earn-out Shares	(41)	—	—	—
Net (income) loss attributable to noncontrolling interest	(308)	18	59	(57)
Total net income (loss) available to common shareholders	$2,579	$(4,212)	$(11,905)	$(25,994)
Denominator:
Weighted average common shares outstanding	183,946	181,769	182,753	182,630
Effect of dilutive securities
Stock options	14,533	—	—	—
RSUs	5,380	—	—	—
Weighted average diluted shares	203,859	181,769	182,753	182,630

Basic net income (loss) per share available to common shareholders, excluding sponsor earn-out shareholders	$0.01	$(0.02)	$(0.07)	$(0.14)
Diluted net income (loss) per share available to common shareholders, excluding sponsor earn-out shareholders	$0.01	$(0.02)	$(0.07)	$(0.14)

To arrive at net income (loss) available to common stockholders, the Company deducted net income attributable to Sponsor Earn-out Shares and net (income) loss attributable to noncontrolling interest.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The below table includes the total potentially dilutive securities for the three and nine months ending September 30, 2024 and the three and nine months ending September 30, 2023 which have been excluded from the computation of diluted net income (loss) per share as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	12	27,982	25,195	27,982
RSUs	1	11,533	10,534	11,533
Warrants	16,308	17,905	16,308	17,905
Company Earn-Outs	3,000	3,000	3,000	3,000
Total potentially dilutive securities	19,321	60,420	55,037	60,420

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

Third Quarter 2024 Business Highlights

 ~~▪~~ 	Total annual recurring revenue (“ARR”) increased 23% year-over-year to $308.9 million as of September 30, 2024;
 ~~▪~~ 	Total revenue increased 22% year-over-year to $88.8 million for the three months ended September 30, 2024;
 ~~▪~~ 	SaaS revenue increased 45% year-over-year to $60.9 million for the three months ended September 30, 2024; and
 ~~▪~~ 	Announced the general availability of AvePoint Cloud Backup Express, designed to use Microsoft 365 Backup Storage for rapid and more efficient data protection.

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

Part I
Item 2

Key Business Metric

	September 30,
	2024	2023
Total ARR ($ in mil)	$308.9	$250.6

Annual Recurring Revenue

We believe ARR further enables measurement of our business performance, is an important metric for financial forecasting and better enables us to make strategic decisions on the business. We calculate ARR as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources from all active customers at the end of a reporting period.

As of September 30, 2024 and September 30, 2023, total ARR was $308.9 million and $250.6 million, respectively, representing growth of 23%.

Growth in ARR is driven by both new business and the expansion of existing business. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, and the active contracts used in calculating ARR may or may not be extended or renewed by our customers.

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

Comparison of Three Months Ended September 30, 2024 and September 30, 2023

Revenue

The components of AvePoint’s revenue during the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$60,866	$41,910	$18,956	45.2%
Term license and support	14,140	16,293	(2,153)	(13.2)%
Services	10,810	11,194	(384)	(3.4)%
Maintenance	2,988	3,363	(375)	(11.2)%
Total revenue	$88,804	$72,760	$16,044	22.1%

Total revenue increased 22.1% to $88.8 million for the three months ended September 30, 2024, due to an increase in SaaS revenue, which increased 45.2% to $60.9 million, and represented 69% of total revenue, up from 58% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in both term license and support and maintenance revenue.

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

Revenue by geographic region for the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
North America	$37,648	$31,751	$5,897	18.6%
EMEA	26,298	21,739	4,559	21.0%
APAC	24,858	19,270	5,588	29.0%
Total	$88,804	$72,760	$16,044	22.1%

For the three months ended September 30, 2024, North America revenue increased 18.6% to $37.6 million, driven by a 46.2%, or $8.3 million, increase in SaaS revenue, partially offset by a combined $2.4 million decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 21.0% to $26.3 million, driven by a 41.5%, or $6.5 million, increase in SaaS revenue, partially offset by a combined $1.9 million decrease in term license and support, services and maintenance revenues. APAC revenues increased 29.0% to $24.9 million, driven by a 50.4%, or $4.1 million, increase in SaaS revenue, a 10.3%, or $0.8 million, increase in services revenue, a 22.7%, or $0.4 million, increase in term license and support revenue, and a 16.0%, or $0.2 million, increase in maintenance revenue.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$10,624	$9,561	$1,063	11.1%
Term license and support	373	484	(111)	(22.9)%
Services	10,057	9,922	135	1.4%
Maintenance	167	189	(22)	(11.6)%
Total cost of revenue	$21,221	$20,156	$1,065	5.3%
Gross profit	67,583	52,604	14,979	28.5%
Gross margin	76.1%	72.3%	—	—

GAAP cost of revenue	$21,221	$20,156	$1,065	5.3%
Stock-based compensation expense	(530)	(806)	276	(34.2)%
Amortization of acquired intangible assets	(242)	(241)	(1)	0.4%
Non-GAAP cost of revenue	$20,449	$19,109	$1,340	7.0%
Non-GAAP gross profit	68,355	53,651	14,704	27.4%
Non-GAAP gross margin	77.0%	73.7%	—	—

Cost of revenue increased 5.3% to $21.2 million for the three months ended September 30, 2024, primarily driven by a $0.6 million increase in personnel costs and a $0.4 million increase from higher aggregate hosting costs resulting from increased SaaS revenue.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$30,050	$28,436	$1,614	5.7%
Percentage of revenue	33.8%	39.1%	—	—

GAAP sales and marketing	$30,050	$28,436	$1,614	5.7%
Stock-based compensation expense	(2,186)	(2,358)	172	(7.3)%
Amortization of acquired intangible assets	(120)	(112)	(8)	7.1%
Non-GAAP sales and marketing	$27,744	$25,966	$1,778	6.8%
Non-GAAP percentage of revenue	31.2%	35.7%	—	—

Sales and marketing expenses increased 5.7% to $30.1 million for the three months ended September 30, 2024, primarily driven by a $1.2 million increase in personnel costs, which included additional headcount and other investments in the business to respond to strong customer demand for our solutions and provide support for future growth.

General and Administrative

General and administrative expenses during the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$17,043	$15,838	$1,205	7.6%
Percentage of revenue	19.2%	21.8%	—	—

GAAP general and administrative	$17,043	$15,838	$1,205	7.6%
Stock-based compensation expense	(4,925)	(5,264)	339	(6.4)%
Non-GAAP general and administrative	$12,118	$10,574	$1,544	14.6%
Non-GAAP percentage of revenue	13.6%	14.5%	—	—

General and administrative expenses increased 7.6% to $17.0 million for the three months ended September 30, 2024. The increase was primarily driven by $0.5 million in new fees related to the Company’s investment in a growth equity fund, a $0.5 million increase in salary and benefits, and a $0.2 million increase in software license expense due to increased headcount, partially offset by a $0.3 million decrease in stock-based compensation.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$12,838	$8,643	$4,195	48.5%
Percentage of revenue	14.5%	11.9%	—	—

GAAP research and development	$12,838	$8,643	$4,195	48.5%
Stock-based compensation expense	(2,170)	(857)	(1,313)	153.2%
Non-GAAP research and development	$10,668	$7,786	$2,882	37.0%
Non-GAAP percentage of revenue	12.0%	10.7%	—	—

Research and development expenses  increased   48.5%  to $12.8  million for the three months ended September 30, 2024 , primarily driven by a $3.6 million increase in personnel costs associated with the expansion of our workforce.

Income Tax Provision

Income tax expense during the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Income tax expense	$183	$2,841	$(2,658)	(93.6)%

AvePoint’s income tax expense for the three months ended September 30, 2024 was $0.2 million, as compared to a tax expense of $2.8 million for the three months ended September 30, 2023. The effective tax rate was 5.9% for the three months ended September 30, 2024, compared to (204.5)% for the three months ended September 30, 2023. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up a valuation allowance, which may result in income tax expense in the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income (loss).

Part I
Item 2

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

Revenue

The components of AvePoint’s revenue during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$165,820	$115,701	$50,119	43.3%
Term license and support	35,128	40,474	(5,346)	(13.2)%
Services	31,808	31,007	801	2.6%
Maintenance	8,543	10,019	(1,476)	(14.7)%
Total revenue	$241,299	$197,201	$44,098	22.4%

Total revenue increased 22.4% to $241.3 million for the nine months ended September 30, 2024, primarily as a result of an increase in SaaS revenue, which increased 43.3% to $165.8 million, and represented 69% of total revenue, up from 59% of total revenue in the prior year. The increase in revenue, which was driven by strong customer demand for our SaaS products, was partially offset by an expected decrease in both term license and support and maintenance revenue.

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

Revenue by geographic region for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
North America	$99,240	$84,484	$14,756	17.5%
EMEA	72,193	60,800	11,393	18.7%
APAC	69,866	51,917	17,949	34.6%
Total	$241,299	$197,201	$44,098	22.4%

For the nine months ended September 30, 2024, North America revenue increased 17.5% to $99.2 million, driven by a 42.7%, or $21.8 million, increase in SaaS revenue, partially offset by a combined $7.1 million decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 18.7% to $72.2 million, driven by a 41.0%, or $17.5 million, increase in SaaS revenue, partially offset by a combined $6.1 million decrease in term license and support, services and maintenance revenues. APAC revenues increased 34.6% to $69.9 million, primarily driven by a 49.1%, or $10.9 million, increase in SaaS revenue, a 25.7%, or $5.2 million, increase in services revenue, and a 34.6%, or $1.8 million, increase in term license and support revenue.

Part I
Item 2

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$30,139	$26,586	$3,553	13.4%
Term license and support	1,202	1,441	(239)	(16.6)%
Services	28,777	29,231	(454)	(1.6)%
Maintenance	487	584	(97)	(16.6)%
Total cost of revenue	$60,605	$57,842	$2,763	4.8%
Gross profit	180,694	139,359	41,335	29.7%
Gross margin	74.9%	70.7%	—	—

GAAP cost of revenue	$60,605	$57,842	$2,763	4.8%
Stock-based compensation expense	(1,516)	(2,292)	776	(33.9)%
Amortization of acquired intangible assets	(722)	(725)	3	(0.4)%
Non-GAAP cost of revenue	$58,367	$54,825	$3,542	6.5%
Non-GAAP gross profit	182,932	142,376	40,556	28.5%
Non-GAAP gross margin	75.8%	72.2%	—	—

Cost of revenue increased 4.8% to $60.6 million for the nine months ended September 30, 2024, primarily driven by a $1.7 million increase in personnel costs and a $1.4 million increase from higher aggregate hosting costs resulting from increased SaaS revenue.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$90,459	$82,978	$7,481	9.0%
Percentage of revenue	37.5%	42.1%	—	—

GAAP sales and marketing	$90,459	$82,978	$7,481	9.0%
Stock-based compensation expense	(6,684)	(7,267)	583	(8.0)%
Amortization of acquired intangible assets	(342)	(381)	39	(10.2)%
Non-GAAP sales and marketing	$83,433	$75,330	$8,103	10.8%
Non-GAAP percentage of revenue	34.6%	38.2%	—	—

Sales and marketing expenses increased 9.0% to $90.5 million for the nine months ended September 30, 2024, primarily driven by a $6.6 million increase in personnel costs, which included additional headcount and other investments in the business to respond to strong customer demand for our solutions and provide support for future growth.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$52,095	$45,679	$6,416	14.0%
Percentage of revenue	21.6%	23.2%	—	—

GAAP general and administrative	$52,095	$45,679	$6,416	14.0%
Stock-based compensation expense	(15,451)	(14,551)	(900)	6.2%
Non-GAAP general and administrative	$36,644	$31,128	$5,516	17.7%
Non-GAAP percentage of revenue	15.2%	15.8%	—	—

General and administrative expenses increased 14.0% to $52.1 million for the nine months ended September 30, 2024. The increase was primarily driven by a $2.9 million increase in personnel costs, $1.9 million in new fees related to the Company’s investment in a growth equity fund, a $0.8 million increase in software license expense due to increased headcount, and a $0.6 million increase in professional services expense.

Part I
Item 2

Research and Development

Research and development expenses during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$35,827	$26,931	$8,896	33.0%
Percentage of revenue	14.8%	13.7%	—	—

GAAP research and development	$35,827	$26,931	$8,896	33.0%
Stock-based compensation expense	(6,156)	(2,865)	(3,291)	114.9%
Non-GAAP research and development	$29,671	$24,066	$5,605	23.3%
Non-GAAP percentage of revenue	12.3%	12.2%	—	—

Research and development expenses increased 33.0%   to $35.8  million for the nine months ended September 30, 2024 , primarily driven by a $7.9 million increase in personnel costs.

Income Tax Provision

Income tax expense during the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Income tax expense	$6,170	$8,132	$(1,962)	(24.1)%

AvePoint’s income tax expense for the nine months ended September 30, 2024 was $6.2 million, as compared to a tax expense of $8.1 million for the nine months ended September 30, 2023. The effective tax rate was (106.5)% for the nine months ended September 30, 2024, compared to (45.7)% for the nine months ended September 30, 2023. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up a valuation allowance, which may result in income tax expense in the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income (loss).

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

The following table presents a reconciliation of (i) non-GAAP operating income from the most comparable GAAP measure, operating income, and (ii) non-GAAP operating margin from the most comparable GAAP measure, operating margin, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
GAAP operating income (loss)	$7,652	$(313)	$2,313	$(16,229)
GAAP operating margin	8.6%	(0.4)%	1.0%	(8.2)%
Add:
Stock-based compensation	9,811	9,285	29,807	26,975
Amortization of acquired intangible assets	362	353	1,064	1,106
Non-GAAP operating income	$17,825	$9,325	$33,184	$11,852
Non-GAAP operating margin	20.1%	12.8%	13.8%	6.0%

Liquidity and Capital Resources

As of September 30, 2024, we had $249.8 million in cash and cash equivalents and $0.2 million in short-term investments.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. In addition, we extended a credit facility with a remaining commitment of $2.5 million, and committed $50.0 million to a growth equity fund. We also have letters of credit issued in the amount of $0.8 million as security for operating leases, and $3.7 million as security for customer contingency agreements. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions.

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

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$56,134	$13,284
Net cash used in investing activities	(1,369)	(4,224)
Net cash used in financing activities	(28,218)	(29,809)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $56.1 million, reflecting AvePoint’s net loss of $12.0 million, adjusted for non-cash items of $51.5 million and net cash inflows of $16.6 million from changes in its operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation and an increase in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and an increase in prepaid expenses and other current assets primarily related to prepaid software maintenance and subscription, an increase in deferred revenue and an increase in accrued expenses primarily due to income tax payable.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $1.4 million. It primarily consisted of $2.3 million of purchases of property and equipment, $1.9 million of purchases of short-term investments, $1.5 million investment in notes, and $0.9 million from the capitalization of internal use software, offset by $5.4 million from the maturity of short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2023 was $4.2 million. It primarily consisted of $2.1 million of purchases of short-term investments, $1.5 million of purchases of property and equipment, and $1.0 million from the capitalization of internal use software, partially offset by $1.3 million from the maturity of short-term investments.

Part I
Item 2

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $28.2 million, primarily consisting of $21.7 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the “Share Repurchase Program”), $6.1 million in the redemption of the redeemable noncontrolling interest of MaivenPoint, and $4.0 million in the purchase of our public warrants, partially offset by $3.6 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2023 was $29.8 million, primarily consisting of $33.6 million in repurchases of common stock under the Share Repurchase Program, partially offset by $3.9 million of proceeds from the exercise of stock options.

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

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of September 30, 2024, the commitments related to these operating leases is $16.3 million, of which $6.3 million is due in the next twelve months.

Operating Segment Information

We operate in one segment. Our products and services are sold throughout the world, through direct and indirect sales channels. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation or profitability by product or geography. See the section titled “Notes to Condensed Consolidated Financial Statements” (Part I, Item 1 of this Quarterly Report) under the sub-heading “Note 15 – Segment Information” for more information.

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

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to potential economic risk from interest rates, foreign exchange rates, and our concentration of credit. We continued to evaluate our exposure to market risks during the nine months ended September 30, 2024, and have determined that there have been no material changes to our exposure to market risks from those described in our Annual Report. However, we have provided the following information to supplement or update our disclosures in our Annual Report.

Interest Rate Risk

As of September 30, 2024, we had cash and cash equivalents, marketable securities, and short-term deposits of $250.0 million, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that it does not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Foreign Currency Exchange Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is substantially recorded to accumulated other comprehensive income on our condensed consolidated balance sheets and is also presented as a line item in its condensed consolidated statements of comprehensive income (loss). We believe we are in large part naturally hedged against foreign currency exchange risk from our ongoing business operations, as most of our regional revenues are generated in the same currency as that region’s expenses are paid.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits.

Part I

Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the material weakness described below.

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

2024 Remediation Plan

Our material weakness was not remediated as of September 30, 2024. Our management has been and continues to be committed to remediating this material weakness and has identified and implemented several steps to enhance our internal controls over financial reporting. We have implemented a remediation plan (the “2024 Remediation Plan”), which includes actions not limited to:

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As part of the business combination with Apex Technology Acquisition Corporation, Inc. (“Apex”), we assumed certain indemnification obligations for Apex Technology Sponsor LLC and Jeff Epstein, Brad Koenig, David Chao, Peter Bell, Donna Wells, and Alex Vieux (the “Indemnitees” or “Defendants”). On February 2, 2024, Drulias and Farzad (as purported Apex stockholders, the “Plaintiffs”) filed a class action complaint against the Indemnities in Delaware Court of Chancery, captioned Dean William Drulias, et.al. v. Apex Technology Sponsor LLC, et.al., C.A. No. 2024-0094-LWW. Plaintiffs asserted breach of fiduciary duty and unjust enrichment claims against the Defendants. The complaint alleged that Defendants made false and misleading disclosures in the June 2, 2021 proxy statement of Apex impacting its stockholders’ vote to approve a merger between Apex and us and also affecting stockholders’ redemption rights prior to the merger. Plaintiffs sought unspecified damages, rescission or rescissory damages, and disgorgement of unjust enrichment. We were not a named defendant in the complaint but had indemnification obligations to the Defendants under indemnification agreements executed during the merger. Also, in accordance with the business combination agreement, the Defendants obtained insurance policies to cover post-closing liability, with Apex securing a policy with a limit of $10 million and the sponsors obtaining a policy with a $3 million limit. The parties participated in a mediation in October and agreed to settlement terms. Pursuant to a signed letter of intent and a forthcoming settlement agreement, releasing us and the Defendants and settling the class action, we will contribute $1.4 million toward the full settlement amount of $14.4 million. The remaining $13 million will be paid pursuant to the two aforementioned insurance policies covering the Defendants and sponsor. As of September 30, 2024, an estimated accrual of $1.4 million was included in the accrued expenses and other current liabilities within the condensed consolidated balance sheets.

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended September 30, 2024, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation for which a material claim is reasonably possible, probable, or estimable.

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

Part II

Items 2, 3 and 4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended September 30, 2024, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

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

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended September 30, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
July 1, 2024 - July 31, 2024	2,696	$10.2964	2,696	$71,857,416
August 1, 2024 - August 31, 2024	13,064	$10.4160	13,064	$71,721,341
September 1, 2024 - September 30, 2024	202,786	$11.7813	202,786	$69,332,259

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-k.

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

AVEPOINT, INC.

Date: November 7, 2024	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)