Form 10-K
period 2024-12-31
AvePoint, Inc.
filed 2025-02-28
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant was $1,333,490,747.20 based on the closing sale price as reported by Nasdaq. As of February 26, 2025, there were 201,831,243 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated by reference into Part III.

AVEPOINT, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

PART I

Item 1

ITEM 1. BUSINESS

Company Overview

AvePoint empowers organizations of all sizes, industries, and regions with its cloud-native data management software platform, enabling them to prepare, secure, and optimize their critical data. The AvePoint Confidence Platform unifies data security, governance, and business continuity into a seamless, resilient experience, addressing the most pressing challenges in today’s complex digital landscape.

In a world where data is sprawling across hybrid work environments and generative artificial intelligence (“AI”) technologies are rapidly emerging, AvePoint stands out with its platform-first strategy. By integrating features and solutions to optimize operations, AvePoint delivers more than basic security controls—it redefines how businesses manage their most sensitive data and critical assets. This holistic and automated approach enables organizations to secure the perimeter for sensitive data, strategically govern digital workspaces, and ensure compliance with evolving regulatory requirements.

Organizations today face a host of challenges that make a robust data management strategy indispensable, including:

■

Optimizing data for AI: As organizations modernize their data ecosystems, the complexities of leveraging generative AI technologies require proper governance, security, and lifecycle management. With AvePoint, companies can extract more value from complex datasets, make informed decisions, reduce workloads, and enhance customer experiences.

■

Explosive data growth: The hybrid work model and software-as-a-service (“SaaS”) proliferation have led to a surge in unstructured, sensitive data. AvePoint’s solutions tackle the sprawl with robust control and protection measures to manage this growth.

■

A dangerous threat landscape and complex regulations: Companies are navigating increasing cyber threats and global regulatory demands. AvePoint ensures data is protected, secure, and compliant, helping mitigate financial, operational, and reputational risks.

■

The need for automation: To monitor, govern, and respond to threats efficiently, organizations require streamlined, automated platforms that deliver rapid value. AvePoint’s automation layer integrates seamlessly to achieve this efficiency.

Guided by its Beyond Secure philosophy, AvePoint goes beyond traditional boundaries to inspire trust, enabling organizations to focus on innovation while protecting against data breaches and unauthorized access. For over 20 years, AvePoint has continually innovated to provide solutions that meet the demands of modern data management, empowering businesses to overcome challenges and unlock new possibilities in an ever-evolving landscape.

PART I

Item 1

Platform Overview

The AvePoint Confidence Platform delivers a comprehensive and integrated set of SaaS solutions, empowering users in a variety of technology roles—including IT operations, development operations, and cybersecurity—to govern and secure the digital workplace.

Built on a Platform-as-a-Service (PaaS) architecture, it combines modularity with tailored, industry-specific functionality to address critical operational challenges and manage data effectively across third-party cloud vendors like Microsoft, Salesforce, Google, AWS, Box, and Dropbox. With extensions to existing cloud services and new applications leveraging common underlying SaaS services, the platform provides superior flexibility, and presents a compelling solution for organizations seeking efficient, consolidated solutions amidst budget uncertainty and the demand for faster ROI.

With these capabilities, the Confidence Platform allows organizations to move forward confidently, thriving within a sustainable security framework. It stands out from competitors through three key differentiators:

■

A Complete, Actionable Picture of Your Data Estate: The platform’s Command Centers enable organizations to establish a comprehensive view of pressing business issues and implement scalable, automated remediation, ensuring seamless governance and management of vast amounts of critical information.

■

Shared Accountability: Scalable security requires a culture of responsibility. The Confidence Platform empowers data leaders to operationalize digital workspace security, promoting accountability from data owners and streamlining governance across multiple collaboration platforms.

■

Programmatic Protection: The platform employs a tiered data protection strategy to minimize attack surfaces and compliance risks while delivering exceptional data security. Its integrated approach to data security and governance provides risk management, audit, and regulatory teams with the assurance they need to meet compliance obligations efficiently.

The AvePoint Confidence Platform is organized into three interconnected suites, each addressing specific business drivers and customer needs:

■

The Control Suite: Focused on automating data governance and proactively enforcing policies to reduce security risks. Infrastructure and operations teams can oversee and protect business-critical data across multiple collaboration tools.

■

The Resilience Suite: Designed to ensure business continuity, preserve critical records, and facilitate compliance with regulations. It provides risk management and regulatory teams with the tools to navigate the complex compliance landscape effectively.

■

The Modernization Suite: Focused on transforming legacy data and processes for modern SaaS platforms. It empowers change management teams to drive digital transformation with AI-ready solutions, enhancing employee engagement and productivity while accelerating the impact of these changes.

Built with security and scale in mind, the AvePoint Confidence Platform operates across 14 global data centers, adhering to rigorous industry standards, including ISO certifications, HITRUST CSF, SOC 2 Type II accreditation, and FedRAMP (Moderate) Authorization. This ensures that customers benefit from continuous upgrades, enhanced security, and the ability to meet evolving data management challenges.

As a result, the AvePoint Confidence Platform stands out as a true platform offering, delivering spend consolidation, efficiency gains, and immediate value for customers. It doesn’t just solve problems—it redefines how businesses secure, govern, and optimize their most critical data assets, empowering them to thrive in the transformative era of AI-driven innovation.

PART I

Item 1

Within each suite are a number of capabilities addressing critical customer needs. The products are typically licensed according to the number of users within the organization, while some include a consumption-based component. Lastly, because the AvePoint Confidence Platform is built upon a common data engine and common data layer, the purchase of products from multiple suites provides an incremental benefit to customers in the form of more intelligent and relevant data insights and automation.

■	The Control Suite offers the following capabilities:

o	Operationalize collaborative workspaces: centralize the management of SaaS solutions and productivity applications, with the flexibility to configure and delegate control for different end-users;
o	Regulatory compliance automation: Implement, enforce, and prove that access and configuration policies across collaborative workspaces comply with internal or regulatory requirements;
o	Access and risk management: gain insight into who has access to critical data and where the company is at risk; and
o	Cost optimization: maximize the return on SaaS subscription investments through real-time management and allocation of entitlements;

■	The Resilience Suite offers the following capabilities:

o

Backup-as-a-Service: support workloads in cloud Infrastructure-as-a-Service and PaaS, including protection against and recovery from ransomware attacks, accidental deletions and user error in a variety of SaaS applications, as well as support for a range of on-premises workloads;

o	Data classification: automate data tagging, classification and protection to prevent loss;
o	Storage optimization: archive stale content from active systems to reduce cloud storage costs and improve data quality; and
o	Information lifecycle management: manage information and ensure compliance, optimize cloud storage, streamline processes, and unlock data driven insights.

■	The Modernization Suite offers the following capabilities:

o	Data modernization and restructuring: seamlessly move and transform legacy data for use by modern SaaS platforms;
o	Process modernization: transform manual processes with built-in data insights and process automation for Line of Business and role-based applications; and
o	Workforce transformation measurement: enable employees to thrive through AI-powered insights into employee engagement and sentiment.

PART I

Item 1

Our Growth Strategy

Our aggressive pursuit of the enormous long-term market opportunity we see includes the following growth strategies:

■

Accelerate Customer Adoption and Retention. Given the importance of the data we protect, the workloads we service, and the cost and functionality benefits we offer, customers quickly find our solutions to be mission critical. Nevertheless, we constantly seek to increase customer satisfaction, decrease time to value, reduce customer churn and set up successful land and expand opportunities. To do so, we have made significant investments in our customer success program and in technology which provides additional telemetry to enhance our understanding of how customers use our solutions, which we believe will deepen our relationships with existing customers.

■

Expand the AvePoint Confidence Platform Offerings. We have built a differentiated platform that addresses a number of strategic use cases, and we plan to introduce new and adjacent products to extend our current operational and data management value proposition and to improve the functionality of existing products and features, with a particular focus on AI ready solutions that transform and enrich data. We will also continue investing to support Microsoft, Salesforce, Google, AWS, Box, DropBox and other ecosystems for our customers, many of whom leverage multiple cloud vendors.

■

Broaden our Market Presence. The market we are targeting is rapidly growing and largely unpenetrated. We sell to organizations of all sizes, in all regions of the world, and across a broad array of industries. We have seen strong new customer growth, especially in the small business segment, by leveraging our global partner ecosystem, and through the expansion of our direct sales force both in regions where we have an established presence and in new markets where cloud adoption is growing.

■

Continue Scaling our Partner and Channel Ecosystem. The ongoing cultivation of our strategic relationships with partners will support the continued penetration of markets in which we previously lacked presence, and those in which we have a presence that can be expanded. Our partner network today offers particular value in our pursuit of small and mid-sized customers and prospects, and we continue to invest here to accelerate our market growth. We expect that the continued scaling of this ecosystem will be a critical component of our ability to drive profitable growth going forward.

■

Opportunistically Pursue Strategic Acquisitions and Investments. While the large majority of our current offerings were built organically, we frequently evaluate whether it is more efficient to build solutions or pursue acquisitions that accelerate our product roadmap. Since 2022, we have completed six small acquisitions, and we expect that strategic acquisitions and investments will be an important growth driver for our business. This may include acquiring or investing in businesses or products with complementary technologies and/or functionality to our existing product offerings, or that reduce the time or costs required to develop new technologies, augment our engineering workforce, improve our internal business and operating systems, and enhance our technological capabilities.

PART I

Item 1

Sales, Marketing and Customers

Sales

Our global go-to-market strategy allows us to efficiently sell to and serve the needs of organizations across market segments and geographies. This strategy, which combines the expertise of our highly-trained direct sales force with the leverage of valuable indirect routes to market, including our strong and growing partner ecosystem, has created a powerful and differentiated go-to-market approach.

In addition, our increased investment in our customer success program, which reflects our strategy of improving both customer adoption and retention, positions us to continue expanding within our existing customer base, which we believe remains a significant growth opportunity. This team employs a proactive, relationship-focused approach, designed to ensure that our valued customers get the care they need to rapidly deploy, and receive value from, their investment in the AvePoint Confidence Platform and the AvePoint Elements Platform.

Our direct sales force is organized by geography and customer size, as discussed further below.

In addition, we employ a number of indirect routes to market, which include the following:

■	Channel Ecosystem. We leverage our partner and distribution channel network across customers of all sizes, especially those in the small business and mid-market segments. As of December 31, 2024, our global channel partner program includes approximately 5,000 managed service providers, value added resellers, and systems integrators.
■

Partner Marketplaces. Our solutions are available in more than 100 software marketplaces around the world through our distribution and marketplace partners. We leverage marketplaces to create operational efficiencies with automation in procurement and provisioning, and to grow and scale our acquisition of the small business market, primarily through managed service providers (“MSPs”). Our AvePoint Elements Platform, which is aimed specifically at enabling MSPs to seamlessly manage multiple clients, clouds and tenants, reflects our ongoing focus on and investment in this important route to market, as further discussed below.

■

Strategic Partnerships. Hyperscalers serve as important supply chain partners to AvePoint and provide the opportunity to scale our technology across global data centers. Today, we are a top global partner of Microsoft with a holistic alliance that incorporates technology, sales, and marketing initiatives to ensure that we enable organizations worldwide to maximize their Microsoft Cloud investments. Our partnership offers several strategic advantages, including early access to Microsoft’s product roadmap, as well as Microsoft’s President, Collaborative Apps and Platforms, serving on our Board of Directors (the “Board”) since 2014. We have been named a global Microsoft Partner of the Year six times, most recently in 2024, which recognizes partners that have developed and delivered outstanding Microsoft Cloud solutions and innovation. In addition, our strategic partnership with Google is aimed at accelerating product adoption and growth from net new customers currently using Google Workspace, by driving greater awareness of our solutions.

AvePoint has a product line designed specifically for the indirect route to market. The AvePoint Elements Platform is designed to drive significant growth by empowering MSPs to serve clients more efficiently while offering better services. In this selling motion, AvePoint enables channel partners to focus on maximizing margins through streamlined operations that are powered with the AvePoint Elements Platform.

The AvePoint Elements Platform makes it easy for MSPs to consolidate security, data protection policies, archiving, user management, workspace management and more into a single, streamlined platform. This empowers MSPs to deliver more services and drive more efficient revenue growth, and enables them to stand out in a competitive market by excelling in key areas like end-user management, data security, Azure DevOps, and Entra ID. In addition, the platform’s advanced features further enhance its value by addressing critical operational needs:

PART I

ITEM 1

Baseline Management simplifies multi-tenant security and compliance settings by enabling MSPs to create and customize baseline analyses for their customers that use Microsoft 365 services. This centralized approach ensures streamlined management, proactively addresses configuration drift to maintain consistency, and allows for point-in-time backup and restoration of tenant configurations and settings.

Workspace Governance equips MSPs to manage security, access, data management, and Copilot reporting, allowing MSPs to efficiently scale governance models so their customers can streamline their use of the tools they need to power their business.

Risk Monitoring protects client environments with proactive tenant security monitoring. The platform enforces security rules, identifies and addresses potential risks, and ensures rapid resolution of issues, allowing MSPs to prevent data security breaches and ransomware attacks for their customers.

Marketing

Our global marketing organization is built on the foundation that our brand is our most valuable asset, shaping trust, differentiation, and long-term customer loyalty. We prioritize brand strength as the engine of demand and revenue growth, ensuring that our presence in the market is not only recognized but also deeply trusted.

Through multi-platform campaigns that leverage our expertise, content, technical resources, and customer success stories, we capture mindshare, establish thought leadership, and drive demand generation. These campaigns are designed to meet customers at every stage of their journey—whether they are exploring industry trends, evaluating solutions, or expanding their existing investments with us.

By integrating brand-building with demand generation, we seek to drive higher engagement, improve conversion efficiency, and reduce customer acquisition costs, ensuring that marketing execution is both scalable and impactful. We utilize a robust mix of marketing and sales automation tools, as well as product- and industry-specific criteria, to efficiently reach decision-makers across all customer segments. This approach is continuously refined through performance analytics, sales feedback, and customer insights, reinforcing our belief that a strong brand accelerates growth and maximizes long-term revenue outcomes.

Customers

We sell to organizations of all sizes, in all regions of the world, and across a broad array of industries. Our customers are located in more than 100 countries and, as of December 31, 2024, numbered more than 25,000. Additionally, no customer accounted for more than 10% of billings for the years ended December 31, 2024 and 2023, and no customer made up more than 10% of accounts receivable for the years ended December 31, 2024 and 2023.

We classify our customer base by size and geography:

■

Small Business (“SMB”) segment. Companies with fewer than 500 user seats that we serve entirely through channel partners, especially MSPs. The typical buyer in this segment is the partner. As of December 31, 2024, the SMB segment accounted for 19% of our total annual recurring revenue.

■

Mid-Market segment. Companies with greater than 500 but fewer than 5,000 user seats that we serve through a combination of channel partners and our direct sales teams. The typical buyer in this segment is the CISO, CTO or the CIO for direct sales, and the channel partner for indirect sales. As of December 31, 2024, the Mid-market segment accounted for 28% of our total annual recurring revenue.

■

Enterprise segment. Companies with greater than 5,000 user seats that we primarily serve through our direct sales teams. The typical buyer in this segment is the CISO, CTO or the CIO. As of December 31, 2024, the Enterprise segment accounted for 53% of our total annual recurring revenue.

■

Geography. Classification is based on the customer’s billing address and is divided into (1) North America; (2) Europe, the Middle East, and Africa (“EMEA”); and (3) Asia-Pacific (“APAC”). As of December 31, 2024, North America represented 44% of our total annual recurring revenue, EMEA represented 35% of our total annual recurring revenue, and APAC represented 21% of our total annual recurring revenue.

PART I

Item 1

Research And Development

We constantly seek to develop new offerings, drive improvements to our existing offerings, and enhance support of our existing customer deployments. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, software development process that has allowed us to quickly deliver high-quality products and services and adapt to market changes and new requirements. We believe delivering and expanding product functionality is critical to enhancing the success of new and existing customers while new product development further reinforces our breadth of solutions.

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

Our competition is primarily from standalone point solutions that aim to replicate the value provided by our suites or one of the products contained therein. We believe our platform offering provides a meaningful competitive advantage, due to breadth of functionality, ease of use, scalability, rigor of security protocols, integration with third-party applications and data sources, time to value and total cost of ownership.

Seasonality

Our quarterly revenue can fluctuate and does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue against another. Historically, our first quarter has been our lowest revenue quarter and our fourth quarter has been our highest revenue quarter, however those results are not necessarily indicative of future quarterly revenue or full year results. Additionally, the timing of new product and service introductions can significantly impact revenue. Lastly, the mix of revenues in any given quarter can cause fluctuations in our reported results, due to differing revenue recognition principles, as discussed further below.

PART I

Item 1

Human Capital

The success of our people is the success of our Company, making our talent strategy a core focus of our operations. We received accolades designating us as a “best place to work” in 2024, including recognition from Inc. Magazine and Forbes. Our key human capital objectives include attracting and developing top talent, engaging our team in an environment where they thrive, and integrating our core values into our operating practices.

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

Team

As of December 31, 2024, we had 2,934 employees globally. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. Our professional staff includes programmers, data and computer scientists, electrical and mechanical engineers, software and hardware specialists, project managers, sales and marketing professionals, and a multi-disciplinary support infrastructure. None of our employees are represented by a labor union with respect to their employment. We are not aware of any employment circumstances that are likely to disrupt our work efforts. See the section titled “Risk Factors” (Part I, Item 1A of this Annual Report) for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

Recruitment and Internal Mobility

We want to attract a pool of diverse and exceptional candidates and support their career growth once they join our team. We seek to hire based on proven experience and potential, providing opportunities to develop in critical operational areas. In our evaluation and career development efforts, we emphasize internal mobility opportunities as a core strategy to drive professional development. Our goal is a long-term, upward-bound career for every colleague, which also drives our retention efforts. Our talent acquisition team directly recruits highly skilled and talented people, and we encourage and incentivize employee referrals for open positions.

Rewards

We strive to provide globally a competitive suite of pay, comprehensive benefits, and services. We incentivize performance through a combination of competitive base pay, performance-based cash incentives and long-term incentives in the form of equity and cash. We believe this combination fosters a strong sense of ownership, aligns the interests of employees with our stockholders, and increases stockholder value and our overall success.

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

In 2024, extensive internal research was conducted to determine AvePoint’s objectives pursuant to the Corporate Sustainability Reporting Directive (CSRD).  AvePoint has appropriated funding to conduct its first dual-materiality assessment and is on track for full compliance with CSRD as required in 2026. The disclosure below describes the goals of our ESG program to allow our stakeholders to be informed about our progress and future direction.

1. Environmental

Across our twenty-eight offices, we strive to reduce our environmental footprint, operate more efficiently, and engage our personnel in social initiatives that directly impact their lives. To fulfill our aim of integrating environmental sustainability into everything we do, we have implemented numerous projects across our operations to limit our environmental impact, such as implementing paperless campaigns, the encouragement of recycling and elimination of paper products, the sourcing of office resources from sustainable sources, and the recycling of physical IT assets.  In addition, we also strive to make operational decisions with attention to environmental impact and have LEED certified offices in the United States and maintain other energy certifications and maximization projects in our offices abroad.

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

PART I

Item 1

2. Social

As a global company, we have a tremendous opportunity – and responsibility – to do good. We strive to exemplify our core values of agility, passion and teamwork every day to ensure the success of our colleagues, customers, partners, and stakeholders as well as make a positive impact in the communities where we live and work. To do this, we are committed to creating and empowering access to a variety of opportunities as described below:

Our organization employs talent from many different backgrounds, experiences, and identities. Diversity and inclusion drive our success and is at the core of how we hire, communicate and collaborate to deliver value and excellence. We are committed to fostering an environment where people can bring their whole selves to work and feel a sense of belonging. Through our employee resource groups, internal mobility opportunities across the countries in which we operate, and external partnerships with underrepresented minority networks, we continue to work toward creating a workforce that represents the diversity of our customers and communities. AvePoint employee resource groups (“ERGs”) regularly host events for our people to connect and engage with each other, learn from experts and support diverse communities throughout the year. During the month of June, our Women in Technology and Queers and Allies ERGs hosted a guest speaker to discuss the history and importance of Pride, and how to foster inclusivity and authenticity. Similarly, our Black AvePoint Excellence ERG hosted its 4th Annual Juneteenth Charity Gala raising over $10,000 for the African Diaspora College Access Program (ADC), a nonprofit dedicated to providing students with access to some of the nation’s top educational institutions.

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

In December 2024, AvePoint implemented a board-approved Responsible AI Charter, to establish a set of guidelines and principles for the responsible and ethical use, development, and deployment of AI within our organization, and to ensure consistency with similar company AI policies and practices, particularly data privacy and confidentiality protections. This Responsible AI Charter is a key component of AvePoint’s commitment to ensuring that AI is developed and deployed in a way that respects human values, rights, and dignity. AvePoint, as a leader in cloud data management and governance, recognizes its responsibility to use AI in an ethical and responsible manner.

PART I

Item 1

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

Management of Corporate Governance Resources

In 2024, we took significant steps to reinforce our commitment to corporate governance and ethical practices, aligning with our strategic priorities. We completed our yearly review of all corporate governance policies, ensuring they were in line with current industry standards and regulatory requirements and introduced several new policies aimed at addressing emerging issues and reflecting our values. These included a Responsible AI Charter, an ESG Policy, a Grant Policy and a Supplier Code of Conduct. Each of these policies underscored our commitment to responsible business practices, social responsibility, and environmental stewardship.

Our extensive list of corporate policies is publicly available on our website at the following web address, https://www.avepoint.com/ir/governance/governance-documents. We strive to continue to demonstrate transparency and accountability, fostering trust and confidence among investors, customers, and the broader community.

As a result of our improved processes, we received an ESG Prime Label from Institutional Shareholder Services (ISS) meaning our common stock will qualify for responsible investment based on our improved score on their ESG Corporate Rating Report.  We were also awarded a Fast Mover Badge by EcoVadis in recognition of our significant improvement in our annual assessment.

Our initiatives in 2024 underscored our commitment to robust corporate governance, ethical business practices, and employee empowerment. By proactively reviewing, updating, and communicating our policies, we demonstrated our dedication to transparency, accountability, and responsible stewardship in pursuit of its strategic objectives.

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

Commitment to Accessibility for all

We understand that technology is an enabler so long as it is accessible and available to persons with varying abilities or personal preferences. AvePoint is committed to developing accessible technology as we value diverse experiences, backgrounds and perspectives among our employees, and across our customers and partners, and see them as a competitive advantage.

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

PART I

Item 1

Information About Our Executive Officers

Name	Age	Position
Xunkai Gong	62	Executive Chairman and Director
Tianyi Jiang	50	Chief Executive Officer and Director
Brian Michael Brown	52	Chief Legal and Compliance Officer, Secretary, and Director
James Caci	60	Chief Financial Officer

Xunkai Gong was appointed as our Executive Chairman and a director in July of 2021, and previously served as our predecessor company’s Chairman and Co-Chief Executive Officer alongside Dr. Jiang from 2008 to 2021, Chief Executive Officer from 2001 to 2008 and director from 2001 to 2021. Mr. Gong holds a master’s degree in computer engineering from the University of the Chinese Academy of Sciences, a master’s degree in computer science from Southern University and Agricultural and Mechanical College at Baton Rouge, and a bachelor’s degree in electrical and electronics engineering from Dalian University of Technology.

Tianyi Jiang was appointed as our Chief Executive Officer and a director in July of 2021, and previously served as our predecessor company’s Co-Chief Executive Officer alongside Mr. Gong from 2008 to 2021 and director from 2005 to 2021. Dr. Jiang holds a doctorate and a master’s degree in data mining from New York University, in addition to a bachelor’s degree and a master’s degree in electrical and computer engineering from Cornell University.

Brian Michael Brown was appointed as our Chief Legal and Compliance Officer, Secretary of the Board and a director in July of 2021, and previously served as our predecessor company’s General Counsel and Chief Operating Officer from 2004 to 2021 and director from 2008 to 2021. Mr. Brown holds a bachelor’s degree from the University of Michigan and a Juris Doctor from Michigan State University.

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

Additional information regarding our Executive Officers is set forth in the Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

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

Available Information

Our Internet address is https://www.avepoint.com/. At our Investor Relations website, https://www.avepoint.com/ir, we provide, and make available free of charge, a variety of information for investors, including, but not limited to:

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

Microsoft and other cloud platform providers may furthermore introduce functionality that competes with our products and services, as a result of an acquisition, or their own development. Additionally, we rely heavily on our early access to preview Microsoft technology, which enables our product strategy and development teams to anticipate future opportunities as well as validate our current direction. In situations where Microsoft introduces competitive features to our products, including a Microsoft premium option, some customers will choose a simpler first-party solution to their problem, even at a greater cost to them. Microsoft and other cloud providers may also choose to make it difficult for third party providers like us to continue making the necessary application programming interface (“API”) calls to provide their solutions, as illustrated by an increase in API “throttling” in recent years or API quotas provided by Salesforce.

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

■	Regularly introduce new products and services or new enhancements and functionality to our existing products and services;
■	Expand into new market segments and regions;
■	Earn revenue share and customer referrals from our partner ecosystem;
■	Routinely improve the key software applications and business processes which support our operations;
■	Enhance our internal controls to ensure timely and accurate reporting of all of our operations and financial results; and
■	Protect and further develop our strategic assets, including our intellectual property rights.

We may not accomplish any of these objectives and, as a result, it is difficult for us to forecast our future revenue or revenue growth. If our assumptions are incorrect or change in reaction to changes in our market, we may not be able to maintain similar growth rates in the future. You should not rely on our revenue from any prior periods as any indication of our future revenue or revenue growth.

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

PART I

Item 1A

To continue to grow our business, it is important that we continue to acquire new customers to purchase and use our products and services. Our success in adding new customers depends on numerous factors, including our ability to: (1) offer compelling products and services, (2) execute our sales and marketing strategy, (3) attract, effectively train and retain new sales, marketing, professional services, and support personnel in the markets we pursue, (4) develop or expand relationships with partners, including managed service providers, value added resellers, systems integrators, IT consultants, and other third parties, (5) expand into new geographies and market segments, (6) efficiently onboard and support new customers, and (7) provide additional paid services that fulfill the needs and complement the capabilities of our customers and their partners.

Our future success also depends, in part, on our ability to sell additional products, more functionality and/or adjacent services to our current customers, and the success rate of such endeavors is difficult to predict, especially with regard to any new products or lines of business that we may introduce. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our products and services, their ability to integrate our products and services with other technologies, and our pricing model. Sales to existing customers may require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer.

In addition, while the majority of our offerings are currently licensed based on customer headcount, the use of consumption-based pricing models may increase in the future, and our revenue may be more difficult to predict. Moreover, a consumption-based subscription pricing model may ultimately result in lower total cost to our customers over time or may cause our customers to limit usage in order to stay within the limits of their existing subscriptions, reducing overall revenue or making it more difficult for us to compete in our markets.

Our ability to predict the rate of customer renewals and the impact these renewals will have on our revenue or operating results is limited.

Our ability to maintain or increase revenue depends in part on our ability to retain existing customers, in particular that our customers renew their subscriptions with us on the same or more favorable terms. Our customers have no obligation to renew their contracts for AvePoint products after the expiration of either the initial or renewed subscription period, and in the normal course of business, some customers elect not to renew. In addition, our customers may renew their contracts but for a lower number of AvePoint products, for shorter renewal periods, or on different pricing terms, including lower-cost offerings of our products. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our pricing or our products, their ability to continue their operations and spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our products on similar pricing terms, our revenue may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons. Further, acquisitions of our customers may lead to the cancellation of the existing contracts by the acquirors, thereby reducing the number of our existing and potential customers.

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

PART I

Item 1A

Any failure of our products and services to operate effectively with future technologies could reduce the demand for our products and services. We cannot guarantee that we will be able to anticipate future market needs and opportunities, extend our technological expertise and develop new products or expand the functionality of our current products in a timely and cost-effective manner, or at all. Even if we can anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance. If we fail to anticipate market requirements or stay abreast of technological changes, we may be unable to successfully introduce new products, expand the functionality of our current products or convince our existing and potential customers of the value of our products in light of new technologies. Accordingly, our business, results of operations and financial condition could be harmed.

Our success with SMB customers depends in part on our resale and distribution partnerships. Our business would be harmed if we fail to maintain or expand partner relationships.

We leverage the sales and referral resources of resale and referral partners through a variety of programs, and we also rely on distribution partners, especially for our SMB market customer acquisition. We expect that sales to partners will account for a substantial portion of our revenue for the foreseeable future. Our ability to achieve revenue growth and expand our SMB customer acquisition in the future will depend in part on maintaining successful relationships with our partners. Our agreements with our partners are generally non-exclusive, meaning our partners may offer customers the products of several different companies. If our partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, our ability to grow our business, sell our software and maintain our reputation may be harmed. Our contracts with our partners generally allow us to terminate our agreements for any reason. The loss of a substantial number of our partners, the possible inability to replace them, the failure to recruit additional partners or the removal of our products and services from several major distribution partners’ resale platforms could harm our results of operations. If we are unable to effectively utilize, maintain and expand these relationships, our revenue growth would slow, we would need to devote additional resources to the development, sales, and marketing of our products and services, and our financial results and future growth prospects would be harmed.

Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on it or our customers. The revenue growth and potential profitability of our business depend on our current and prospective customers’ ability and willingness to invest money in information technology services, which in turn is dependent upon their overall economic health. Current or future economic uncertainties or downturns could harm our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks could cause a decrease in business investments, including spending on IT and negatively affect our business. Continuing uncertainty in the global economy makes it extremely difficult for us and our customers to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our products and services or to delay their purchasing decisions, which could lengthen our sales cycles.

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

Our ability to increase our customer base and achieve broader market acceptance of our products and services will depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also have dedicated, and have plans to further dedicate, significant resources to sales and marketing programs, including search engine optimization and other online advertising. The effectiveness of our online advertising may continue to vary due to competition for key search terms, changes in search engine use, and changes in search algorithms used by major search engines and other digital marketing platforms. Another major investment is in marketing technology to better connect our systems and data among sales, product, and marketing, in order to create a more seamless user experience. Our business and operating results will be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

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

Seasonal or singular events may significantly increase the traffic on our own and the used third-party’s servers and the usage volume of our products. Despite precautions taken at the used data centers, spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice, or other unanticipated problems could result in lengthy interruptions or performance degradation of our platform. Our own and third party data centers may also be subject to national or local administrative actions, changes in government regulations, including changes to legal or permitting requirements and litigation to stop, limit or delay operations. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our products and services. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to terminate their subscriptions, any of which could harm our business. If we incur such losses or liabilities, we might be unable to recover significant amounts from our third-party providers (even if they were primarily or solely responsible) because of restrictive liability and indemnification terms.

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

Our business has experienced strong growth and is complex. This growth is expected to continue, and as a result, our operations will become increasingly complex. To manage this growth, we will make substantial investments to improve our operational, financial, and management controls as well as our reporting systems and procedures. We may not be able to implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or individually negotiated provisions as the number of customers continues to grow. Our systems and processes may not prevent or detect all errors, omissions, or fraud. We may have difficulty managing improvements to our systems, processes and controls or in connection with third-party software. This could impair our ability to provide our products and services to our customers, causing us to lose customers, limiting products and services to less significant updates, or increasing technical support costs. If we are unable to manage this complexity, our business, operations, operating results and financial condition may suffer.

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

Our success will depend in part on the interoperability of our products and services with third-party operating systems, applications, data, web browsers and devices that we have not developed and do not control. Due to the continuing rapid growth of the use of mobile devices in business operations, this also includes third-party mobile devices and mobile operating systems. Any changes in such operating systems, applications, data, web browsers or devices that degrade the functionality of our products and services or give preferential treatment to competitive services could harm the adoption and usage of our products and services. We may not be successful in adapting our products and services to operate effectively with these operating systems, applications, data or devices. Effective mobile functionality is a part of our long-term development and growth strategy. If customers have difficulty accessing and using our products and services (including on mobile devices) or if our products and services cannot connect a broadening range of applications, data and devices, then customer growth and retention may be harmed and our business and operating results could be harmed.

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

In addition, certain of our customers or resellers may operate in, or have dealings with, countries subject to sanctions or embargos imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. These sanctions or embargos may result from the multiple ongoing conflicts where the outcomes and consequences are not possible to predict, but could include regional instability and geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These conflicts and any actions taken in response could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations. These conflicts and any actions taken in response could also result in the aforementioned impacts on the business of our customers, resellers or any other service providers on which we rely.

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

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies. Key personnel of the acquired companies may choose not to work for us, their software may not be easily adapted, or we may have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our existing business. The anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

Our operations may, in some cases, involve the storage, transmission and other processing of customer data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. The growth in state sponsored cyber activity showcases the increasing sophistication of cyber threats and could dramatically expand the global threat landscape. While no single company can thwart a nation state attack, we work to implement and continuously improve security-aware software development, operational management, and threat-mitigation practices that are essential to the strong protection of services and data. AvePoint has experience spanning multiple decades of building enterprise software and running online services around the world. We implement a robust defense-in-depth security strategy based on the principle of “assume breach.” We work to continuously strengthen threat detection, response, and defense, conduct continuous security monitoring, and practice security incident response to validate and improve the security of our software and services. Rigorous third-party audits verify that we adhere to strict security controls such as the ones contained in the ISO/IEC 27001 standard mandate. We are audited once a year for ISO/IEC 27001, 27017 and 27701 compliance by a third-party accredited certification body, which provides independent validation that security controls are in place and operating effectively.

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

Outside of the ISMS and the internal security measures and data protections we have developed (and continue to improve), third parties may attempt to fraudulently induce employees, contractors or users to disclose information, including user names and passwords, to gain access to our customers’ data, our data or other confidential or sensitive information, and we may be the target of email scams that attempt to acquire personal information or our assets. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, such resources may not be sufficient, and as cyber-security threats develop, evolve and grow more complex over time, it may be necessary to make significant further investments to protect our data and infrastructure. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation and business could be damaged and we could incur significant liability. As we rely on third-party and public-cloud infrastructure, it depends in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums, and reputational damage. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries.

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

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, including the existing material weakness, if not remediated. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. In addition, our independent auditor is required to attest to management’s assessment of the effectiveness of our internal control over financial reporting.

Additionally, the existence of any material weakness, or any significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

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

Our operations may, in some cases, involve the storage, transmission and other processing of customer data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks, and use of AI. We have experienced cyberattacks in the past, and although immaterial, there can be no guarantee that in the future such cyberattacks will not be material. We believe we are a particularly attractive target because of our prominence and scale, the types and volume of personal data and content on our systems, and the evolving nature of our products and services. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we continuously work to enhance our information security program and risk management efforts. We use a risk management framework based on applicable laws and regulations and informed by industry standards and industry-recognized practices, for managing cybersecurity risks within our products and services, infrastructure, and corporate resources. To identify and assess risks from cybersecurity threats, we evaluate a variety of developments including threat intelligence, first- and third-party vulnerabilities, evolving regulatory requirements, and observed cybersecurity incidents, among others. We regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify any areas for remediation and opportunities for enhancements. We also engage third-party security experts and consultants to assist with assessment and enhancement of our cybersecurity risk management processes, as well as benchmarking against industry practices. In addition, we maintain a privacy risk management program to assess privacy risks related to how we are collecting, using, sharing, and storing user data, which is subject to assessment by an independent, third-party privacy assessor. We have certified against, and demonstrated conformance to, the latest International Organization for Standardization’s (“ISO”) information security management system audit using the 27001:2022, 27701:2019, and 27017:2015 frameworks. Successfully achieving these three certifications demonstrates our prioritization of security and privacy for both us and our customers, and we believe shows that we have proper company-wide processes for managing operations, and maintaining people and information assets, information systems, and the associated processes that enable corporate operations. Our three ISO certifications add to the company’s overall resiliency strategy and commitment to security for all customers, which includes other accreditations including SOC 2 Type II, compliance with HITRUST CSF v11.0.1., CSA STAR, IRAP and FedRAMP. 33 Table of Contents Our privacy and security program dictates a governance structure whereby we: ● Regularly engage senior management on data privacy and security issues; ● Align policies, procedures, and technical controls to demonstrate our process and our commitment to our customers and users; ● Train each of our employees on all privacy and security expectations; ● Conduct regular phishing email simulations for employees and contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats; ● Maintain a robust cybersecurity incident response plan, which provides a framework for handling cybersecurity incidents based on, among other factors, the potential severity of the incident and facilitates cross-functional coordination across AvePoint; ● Periodically run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies; ● Maintain cybersecurity insurance and regularly review our policy and levels of coverage based on current risks; ● Monitor emerging data protection and cybersecurity laws, and implement changes to our processes, systems and offerings designed to comply, and through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care; ● Complete several cyber-specific audits per year; and ● Engage consultants and other third parties in connection with our cybersecurity practices.

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

In addition, we maintain specific policies and practices governing our third-party security risks, including our third-party risk assessment (“TPRA”) process. Under our TPRA process, we gather information from certain third parties who contract with AvePoint and share or receive data, or have access to or integrate with our systems, in order to help us assess potential risks associated with their security controls. We also generally require third parties to maintain security controls to protect our confidential information and data, and to notify us of material data breaches that may impact our data.

Our Chief Risk, Privacy and Information Security Officer (“CISO”) leads the company’s privacy, data protection and security program. An expert in cyber and data security trends, our CISO has over twenty years of experience in the data protection field, was a founding member of the Women Leading Privacy Advisory Board and former member of the Education Advisory Board for the International Association of Privacy Professionals (IAPP) and has been a finalist for the Women in IT Awards in the Security Leader of the Year category, included in the SIA Women in Security Power Forum 100, featured in Forbes, and named a Top Global CISO by Cyber Defense Magazine. including being featured in the "CSO Hall of Fame".

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

Disclosure of the Board’s Roles and Responsibilities

Our Board oversees risks from cybersecurity threats using a multi-faceted approach that involves the Nominating and Corporate Governance Committee and various executive roles. Additionally, our CISO and Chief Compliance Officer regularly report on cybersecurity matters to the Board, as discussed above.

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

In 2024, we did not identify any privacy or cybersecurity threats that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

PART I

Items 2, 3, and 4

ITEM 2. PROPERTIES

We and our subsidiaries are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of December 31, 2024, we had 230,282 square feet of leased office space across the United States, Australia, Canada, China, France, Germany, Japan, Netherlands, the Philippines, Singapore, South Africa, South Korea, Sweden, Switzerland, the United Kingdom, Vietnam and Malaysia.

The table below shows a summary of the square footage of our office and other facilities owned and leased domestically and internationally as of December 31, 2024:

(Square feet in thousands)
Location	Owned	Leased	Total
U.S.	—	41.5	41.5
International	16.4	188.8	205.2
Total	16.4	230.3	246.7

Our Principal Offices

Our principal executive headquarters are located in Jersey City, New Jersey, United States, and consist of approximately 15,467 square feet under a lease that expires in 2030. Our principal operating offices are located in Richmond, Virginia, United States, where we lease approximately 11,965 square feet under a lease that expires in 2027.

Use of Facilities

We use our principal executive headquarters primarily for our executive management, information technology, human resources, and marketing teams, as well as for certain of data privacy and security teams. We use our principal operating headquarters for our finance, accounting, legal, general administration, certain information technology, support, data privacy and security, and sales teams. Our other facilities across the globe are used for some or all of the aforementioned operating purposes, as well as for research and development, customer support, data storage, accounts receivable and payable, and other administrative and operational purposes.

Additional Space

We believe that our current facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter and the fiscal year ended December 31, 2024, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “AVPT,” and our public warrants are traded on the Nasdaq under the symbol “AVPTW”.

Company Earn-Out

Pursuant to the Apex Business Combination, certain holders of common stock and certain holders of options would be issued additional shares of AvePoint’s common stock, as follows (the “Company Earn-Out Shares”):

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

In December 2024, the required price thresholds were met, leading to the private issuance of 2,964,658 Company Earn-Out Shares, and a payment of $0.6 million to certain holders of common stock and options.

Current Stockholder and Common Stock Information

On February 26, 2025, there were 201,831,243 shares of common stock issued and outstanding held of record by one hundred sixty-two holders, and 7,219,451 warrants outstanding held of record by two holders. These figures do not include a substantially greater number of beneficial holders of our common stock and public warrants whose shares (or warrants to purchase shares) are held by banks, brokers, and other financial institutions.

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

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the period from October 1, 2024 to December 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
October 1, 2024 - October 31, 2024	2,641	$11.5426	2,641	$69,301,774
November 1, 2024 - November 30, 2024	15,564	$13.3491	15,564	$69,094,010
December 1, 2024 - December 31, 2024	613,882	$18.0987	613,882	$57,938,519

(1) All shares reported herein, including shares repurchased to satisfy employee taxes on vesting RSUs and Company Earn-out Shares, were purchased pursuant to the publicly announced Share Repurchase Program.

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

ITEM 6. RESERVED

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our audited, consolidated financial statements and related notes contained in Part II, Item 8. Financial Statements and Supplementary Data, and the discussion of risk factors that may affect future results in Part I, Item 1.A. Risk Factors. This section generally discusses the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which discussion is incorporated herein by reference.

2024 Business Highlights

■

As of December 31, 2024, total annual recurring revenue (“ARR”) was $327.0 million, representing 24% year-over-year growth. On a foreign exchange (“FX”) adjusted basis, total ARR increased 25% year-over-year;

■	Total revenue increased 22% year-over-year to $330.5 million. On a constant currency basis, total revenue increased 22% year-over-year;
■

SaaS revenue increased 43% year-over-year to $230.7 million and represented 70% of total revenue, compared to 59% of revenue in 2023. On a constant currency basis, SaaS revenue increased 44% year-over-year;

■

GAAP operating income was $7.2 million, compared to a GAAP operating loss of $(15.4) million in 2023. Non-GAAP operating income was $47.6 million, compared to non-GAAP operating income of $22.2 million in 2023; and

■	Net cash provided by operating activities was $88.9 million, representing 27% of revenue, compared to $34.7 million, representing 13% of revenue, for the year ended December 31, 2023.

Overview

AvePoint empowers organizations of all sizes, industries, and regions with its cloud-native data management software platform, enabling them to prepare, secure, and optimize their critical data. The AvePoint Confidence Platform unifies data security, governance, and business continuity into a seamless, resilient experience, addressing the most pressing challenges in today’s complex digital landscape.

In a world where data is sprawling across hybrid work environments and generative AI technologies are rapidly emerging, AvePoint stands out with its platform-first strategy. By integrating features and solutions to optimize operations, AvePoint delivers more than basic security controls—it redefines how businesses manage their most sensitive data and critical assets. This holistic and automated approach enables organizations to secure the perimeter for sensitive data, strategically govern digital workspaces, and ensure compliance with evolving regulatory requirements.

PART II

Item 7

Organizations today face a host of challenges that make a robust data management strategy indispensable, including:

■	Optimizing data for AI: As organizations modernize their data ecosystems, the complexities of leveraging generative artificial intelligence (“AI”) technologies require proper governance, security, and lifecycle management. With AvePoint, companies can extract more value from complex datasets, make informed decisions, reduce workloads, and enhance customer experiences.
■	Explosive data growth: The hybrid work model and software-as-a-service (“SaaS”) proliferation have led to a surge in unstructured, sensitive data. AvePoint’s solutions tackle the sprawl with robust control and protection measures to manage this growth.
■	A dangerous threat landscape and complex regulations: Companies are navigating increasing cyber threats and global regulatory demands. AvePoint ensures data is protected, secure, and compliant, helping mitigate financial, operational, and reputational risks.
■	The need for automation: To monitor, govern, and respond to threats efficiently, organizations require streamlined, automated platforms that deliver rapid value. AvePoint’s automation layer integrates seamlessly to achieve this efficiency.

Guided by its Beyond Secure philosophy, AvePoint goes beyond traditional boundaries to inspire trust, enabling organizations to focus on innovation while protecting against data breaches and unauthorized access. For over 20 years, AvePoint has continually innovated to provide solutions that meet the demands of modern data management, empowering businesses to overcome challenges and unlock new possibilities in an ever-evolving landscape.

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

Annual Recurring Revenue

	December 31,
	2024	2023
Total ARR ($ in mil)	$327.0	$264.5

We believe ARR further enables measurement of our business performance, is an important metric for financial forecasting, and better enables us to make strategic business decisions. We calculate ARR as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources from all active customers at the end of a reporting period.

As of December 31, 2024 and 2023, total ARR was $327.0 million and $264.5 million, respectively, representing growth of 24%. Adjusted for FX, total ARR increased 25% year-over-year.

Growth in ARR is driven by both new customer acquisition and the expansion of existing customer relationships. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, and the active contracts used in calculating ARR may or may not be extended or renewed by our customers.

PART II

Item 7

Components of Results of Operations

Revenue

We generate revenue from four primary sources: SaaS, term license and support, services, and maintenance. We consider SaaS, term license and support, and maintenance revenues to be recurring.

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

Cost of Revenue

Cost of SaaS and cost of term license and support consists of all direct costs to deliver and support our SaaS and term license and support products, including salaries, benefits, stock-based compensation and related expenses, overhead, third-party hosting fees related to our cloud services, and depreciation and amortization. We recognize these expenses as they are incurred. We expect that these costs will increase in absolute dollars but may fluctuate as a percentage of SaaS and term license and support revenue from period to period.

Cost of maintenance consists of all direct costs to support our legacy perpetual license products, including salaries, benefits, stock-based compensation and related expenses, overhead, and depreciation and amortization. We recognize these expenses as they are incurred. We expect that cost of maintenance revenue will decrease in absolute dollars as maintenance revenue declines but may fluctuate as a percentage of maintenance revenue.

Cost of services consists of salaries, benefits, stock-based compensation and related expenses for our services organization, overhead, technology necessary to service our customers, and depreciation and amortization. We recognize these expenses as they are incurred.

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

Comparison of the Years Ended December 31, 2024 and December 31, 2023

Revenue

The components of AvePoint’s revenue during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$230,667	$160,961	$69,706	43.3%
Term license and support	44,560	52,744	(8,184)	(15.5)%
Services	44,036	44,795	(759)	(1.7)%
Maintenance	11,219	13,325	(2,106)	(15.8)%
Total revenue	$330,482	$271,825	$58,657	21.6%

Total revenue  increased   21.6%  to  $330.5  million for the year ended  December 31, 2024 , due to an increase in SaaS revenue, which   increased   43.3%  to  $230.7  million, and represented 70% of total revenue, up from 59% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in both term license and support and maintenance revenue.

Services revenue is expected to fluctuate as the services generally are not recurring in nature. Additionally, maintenance revenue is expected to continue declining as we have shifted away from the sale of perpetual licenses and towards SaaS and term licenses. Without perpetual license sales, there will be limited opportunities to sell maintenance contracts to new customers. Existing customers have and will continue to transition to SaaS and term licenses, which will further support the continued decline in maintenance revenue.

Revenue by geographic area during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended
	December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
North America	$135,870	$118,490	$17,380	14.7%
EMEA	99,256	81,753	17,503	21.4%
APAC	95,356	71,582	23,774	33.2%
Total	$330,482	$271,825	$58,657	21.6%

For the year ended December 31, 2024, North America revenues increased 14.7% to $135.9 million, driven by a 43.6%, or $30.7 million, increase in SaaS revenue, partially offset by a $13.3 million combined decrease in term license and support, services and maintenance revenue. EMEA revenues increased by 21.4% to $99.3 million, driven by a 39.8%, or $23.8 million, increase in SaaS revenue, partially offset by a $6.3 million combined decrease in term license and support, services and maintenance revenue. APAC revenues increased 33.2% to $95.4 million, primarily driven by a 49.2%, or $15.2 million, increase in SaaS revenue, a 24.1%, or $6.9 million, increase in services revenue, and a $1.7 million combined increase in term license and support and maintenance revenue.

PART II

Item 7

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we disclose non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP research and development expense, non-GAAP operating income and non-GAAP operating margin.

We believe these non-GAAP measures provide investors with additional insight into our operational performance and into trends affecting our business. Management uses these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance.

Non-GAAP financial measures should not be considered as an alternative to operating income, operating margin or any other performance measures derived in accordance with GAAP as measures of performance. Non-GAAP financial measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$41,544	$35,924	$5,620	15.6%
Term license and support	1,584	1,946	(362)	(18.6)%
Services	38,757	38,807	(50)	(0.1)%
Maintenance	641	783	(142)	(18.1)%
Total cost of revenue	$82,526	$77,460	$5,066	6.5%
Gross profit	247,956	194,365	53,591	27.6%
Gross margin	75.0%	71.5%	—	—

GAAP cost of revenue	$82,526	$77,460	$5,066	6.5%
Stock-based compensation expense	(1,315)	(3,161)	1,846	(58.4)%
Amortization of acquired intangible assets	(961)	(964)	3	(0.3)%
Non-GAAP cost of revenue	$80,250	$73,335	$6,915	9.4%
Non-GAAP gross profit	250,232	198,490	51,742	26.1%
Non-GAAP gross margin	75.7%	73.0%	—	—

Cost of revenue increased 6.5% to $82.5 million for the year ended December 31, 2024, driven by a $3.0 million increase in aggregated hosting costs and a $2.3 million increase in personnel costs resulting from increased SaaS revenue.

PART II

Item 7

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales and marketing	$122,869	$112,105	$10,764	9.6%
Percentage of revenue	37.2%	41.2%	—	—

GAAP sales and marketing	$122,869	$112,105	$10,764	9.6%
Stock-based compensation expense	(8,965)	(9,518)	553	(5.8)%
Amortization of acquired intangible assets	(459)	(492)	33	(6.7)%
Non-GAAP sales and marketing	$113,445	$102,095	$11,350	11.1%
Non-GAAP percentage of revenue	34.3%	37.6%	—	—

Sales and marketing expenses increased 9.6% to $122.9 million for the year ended December 31, 2024, primarily driven by a $8.5 million increase in personnel costs, which included additional headcount and other investments in the business to respond to strong customer demand for our solutions and provide support for future growth. The decline in sales and marketing expenses as a percentage of revenue reflects the continued scaling of the company’s focus on channel partnerships and strategies as well as ongoing improvements in overall sales efficiency.

General and Administrative

General and administrative expenses during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
General and administrative	$69,222	$61,271	$7,951	13.0%
Percentage of revenue	20.9%	22.5%	—	—

GAAP general and administrative	$69,222	$61,271	$7,951	13.0%
Stock-based compensation expense	(20,483)	(19,338)	(1,145)	5.9%
Non-GAAP general and administrative	$48,739	$41,933	$6,806	16.2%
Non-GAAP percentage of revenue	14.7%	15.4%	—	—

General and administrative expenses increased 13.0% to $69.2 million for the year ended December 31, 2024. The increase was primarily driven by a $3.9 million increase in personnel costs and $2.4 million in new fees related to the Company’s investment in a growth equity fund.

PART II

Item 7

Research and Development

Research and development expenses during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Research and development	$48,699	$36,340	$12,359	34.0%
Percentage of revenue	14.7%	13.4%	—	—

GAAP research and development	$48,699	$36,340	$12,359	34.0%
Stock-based compensation expense	(8,296)	(4,031)	(4,265)	105.8%
Non-GAAP research and development	$40,403	$32,309	$8,094	25.1%
Non-GAAP percentage of revenue	12.2%	11.9%	—	—

Research and development expenses increased 34.0% to $48.7 million for the year ended December 31, 2024, primarily driven by a $10.7 million increase in personnel costs, which included additional headcount and ongoing investment in the development of new offerings and enhancements to existing offerings.

Income Tax Provision

Income tax provision during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended
	December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Income tax expense	$4,743	$2,887	$1,856	64.3%

Income tax expense for the year ended December 31, 2024 was $4.7 million as compared to $2.9 million for the year ended December 31, 2023. The effective tax rate, which equals the income tax provision divided by pretax loss from continuing operations, was (19.4)% for the year ended December 31, 2024, compared to (15.5)% for the year ended December 31, 2023. The change in effective tax rates for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, a permanent item recorded for stock-based compensation, GILTI, fair value of earnout liability and changes in the valuation allowance in the U.S. and certain foreign jurisdictions.

PART II

Item 7

Non-GAAP Operating Income and Non-GAAP Operating Margin

The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Year Ended
	December 31,
	2024	2023
	(in thousands, except percentages)
GAAP operating income (loss)	$7,166	$(15,351)
GAAP operating margin	2.2%	(5.6)%
Add:
Stock-based compensation	39,059	36,048
Amortization of acquired intangible assets	1,420	1,456
Non-GAAP operating income	$47,645	$22,153
Non-GAAP operating margin	14.4%	8.1%

Non-GAAP operating income and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income as GAAP operating income plus stock-based compensation and the amortization of acquired intangible assets. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation, which has had historical volatility from period to period due to mark-to-market securities, and of acquired intangible assets, which are unrelated to current operations and are neither comparable to the prior period nor predictive of future results. The elimination of the effect of variability caused by stock-based compensation expense and the amortization of acquired intangible assets, both of which are non-cash expenses, provides a better representation as to the overall operating performance of the company. We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, and (e) to assess financial discipline over operational expenditures.

GAAP operating margin for the years ended December 31, 2024 and 2023 was 2.2% and (5.6)%, respectively. Non-GAAP operating margin for the years ended December 31, 2024 and 2023 was 14.4% and 8.1%, respectively. The increase in non-GAAP operating margin was primarily attributable to the Company’s enhanced focus on expense management and continued scaling of the Company’s channel partner strategy.

PART II

Item 7

Liquidity and Capital Resources

As of December 31, 2024, we had $290.7 million in cash and cash equivalents, $0.2 million in short-term investments and no outstanding debt.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. In addition, we extended a credit facility with a remaining commitment of $1.5 million, and committed $50.0 million to a growth equity fund. We also have letters of credit issued in the amount of $1.0 million as security for operating leases, and $4.4 million as security for customer contingency agreements. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. Refer to “Note 12 - Commitments and Contingencies” for more information regarding the purchase commitments.

We also maintain a loan and security agreement (the “Loan Agreement”), dated November 3, 2023, with HSBC Bank USA, National Association (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may draw upon at our request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. Pursuant to the Loan Agreement, we pledged, assigned and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and assets as security for our obligations under the Loan Agreement. As of December 31, 2024, we are compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended
	December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$88,894	$34,694
Net cash used in investing activities	(2,601)	(5,648)
Net cash used in financing activities	(15,537)	(33,667)

PART II

Item 7

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024, was $88.9 million, reflecting our net loss of $29.1 million, adjusted for non-cash items of $89.3 million and net cash inflows of $28.8 million from changes in our operating assets and liabilities. The main considerations for non-cash items were stock-based compensation, which reflects ongoing compensation charges for the entity’s equity- and pre-merger liability-classified awards, operating lease right-of-use asset expense and mark to market adjustments on earnout and warrant liabilities. The main considerations of changes in operating assets and liabilities that resulted in cash inflows related to an increase in deferred revenue that is partially offset by an increase in accounts receivable as a result of business growth. This was partially offset by cash outflows related to an increase in deferred contract costs and operating lease liabilities.

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

Investing Activities

Net cash  used in investing activities for the year ended December 31, 2024, was $2.6 million, primarily consisting of $3.0 million of purchases of property and equipment, $1.8 million in the purchase of investments, $1.8 million investment in notes, and $1.2 million in software development, partially offset by $5.4 million in maturities of short-term investments.

Net cash  used in investing activities for the year ended December 31, 2023, was $5.6 mill ion, primarily consisting of $3.5 million in the purchase of investments, $2.1 million of purchases of property and equipment, $1.4 million in software development, and $1.3 million investment in notes, partially offset by $2.6 million in maturities of short-term investments.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2024, was $15.5 million, primarily due to $33.1 million in purchases of common stock, $6.1 million in the redemption of the redeemable noncontrolling interest of MaivenPoint, and $4.0 million in the purchase of public warrants, partially offset by $17.2 million of proceeds from the exercising of warrants, and $11.0 million of proceeds from the exercising of stock options.

Net cash used in financing activities for the year ended December 31, 2023, was  $33.7 million, primarily due to $39.0 million in purchases of common stock, partially offset by $5.6 million of proceeds from the exercising of stock options.

PART II

Item 7

Indebtedness

Credit Facility

We maintain a line of credit under the Loan Agreement with HSBC, as lender. See “Note 9 – Line of Credit” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

The Loan Agreement provides for a revolving line of credit of up to $30.0 million, with an additional $20.0 million accordion feature for additional capital we may draw upon at our request. Borrowings under the line bear interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio. The line carries an unused fee at a rate equal to 0.5%. Any proceeds of borrowings under the Loan Agreement will be used for general corporate purposes.

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

To date, we are in compliance with all covenants under the Loan Agreement. We have not at any time, including as of and for the fiscal year ending as of December 31, 2024, borrowed under the Loan Agreement. The description of the Loan Agreement is qualified in its entirety by the full text of such agreement, a copy of which is attached as an exhibit to this Annual Report.

Leasing Obligations

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. During the years ended December 31, 2024 and 2023, total rent expense for facilities amounted to $7.2 million and $6.8 million, respectively. As of December 31, 2024, letters of credit have been issued in the amount of $1.0 million as security for operating leases. The letters of credit are secured by certificates of deposit and a line of credit.

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

Seasonality

Our quarterly revenue can fluctuate and does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue against another. Historically, our first quarter has been our lowest revenue quarter and our fourth quarter has been our highest revenue quarter, however those results are not necessarily indicative of future quarterly revenue or full year results. Additionally, the timing of new product and service introductions can significantly impact revenue. Lastly, the mix of revenues in any given quarter can cause fluctuations in our reported results, due to differing revenue recognition principles.

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see Note 2 to the consolidated financial statements of this Annual Report.

PART II

Item 7A

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $290.9 million as of December 31, 2024, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our consolidated financial statements. As of December 31, 2024, we had no outstanding obligations under our line of credit with HSBC under the Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Foreign Currency Exchange Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is substantially recorded to accumulated other comprehensive income on our consolidated balance sheets and is also presented as a line item in its consolidated statements of comprehensive loss.

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10% as of December 31, 2024, and December 31, 2023, the amount of cash, cash equivalents and marketable securities AvePoint would have reported in U.S. Dollars would have decreased by approximately $4.8 million and $3.4 million, respectively, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvePoint, Inc. and subsidiaries (the "Company") as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•

We tested the effectiveness of controls over revenue recognition, which included controls associated with the Company’s methodology to determine SSP and the underlying data utilized in the application of the methodology.

•	We evaluated the appropriateness of the Company’s methodology to determine SSP in accordance with ASC 606, Revenue from Contracts with Customers.
•

We tested the accuracy of inputs utilized by the Company to determine SSP, which included selecting a sample of the Company’s transactional data used to determine SSP and agreeing relevant information to source documents.

•	We tested the completeness of the Company’s transactional data used to determine SSP by selecting a sample of previously recorded sales and agreeing relevant information into such transactional data.
•	We tested the mathematical accuracy of management’s calculations to determine SSP.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2025

We have served as the Company’s auditor since 2021.

AvePoint, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$290,735	$223,162
Short-term investments	167	3,721
Accounts receivable, net	87,365	85,877
Prepaid expenses and other current assets	16,528	12,824
Total current assets	394,795	325,584
Property and equipment, net	5,289	5,118
Goodwill	17,715	19,156
Intangible assets, net	8,889	10,546
Operating lease right-of-use assets	15,954	13,908
Deferred contract costs	59,838	54,675
Other assets	16,575	13,595
Total assets	$519,055	$442,582
Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$2,352	$1,384
Accrued expenses and other current liabilities	76,135	53,766
Current portion of deferred revenue	144,468	121,515
Total current liabilities	222,955	176,665
Long-term operating lease liabilities	9,909	9,383
Long-term portion of deferred revenue	8,840	7,741
Earn-out shares liabilities	—	18,346
Other liabilities	6,403	5,603
Total liabilities	248,107	217,738
Commitments and contingencies (Note 12)
Mezzanine equity
Redeemable noncontrolling interest	—	6,038
Total mezzanine equity	—	6,038
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 194,071 and 184,652 shares issued and outstanding as of December 31, 2024 and 2023, respectively	19	18
Additional paid-in capital	779,007	667,881
Accumulated other comprehensive income	576	3,196
Accumulated deficit	(510,448)	(460,496)
Noncontrolling interest	1,794	8,207
Total stockholders’ equity	270,948	218,806
Total liabilities, mezzanine equity, and stockholders’ equity	$519,055	$442,582

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2024	2023	2022
Revenue:
SaaS	$230,667	$160,961	$117,180
Term license and support	44,560	52,744	57,214
Services	44,036	44,795	41,283
Maintenance	11,219	13,325	16,662
Total revenue	330,482	271,825	232,339
Cost of revenue:
SaaS	41,544	35,924	27,313
Term license and support	1,584	1,946	2,006
Services	38,757	38,807	36,037
Maintenance	641	783	920
Total cost of revenue	82,526	77,460	66,276
Gross profit	247,956	194,365	166,063
Operating expenses:
Sales and marketing	122,869	112,105	110,638
General and administrative	69,222	61,271	65,132
Research and development	48,699	36,340	31,359
Total operating expenses	240,790	209,716	207,129
Income (loss) from operations	7,166	(15,351)	(41,066)
Other (expense) income, net	(31,565)	(3,263)	7,416
Loss before income taxes	(24,399)	(18,614)	(33,650)
Income tax expense	4,743	2,887	5,038
Net loss	$(29,142)	$(21,501)	$(38,688)
Net (loss) income attributable to noncontrolling interest	(52)	224	2,942
Net loss available to common stockholders	$(29,090)	$(21,725)	$(41,630)
Basic and diluted loss per share	$(0.16)	$(0.12)	$(0.23)
Basic and diluted shares used in computing loss per share	183,721	182,257	181,957

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended
	December 31,
	2024	2023	2022
Net loss	$(29,142)	$(21,501)	$(38,688)
Other comprehensive (loss) income net of taxes
Unrealized (loss) gain on available-for-sale securities	(106)	100	—
Foreign currency translation adjustments	(2,608)	1,104	(250)
Total other comprehensive (loss) income	(2,714)	1,204	(250)
Total comprehensive loss	$(31,856)	$(20,297)	$(38,938)
Comprehensive (loss) income attributable to noncontrolling interest	(144)	238	3,003
Total comprehensive loss available to common stockholders	$(31,712)	$(20,535)	$(41,941)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share amounts)

	Redeemable	Total					Accumulated
	Noncontrolling	Mezzanine			Additional		Other		Total
	Interest	Equity	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2023	$6,038	$6,038	184,652,402	$18	$667,881	$(460,496)	$3,196	$8,207	$218,806
Proceeds from exercise of options	—	—	3,415,893	—	11,033	—	—	—	11,033
Common stock issued upon vesting of restricted stock units	—	—	4,805,497	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	39,059	—	—	—	39,059
Accretion of redeemable noncontrolling interest	(99)	(99)	—	—	—	99	—	—	99
Redemption of noncontrolling interest	(5,926)	(5,926)	—	—	6,379	—	2	(6,381)	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(378)	—	—	—	(378)
Purchase of public warrants	—	—	—	—	(3,828)	—	—	—	(3,828)
Proceeds from exercise of warrants	—	—	1,494,127	—	17,182	—	—	—	17,182
Company earn-out shares issuance	—	—	2,964,658	—	53,871	—	—	—	53,871
Repurchase and retirement of common stock	—	—	(3,262,065)	—	(12,191)	(20,862)	—	—	(33,053)
Comprehensive (loss) income:
Net (loss) income	(5)	(5)	—	—	—	(29,189)	—	52	(29,137)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(106)	—	(106)
Foreign currency translation adjustments	(8)	(8)	—	—	—	—	(2,516)	(84)	(2,600)
Balance, December 31, 2024	$—	$—	194,070,512	$19	$779,007	$(510,448)	$576	$1,794	$270,948

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share amounts)

	Redeemable	Total							Accumulated
	Noncontrolling	Mezzanine			Additional				Other		Total
	Interest	Equity	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Interest	Equity
Balance, December 31, 2022	$14,007	$14,007	185,277,588	$19	$665,715	4,189,750	$(21,666)	$(416,927)	$2,006	$—	$229,147
Proceeds from exercise of options	—	—	2,840,716	—	5,569	—	—	—	—	—	5,569
Common stock issued upon vesting of restricted stock units	—	—	3,253,130	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	36,048	—	—	—	—	—	36,048
Accretion of redeemable noncontrolling interest	212	212	—	—	—	—	—	(212)	—	—	(212)
Reclassification of redeemable noncontrolling interest in MaivenPoint Pte. Ltd. (1)	(8,148)	(8,148)	—	—	—	—	—	—	—	8,148	8,148
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(567)	—	—	—	—	—	(567)
Repurchase of common stock	—	—	(6,719,032)	—	—	6,719,032	(39,063)	—	—	—	(39,063)
Retirement of common stock	—	—	—	(1)	(38,884)	(10,908,782)	60,729	(21,844)	—	—	—
Comprehensive (loss) income:
Net (loss) income	(38)	(38)	—	—	—	—	—	(21,513)	—	50	(21,463)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	100	—	100
Foreign currency translation adjustments	5	5	—	—	—	—	—	—	1,090	9	1,099
Balance, December 31, 2023	$6,038	$6,038	184,652,402	$18	$667,881	—	$—	$(460,496)	$3,196	$8,207	$218,806

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

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

(1) Formerly AvePoint EduTech Pte. Ltd.

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2024	2023	2022
Operating activities
Net loss	$(29,142)	$(21,501)	$(38,688)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,382	4,687	3,494
Operating lease right-of-use assets expense	6,270	6,234	5,945
Foreign currency remeasurement loss	866	—	835
Stock-based compensation	39,059	36,048	37,218
Deferred income taxes	498	(864)	3,701
Other	(67)	1,068	(607)
Change in value of earn-out and warrant liabilities	37,276	11,454	(4,402)
Changes in operating assets and liabilities:
Accounts receivable	(4,898)	(19,448)	(14,388)
Prepaid expenses and other current assets	(3,350)	(2,773)	(2,108)
Deferred contract costs and other assets	(8,482)	(7,687)	(9,596)
Accounts payable, accrued expenses and other current liabilities, operating lease liabilities and other liabilities	16,046	609	(2,553)
Deferred revenue	29,436	26,867	20,375
Net cash provided by (used in) operating activities	88,894	34,694	(774)
Investing activities
Maturities of investments	5,353	2,620	183,554
Purchases of investments	(1,819)	(3,497)	(180,969)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	—	(18,572)
Capitalization of internal-use software	(1,211)	(1,434)	(1,612)
Purchase of property and equipment	(3,044)	(2,087)	(3,853)
Issuance of notes receivables	(1,750)	(1,250)	—
Other investing activities	(130)	—	—
Net cash used in investing activities	(2,601)	(5,648)	(21,452)
Financing activities
Purchase of common stock	(33,053)	(39,036)	(19,927)
Proceeds from warrant exercises	17,182	—	—
Proceeds from stock option exercises	11,033	5,569	2,818
Redemption of redeemable noncontrolling interest	(6,130)	—	—
Purchase of public warrants	(3,991)	—	—
Company earn-out shares settled in cash	(572)	—	—
Repayments of finance leases	(6)	(64)	(39)
Payments of debt issuance costs	—	(136)	—
Net cash used in financing activities	(15,537)	(33,667)	(17,148)
Effect of exchange rates on cash	(3,183)	595	(1,655)
Net increase (decrease) in cash and cash equivalents	67,573	(4,026)	(41,029)
Cash and cash equivalents at beginning of period	223,162	227,188	268,217
Cash and cash equivalents at end of period	$290,735	$223,162	$227,188
Supplemental disclosures of cash flow information
Income taxes paid	$6,882	$6,112	$3,320
Contingent considerations in business combination	$—	$—	$5,635
Common stock issued in business combination	$—	$—	$1,517
Loan to certain acquiree shareholders	$—	$—	$235
Company earn-out shares issuance	$53,871	$—	$—

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

Our principal executive headquarters is located in Jersey City, New Jersey, and our principal operating headquarters is located in Richmond, Virginia. We have additional offices across North America, Europe, Asia, Australia and the Middle East.

AvePoint generates revenue by providing customers a cloud-native data management software platform, enabling them to prepare, secure, and optimize their critical data. The AvePoint Confidence Platform unifies data security, governance, and business continuity into a seamless, resilient experience, addressing the most pressing challenges in today’s complex digital landscape.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the consolidated accounts of AvePoint, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Guidance

In the year ended December 31, 2024, the Company adopted the accounting standards update that requires companies to provide disclosures of significant segment expenses and other segment items (refer to “Note 18 – Segment Information”). Disclosures about a reportable segment's profit or loss and assets that are currently required annually will also have to be provided in interim periods. In addition, companies with a single reportable segment are required to provide all the disclosures required by Segment Reporting (ASC 280).

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

Foreign Currency

The Company has foreign operations where the functional currency has been determined to be the local currency. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a component of accumulated other comprehensive income in the Company’s consolidated balance sheets. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (expense) income, net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

The Company maintains cash with several high credit-quality financial institutions. The Company considers all investments available with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries which impose regulations that limit the ability to transfer cash out of the country. As of  December 31, 2024 and 2023, the Company’s cash balances at these entities were $15.5 million and $13.1 million, respectively.

Based on our intentions regarding our investments in U.S. treasury bills, we classify these investments as available-for-sale. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for the interest income from amortization of the discount arising at acquisition, and any unrealized losses determined to be related to credit losses, which we record within other (expense) income, net in the accompanying consolidated statements of operations.

Short-Term Investments

Short-term investments consist mainly of certificates of deposit held by financial institutions which have an initial maturity of greater than three months but less than or equal to one year at period end.

Prepaid Expenses and Other Current Assets

The prepaid expenses balances as of  December 31, 2024 and 2023 were $7.2 million and $7.6 million, respectively.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

There were no impairment charges recognized during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Intangible Assets, net

Intangible assets primarily consist of customer related assets and acquired software and technology. Typical customer related assets include order backlogs and customer relationships. Intangible assets that have finite useful lives are amortized over their useful lives on a straight-line basis, which range from three years to ten years. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that  may warrant revised estimates of useful lives or that indicate the asset  may be impaired.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Leases

Leases are classified as either operating or finance leases based on certain criteria. This classification determines the timing and presentation of expenses on the income statement, as well as the presentation of the related cash flows and balance sheet. The Company currently has no material finance leases.

Right-of-use (“ROU”) assets and related liabilities are recorded at lease commencement based on the present value of the lease payments over the expected lease term. Lease payments include future increases unless the increases are based on changes in an index or rate. If the rate implicit in the leases was not readily determinable, the Company’s incremental borrowing rate is used to calculate ROU assets and related liabilities. The incremental borrowing rate is determined based on the Company’s estimated credit rating, the term of the lease, the economic environment where the asset resides and full collateralization. Lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term and is allocated within operating expenses in the consolidated statements of operations.

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We elected to combine fixed payments for non-lease components, for all classes of underlying assets, with our lease payments and account for them together as a single lease component which increases the amount of our lease assets and liabilities.

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, service, perpetual license and maintenance contracts. The initial commissions are amortized over the anticipated period of asset benefit. We have structured commissions plans such that the commission rate paid on renewal contracts are less than those paid on the initial contract; therefore, it is determined that the renewal commissions are not commensurate with the initial commission, which are related to future contracts with a customer. The renewal commissions are amortized over the average renewal term. We determine the anticipated period of asset benefit and the average renewal term utilizing a portfolio approach, considering our customer contracts, the duration of our relationships with our customers, and the useful life of our technology. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence. No impairment was recorded for the years ended  December 31, 2024, 2023 and 2022.

Amortization of deferred contract costs of $20.9 million, $19.0 million and $13.4 million for the years ended  December 31, 2024, 2023 and 2022, respectively, is included as a component of sales and marketing expenses in our consolidated statements of operations.

Software Development Costs

Costs are incurred in the development of new software products and enhancements to existing software products. These costs, consisting primarily of salaries and related payroll costs, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized.

Costs to develop or obtain internal-use software and implementation costs incurred in hosting arrangements and costs of significant upgrades and enhancements resulting in additional functionality are capitalized in the intangible assets, net within the consolidated balance sheets. These costs are primarily software purchased for internal use, purchased software licenses, implementation costs, and development costs related to our hosted product, which is accessed by customers on a subscription basis. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. The capitalized expenses are amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Internally developed software costs required to be capitalized as defined by the accounting guidance are not material to our consolidated financial statements.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

We derive revenue from four primary sources: SaaS, term license and support, services, and maintenance.

Our sources of revenue mainly include:

■

SaaS and term license and support revenue includes revenue from the sale of SaaS and term license and support, product offerings of our software and related customer support. SaaS revenue is recognized ratably over the term of the contract. Term license revenue includes distinct on-premises license and support performance obligations. The license is generally recognized upfront at the point in time when the software is made available to the customer to download and use, and the support is recognized ratably over the term of the contract.

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

Term license and perpetual license revenue recognized at point in time was $27.3 million, $31.4 million and $40.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The remaining revenue amount is recognized over time.

Our revenue is recognized upon the transfer of control of promised goods or services provided to its customers, reflecting the amount of consideration it expects to receive for those goods or services. Revenue is recognized upon the application of the following steps:

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Total deferred revenue as of December 31, 2023 was $129.3 million, of which $113.5 million was recognized as revenues for the year ended December 31, 2024.

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

			Deferred
	Accounts	Deferred	contract
	receivable (1)	revenue	costs
	(in thousands)
Balance, December 31, 2023	$94,067	$129,256	$54,675
Balance, December 31, 2024	95,683	153,308	59,838

(1) Accounts receivable is inclusive of accounts receivable, net of allowance for doubtful accounts, current unbilled receivables and long-term unbilled receivables. Long-term unbilled receivables are included in other assets on the consolidated balance sheets.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

No customer accounted for more than 10% of revenue for the years ended December 31, 2024, 2023 and 2022, and no customer accounted for more than 10% of accounts receivable as of December 31, 2024 and 2023.

As of December 31, 2024, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $373.4 million, of which $318.5 million is related to SaaS and term license and support revenue. We expect to recognize approximately 62% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

We recognized the tax expense related to Global Intangible Low-Taxed Income (“GILTI”) as a period expense in the period the tax is incurred.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance as of December 31, 2024, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Valuation allowances recorded against deferred tax assets increased by a net $3.3 million.

For additional information regarding our income taxes, refer to “Note 10 - Income Taxes”.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Noncontrolling Interest

Noncontrolling Interest is recognized as equity in the Company's consolidated balance sheets, is reflected in net income attributable to noncontrolling interest in the consolidated statements of operations and comprehensive loss and is captured within the net (loss) income in the consolidated statements of mezzanine equity and stockholders’ equity. Noncontrolling interests represent ownership interests in the Company's subsidiaries held by third parties. Redeemable noncontrolling interest is measured at the higher of its redeemable value and net income (loss) allocated to the redeemable noncontrolling interest, and is included in mezzanine equity on the consolidated balance sheets. At each reporting period, we increase the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable. These adjustments are recorded as net income attributable to noncontrolling interest on the consolidated statements of operations. Upon expiration of the underlying put option, the redeemable noncontrolling interest is reclassified to equity on the consolidated balance sheets.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet effective

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (ASC 740)” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The amendment in this ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASC 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASC 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments in this ASU may be applied either prospectively or retrospectively. Early adoption is also permitted. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements and related disclosures.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Business Combination

Apex Technology Acquisition Corporation

The Apex Business Combination was accounted for as a reverse recapitalization as Legacy AvePoint was determined to be the accounting acquirer. This determination was primarily based on Legacy AvePoint comprising the ongoing operations of the combined entity, Legacy AvePoint’s senior management comprising the majority of the senior management of the combined company and the prior stockholders of Legacy AvePoint having a majority of the voting power of the combined entity. Operations and assets and liabilities of the Company prior to the Apex Business Combination in these financial statements are those of Legacy AvePoint. As a result, these financial statements represent the continuation of Legacy AvePoint and the historical stockholders’ deficiency. The accumulated deficit of Legacy AvePoint has been carried forward after the Apex Business Combination.

The following transactions occurred in connection with the Apex Business Combination which impacted our mezzanine equity and permanent equity accounts for the years ended December 31, 2024, 2023 and 2022:

■	Legacy AvePoint Officer Awards, as defined in “Note 16 — Stock-Based Compensation,” were cancelled. Refer to “Note 16 — Stock-Based Compensation” for more information.
■	We entered into earn-out agreements to issue additional shares if certain share price milestones are achieved. Refer to “Note 13 — Company Earn-Out and Warrant Liabilities” for more information.
■	We assumed public and private placement warrants from Apex. Refer to “Note 13 — Company Earn-Out and Warrant Liabilities” for more information.

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

	December 31,	December 31,
	2024	2023
	(in thousands)
Beginning balance	$19,156	$18,904
Effect of foreign currency translation	(1,441)	252
Ending balance	$17,715	$19,156

During the years ended December 31, 2024, 2023 and 2022, goodwill was not impaired.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Intangible Assets, net

Intangible assets consist of acquired intangible assets and internally-developed software. Amortization expense for intangible assets was $2.5 million, $2.1 million, and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

A summary of the balances of the Company’s intangible assets as of  December 31, 2024 and 2023 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
	December 31, 2024			December 31, 2023
	(in thousands)						(in years)
Technology and software, net	8,906	(3,446)	5,460	7,976	(1,758)	6,218	3.0-10.0
Customer related assets, net	4,329	(1,036)	3,293	4,546	(640)	3,906	3.0-10.0
Content, net	818	(682)	136	843	(421)	422	3.0
Total	$14,053	$(5,164)	$8,889	$13,365	$(2,819)	$10,546

As of  December 31, 2024, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31:
(in thousands)
2025	$2,279
2026	1,793
2027	1,293
2028	1,138
2029	696
Thereafter	1,690
Total intangible assets subject to amortization	$8,889

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	December 31,	December 31,
	2024	2023
	(in thousands)
Trade receivables	$68,007	$60,508
Current unbilled receivables	20,205	26,295
Allowance for credit losses	(847)	(926)
	$87,365	$85,877

Long-term unbilled receivables were $8.3 million and $8.2 million as of December 31, 2024 and 2023, respectively, and were included in other assets within the consolidated balance sheets.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Computer equipment	$8,492	$6,633
Leasehold improvements	4,480	4,206
Furniture and fixtures	1,282	1,320
Building	685	707
Office equipment	448	390
Software	504	294
	15,891	13,550
Less accumulated depreciation and amortization	(10,602)	(8,432)
	$5,289	$5,118

Depreciation and amortization expense was $2.9 million, $2.6 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following components:

	December 31,	December 31,
	2024	2023
	(in thousands)
Accrued compensation	$39,532	$27,820
Indirect taxes	7,243	4,540
Current operating lease liabilities	6,624	5,337
Income taxes payable	4,625	2,053
Cloud service fees	4,510	3,827
Professional service fees	3,660	2,469
Accrued partner expenses	1,101	1,681
Other	8,840	6,039
	$76,135	$53,766

9. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. The Company is required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted the bank a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the loan and security agreement obligations. As of December 31, 2024, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

The Company has not at any time, including as of December 31, 2024, and for the fiscal year ended December 31, 2024, borrowed under the Loan Agreement.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Income Taxes

Pretax loss resulting from domestic and foreign operations is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$(63,588)	$(31,398)	$(17,081)
Foreign	39,189	12,784	(16,569)
Pretax loss from continuing operations	$(24,399)	$(18,614)	$(33,650)

The components of the provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current income tax expense:
Federal	$(510)	$3,188	$1,937
State and local	71	(1,121)	668
Foreign	4,785	1,691	(1,478)
Total current income tax expense	4,346	3,758	1,127
Deferred income tax expense (benefit):
Federal	—	—	2,370
State and local	—	—	(820)
Foreign	397	(871)	2,361
Total deferred income tax expense (benefit)	397	(871)	3,911
Total income tax expense	$4,743	$2,887	$5,038

The reconciliation of the amounts at the U.S. federal statutory income tax rate to the company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
U.S. federal statutory tax rate	$(5,124)	$(3,909)	$(7,067)
State and local income taxes, net	(2,419)	(2,077)	(292)
Stock-based compensation	(4,313)	3,117	(51)
Executive compensation limitation	1,812	449	3,566
Fair value of earn-out liability	7,828	2,165	(828)
GILTI inclusion, net	3,903	1,940	—
Foreign-derived intangible income deduction	—	(1,534)	—
Transaction costs	—	—	125
Change in valuation allowance	3,866	1,794	12,844
Deferred rate change	(119)	2,076	—
Foreign rate differential	(2,736)	(1,107)	(2,066)
Return-to-provision adjustments	2,095	274	(1,029)
Permanent differences	91	(343)	29
Other, net	(141)	42	(193)
Total	$4,743	$2,887	$5,038

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

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	December 31,	December 31,
	2024	2023
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$7,881	$9,634
Deferred revenue	3,834	8,653
Compensation and benefits	7,452	6,996
Research and development expenses	18,010	11,086
Lease liability	2,110	2,518
Fair value of earn-out liability	—	305
Other	475	26
Total Deferred Tax Assets	39,762	39,218
Less: Valuation allowance	(25,808)	(22,469)
Deferred Tax Assets, net	13,954	16,749

Deferred Tax Liabilities:
Property and equipment	14	(178)
Amortization	(2,026)	(2,395)
Commissions	(11,833)	(11,543)
Prepaid subscription	—	(1,569)
Unbilled receivable	(204)	(435)
Right-of-use assets	(1,925)	(2,290)
Total Deferred Tax Liabilities	(15,974)	(18,410)
Net Deferred Tax Liabilities	$(2,020)	$(1,661)

As of December 31, 2024, the Company had net operating loss (“NOL”) carryforwards for state and local income tax of $31.3 million, which may offset future taxable income. The state NOL carryforwards begin to expire in 2026. The Company also has foreign NOL carryforwards of approximately $25.8 million, which will expire beginning 2029 and NOL carryforward periods vary from 5 years to indefinite.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Under the provisions of the Internal Revenue Code, the U.S. NOL carryforwards are subjected to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of a 50% cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. The Company may have experienced an ownership change prior to December 31, 2024, however, the Company does not believe its NOL carryforwards would be limited under IRC Section 382. The Company could experience an ownership change in the future which could limit the utilization of certain NOL carryforwards.

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considered all available positive and negative evidence, including the level of historical taxable income, future reversals of existing temporary differences, tax planning strategies, and projected future taxable income. On the basis of this evaluation, a valuation allowance of $25.8 million and $22.5 million was recorded as of December 31, 2024 and 2023, respectively, against certain jurisdictions’ net deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

As of December 31, 2024, the Company did not provide any foreign withholding taxes related to its foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested to fund ongoing operations of the foreign subsidiaries. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties is as follows:

	December 31,	December 31,	December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$134	$141	$1,088
Additions based on tax positions related to the current year	—	—	—
Reduction for tax positions of prior years	—	—	(12)
Reduction for settlements	—	—	(935)
Expiration of applicable statute of limitations	(14)	(7)	—
Ending balance	$120	$134	$141

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of  December 31, 2024 and 2023, the Company had $0.2 million and $0.2 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. These amounts were included in other liabilities in their respective years. As of  December 31, 2024 and 2023, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was not material.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The tax years 2020 through 2023 generally remain open for examination for federal, state and local tax purposes. The tax years 2014 through 2023 are open and subject to audit by foreign jurisdictions.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Leases

The Company is obligated under various non-cancelable operating leases primarily for office space. The initial terms of the leases expire on various dates through 2030. We determine if an arrangement is a lease at inception.

The components of the Company’s operating lease expenses are reflected in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Lease liability cost	$7,105	$6,978	$5,945
Short-term lease expenses (1)	1,271	777	1,760
Variable lease cost not included in the lease liability (2)	619	477	261
Total lease cost	$8,995	$8,232	$7,966

(1) Short-term lease expenses include rent expenses from leases of 12 months or less on the transition date or lease commencement.

(2) Variable lease cost includes common area maintenance, property taxes, and fluctuations in rent due to a change in an index or rate.

During the year ended  December 31, 2024 and 2023, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $8.7 million and $4.3 million, respectively.

Other information related to operating leases is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$7,095	$7,190	$5,626

As of  December 31, 2024 and 2023, our operating leases had weighted average remaining lease terms of 3.3 years and 3.8 years, respectively, and weighted average discount rates of 5.2% and 5.6%, respectively.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The maturity schedule of the operating lease liabilities as of  December 31, 2024, is as follows:

Year Ending December 31:
(in thousands)
2025	$7,310
2026	4,853
2027	3,022
2028	1,388
2029	893
Thereafter	525
Total future lease payments	17,991
Less: Present value adjustment	(1,458)
Present value of future lease payments (1)	$16,533

(1) Includes the current portion of operating lease liabilities of $6.6 million, which is reflected in accrued expenses and other current liabilities in the consolidated balance sheets.

As of December 31, 2024, letters of credit have been issued in the amount of $1.0 million as security for operating leases. The letters of credit are secured by certificates of deposit and a line of credit. The certificates of deposit are included in cash and cash equivalents and short-term investments within the consolidated balance sheets.

12. Commitments and Contingencies

Commitments

The Company has outstanding unconditional purchase commitments to procure licenses to use IT software from suppliers. These agreements are negotiated in consideration of the volume of transactions with select suppliers and the associated required transaction volumes are expected to be met through the normal course of business.

In December 2022, the Company signed an unconditional purchase commitment in the amount of $96.0 million to purchase IT solutions over a three-year term. Under this agreement, payments are made upon access to the service. Any remaining obligations are due at the end of the three-year term in December 2025 as specified in the agreement. Given the Company’s history of procuring similar products, it is expected that cash payments to the supplier will occur in 2023 through 2025 with any remaining amounts coming due in 2025. During the years ended December 31, 2024 and 2023, the Company paid $28.3 million and $21.7 million, respectively, related to the December 2022 agreement.

In December 2024, the Company signed an unconditional purchase commitment in the amount of $15.0 million to purchase additional IT solutions over a five-year term. Under this agreement, payments are made upon access to the service. The agreement specified four minimum commitment periods. The minimum commitment payments are due at the end of each minimum commitment period.

In February 2024, the Company has an outstanding commitment to contribute $50.0 million to the growth equity fund. Refer to “Note 15 - Growth Equity Fund” for more information.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company is obligated to make the following future minimum payments under the non-cancelable terms of these contracts as of  December 31, 2024:

Years ending December 31,
(in thousands)
2025	$48,937
2026	1,595
2027	2,574
2028	4,115
2029	6,676
Thereafter	—
$63,897

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of December 31, 2024, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

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

As part of the business combination with Apex, we assumed certain indemnification obligations for Apex Technology Sponsor LLC and Jeff Epstein, Brad Koenig, David Chao, Peter Bell, Donna Wells, and Alex Vieux (the “Indemnitees” or “Defendants”). On  February 2, 2024, Drulias and Farzad (as purported Apex stockholders, the “Plaintiffs”) filed a class action complaint against the Indemnities in Delaware Court of Chancery, captioned Dean William Drulias, et.al. v. Apex Technology Sponsor LLC, et.al., C.A. No. 2024-0094-LWW. Plaintiffs asserted breach of fiduciary duty and unjust enrichment claims against the Defendants. The complaint alleged that Defendants made false and misleading disclosures in the  June 2, 2021 proxy statement of Apex impacting its stockholders’ vote to approve a merger between Apex and us and also affecting stockholders’ redemption rights prior to the merger. Plaintiffs sought unspecified damages, rescission or rescissory damages, and disgorgement of unjust enrichment. We were not a named defendant in the complaint but had indemnification obligations to the Defendants under indemnification agreements executed during the merger. Also, in accordance with the business combination agreement, the Defendants obtained insurance policies to cover post-closing liability, with Apex securing a policy with a limit of $10 million and the sponsors obtaining a policy with a $3 million limit. The parties participated in a mediation in  October 2024 and agreed to settlement terms. Pursuant to a signed letter of intent and a forthcoming settlement agreement, releasing us and the Defendants and settling the class action, we will contribute $1.4 million toward the full settlement amount of $14.4 million. The remaining $13 million will be paid pursuant to the two aforementioned insurance policies covering the Defendants and sponsor. As of December 31, 2024, an estimated accrual of $1.4 million was included in the accrued expenses and other current liabilities within the consolidated balance sheets.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements, which are secured by certificates of deposit and a line of credit. The certificates of deposit are included in other assets within the consolidated balance sheets. As of December 31, 2024, letters of credit have been issued in the amount of $4.4 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

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

The rights described above are hereafter referred to as the “Company Earn-Out Shares”. To the extent that any portion of the Company Earn-Out Shares that would otherwise be issued to a holder of options that remain unvested at the date of the milestones described above, then in lieu of issuing the applicable Company Earn-Out Shares, the Company shall instead issue an award of restricted stock units of the Company for a number of shares of AvePoint’s common stock equal to such portion of the Company Earn-Out Shares issuable with respect to the unvested options (the “Company Earn-Out RSUs”). In evaluation of the Company Earn-Out Shares and Company Earn-Out RSUs, management determined that the Company Earn-Out Shares represent derivatives to be marked to market at each reporting period, while the Company Earn-Out RSUs represent equity. Refer to “Note 16 — Stock-Based Compensation” for more information regarding the Company Earn-Out RSUs.

In order to capture the market conditions associated with the Company Earn-Out Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out Shares’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. The Monte Carlo model requires highly subjective assumptions including the expected volatility of the price of our common stock, and the expected term of the earn-out shares. Significant increases or decreases to these inputs in isolation could result in a significantly higher or lower liability. Under this approach, the fair value of the Company Earn-Out Shares on July 1, 2021, was determined to be $29.6 million. The fair value was remeasured as of  December 31, 2023, and was determined to be $18.3 million, and included in the earn-out shares’ liabilities in the consolidated balance sheets. As a result, an $11.1 million increase and a $4.3 million decrease in liability were recognized during the years ended December 31, 2023 and 2022, respectively, and included as other (expense) income, net in the consolidated statements of operations.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In December 2024, the required provisions were met, leading to the issuance of 2,964,658 Company Earn-Out Shares and a payment of $0.6 million to certain holders of common stock and options. The Company Earn-Out Shares liability was measured at fair value using the Company’s stock quoted price on the date each milestone was achieved. The cumulative fair value of the shares issued and cash used for settlement amounted to $54.5 million, which was included in the earn-out shares’ liabilities in the consolidated balance sheets. This resulted in a $35.8 million increase in liability recognized during the year ended December 31, 2024, recorded as other (expense) income, net in the consolidated statements of operations. Upon settlement, the Company Earn-out Shares settled in shares was reclassified from earn-out shares liabilities to equity, increasing the common stock amount and additional paid-in capital in the consolidated balance sheets by $0.0 million and $53.9 million, respectively. As of December 31, 2024, there were no remaining earn-out shares liabilities.

We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

	December 31,	December 31,
	2023	2022
Term (in years)	4.50	5.50
Volatility	55.00%	55.00%

Private Warrants to Acquire Common Stock

On July 1, 2021, the Company granted 405,000 private placement warrants with a 5-year term and exercise price of $11.50. Management has determined that the private placements warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are non-transferable and any transfer to an unrelated party would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of  December 31, 2024 and 2023, and was determined to be $1.9 million and $0.5 million, respectively, and included in the other liabilities in the consolidated balance sheets. As a result, $1.5 million loss, $0.3 million loss, and $0.2 million gain was recognized during the years ended December 31, 2024, 2023 and 2022, respectively, and included as other (expense) income, net in the consolidated statements of operations.

As of December 31, 2024, 328,750 private placement warrants remained outstanding.

14. Mezzanine Equity and Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company is authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 194,070,512 and 184,652,402 shares issued and outstanding as of  December 31, 2024 and 2023, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception. During the year ended December 31, 2024, the Company repurchased and retired 3,262,065 shares. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the consolidated balance sheet were reduced by $0.0 million, $12.2 million, and $20.9 million, respectively. During the year ended December 31, 2023, the Company repurchased 6,719,032 shares and retired 10,908,782 shares. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the consolidated balance sheet were reduced by $0.0 million, $38.9 million, and $21.8 million, respectively.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program will remain open for a period of three years from the date of authorization and may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the years ended December 31, 2024, 2023, and 2022, the Company purchased 3,262,065, 6,719,032 and 4,046,186 shares, respectively, at an average price of $10.13, $5.81, and $4.92 per share, respectively.

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

The Sponsor Earn-Out Shares are currently outstanding and receive treatment as outstanding common shares except that they were held in escrow and restricted from transfer until the vesting conditions described above were met. Consequently, the shares are classified as equity.

In December 2024, the vesting conditions were satisfied and the shares were released from escrow.

Public Warrants to Acquire Common Stock

On July 1, 2021, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint’s common stock and the warrants are exercisable from the date of issuance through July 1, 2026. The public warrants are equity classified and their fair value, based on the publicly traded warrants, was $59.3 million on July 1, 2021, and included in the additional paid-in capital on the consolidated balance sheets.

On August 27, 2024, the Company announced the commencement of an offer to purchase all of its outstanding public warrants at a price of $2.50 per warrant in cash, with an expiration date of September 26, 2024 (the “Offer”). On September 26, 2024, the Company announced that 1,596,314 warrants had been validly tendered and purchased, representing approximately 9.1% of the outstanding warrants, for a total amount of $4.0 million. During the year ended December 31, 2024, 1,494,127 warrants were exercised, with a total cash received of $17.2 million. As of December 31, 2024, 14,485,809 warrants remained outstanding. Subsequent to December 31, 2024, and through February 21, 2025, holders of the Company’s outstanding warrants exercised a total of 7,595,099 warrants, resulting in the issuance of 7,595,099 shares of common stock. The Company received aggregate cash proceeds of approximately $87.3 million from these exercises.

Redeemable Noncontrolling Interest

AEPL PTE. LTD. (“AEPL”), an unaffiliated investor

As part of AEPL’s investment in MaivenPoint Pte. Ltd. (“MaivenPoint”), the Company granted AEPL a put option which grants AEPL the right to require the Company to repurchase AEPL’s investment in MaivenPoint at any time between December 24, 2022, and December 24, 2023, at a price equal to AEPL’s initial investment of approximately $8.3 million. The Company recorded AEPL’s investment in MaivenPoint as redeemable noncontrolling interest as mezzanine equity in its consolidated balance sheets. On December 24, 2023, the put option expired. The redeemable noncontrolling interest owned by AEPL was reclassified to permanent equity and is presented in the stockholders’ equity section of the consolidated balance sheets for the year ended December 31, 2023.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

I-Access Solutions Pte. Ltd. (“I-Access”)

On February 18, 2022, (the “I-Access Closing Date”), MaivenPoint consummated its acquisition of all of the ordinary shares of I-Access, a Singapore limited company. As a result, I-Access became a wholly owned subsidiary of MaivenPoint. The acquisition was made pursuant to a share purchase agreement, dated as of January 31, 2022, (the “Share Purchase Agreement”), by and among MaivenPoint and the former I-Access shareholders (the “Former Shareholders”). As part of the transaction price, MaivenPoint granted I-Access a put option which allows I-Access to cause MaivenPoint to repurchase its shares on February 18, 2024, at a price equal to approximately $5.9 million. The Company recorded I-Access investment in MaivenPoint as redeemable noncontrolling interest as mezzanine equity in its consolidated balance sheets.

During the year ended December 31, 2024, the Former Shareholders exercised the put option of approximately $6.1 million. As a result of the exercise, AvePoint’s ownership in MaivenPoint was 76.1%, with the remaining ownership interest held by AEPL as of December 31, 2024. Due to the exercise of the put option, the Company adjusted the carrying amount of the noncontrolling interest by multiplying the adjusted net assets of MaivenPoint AEPL’s new ownership percentage, resulting in a reduction to noncontrolling interest and increase in additional paid-in capital of $6.4 million, respectively, within the consolidated balance sheets.

There were no put options held by MaivenPoint’s remaining noncontrolling interest shareholders, and therefore, there was no redeemable noncontrolling interest in MaivenPoint as of December 31, 2024.

As of December 31, 2024 and 2023, AvePoint owned 76.1% and 73.8%, respectively, interest in MaivenPoint.

15. Growth Equity Fund

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

As of  December 31, 2024, no portion of the Company’s $50.0 million commitment has been called or was callable, and the operations of the Fund and the Venture have not materially impacted the Company’s financial position, financial performance, or cash flows.

As of December 31, 2024, $2.4 million of management fee and establishment costs were included in accrued expenses and other current liabilities in the consolidated balance sheets. During the year ended December 31, 2024, $2.4 million of management fee and establishment costs were included in general and administrative in the consolidated statements of operations.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of December 31, 2024, 27,186,959 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options, restricted stock and restricted stock units to employees, directors and consultants.

Stock-based compensation was included in the following line items in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$1,315	$3,161	$2,640
Sales and marketing	8,965	9,518	11,393
General and administrative	20,483	19,338	19,398
Research and development	8,296	4,031	3,787
Total stock-based compensation	$39,059	$36,048	$37,218

Total tax benefit related to vested or exercised awards during the years ended  December 31, 2024, 2023 and 2022 was $9.5 million, $2.5 million and $2.2 million, respectively.

Stock Options

The compensation costs for stock option awards are recognized using the straight-line attribution method over the requite service period and are accounted for forfeitures as they occur. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award.

Certain of the Company’s stock option awards (the “Officer Awards”) included a provision that required the Company to redeem the vested portion of options at fair value in cash upon a separation of service initiated by the Company or upon death or disability of the holder. The Company determined that the redemption feature required the Officer Awards to be classified in mezzanine equity prior to the Apex Business Combination. For share-based payment arrangements with employees, the amount presented in mezzanine equity at each balance sheet date was based on the redemption provisions of the instrument and adjusted for the proportion of consideration received in the form of employee services. The shares underlying the Officer Awards were puttable to the Company upon certain conditions, such as death or disability of the Officer Awards recipients, which the Company determined was not probable; therefore, the Company reclassified the grant-date intrinsic value to mezzanine equity as the awards vested. The Officer Awards were cancelled in 2021, concurrent with the Apex Business Combination. In exchange for the cancellation of the Officer Awards, the Company agreed to deliver to the holders of the Officer Awards a fixed amount of shares equal to the amount of shares the holders would have received if the Officer Awards were exercised on the date of the Apex Business Combination in a net share settlement scenario. The cancelled Officer Awards were treated as modification of the original awards; however, no incremental value exists as a result of the modification. As a result of the cancellation of the original Officer Awards, the $1.7 million mezzanine balance was reclassified to permanent equity on July 1, 2021, and the Company recognized $3.5 million in previously unrecognized compensation costs. As a result, the Company issued 3,592,504 shares in July 2022.

The weighted-average grant date fair value of options granted in the years ended  December 31, 2024, 2023 and 2022 was $4.26, $2.49 and $2.71, respectively.

The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2024	2023	2022
Expected term (in years)	6.11	6.11	6.11
Expected volatility	55.85%	59.19%	45.18%
Risk-free rate	4.10%	3.63%	2.16%
Dividend yield	—	—	—

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s stock option activity during the year ended  December 31, 2024 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life

Balance, January 1, 2024	27,192,185	$4.25	5.91
Granted	469,920	7.26	—
Exercised	(3,415,893)	3.23	—
Forfeited or expired	(966,195)	7.64	—
Balance, December 31, 2024	23,280,017	$4.32	5.08

As of December 31, 2024, the following table summarizes information about outstanding and exercisable stock options:

	Outstanding			Exercisable
Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$ 0.16 - $ 1.59	7,600,165	2.67	$1.41	7,600,165	2.67	$1.41
$ 1.60 - $ 4.00	9,120,504	5.61	3.90	9,120,504	5.61	3.90
$ 4.01 - $ 9.64	6,559,348	7.14	8.27	4,414,391	6.88	8.71
	23,280,017	5.08	$4.32	21,135,060	4.82	$4.01

As of  December 31, 2024, there was $6.8 million in unrecognized compensation costs related to all non-vested options. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

As of  December 31, 2024, the Company had 23,280,017 options outstanding and 21,135,060 options exercisable with intrinsic values of $283.8 million and $264.2 million, respectively. During the year ended December 31, 2024, 3,415,893 options were exercised, with a total intrinsic value of $34.8 million. During the year ended December 31, 2023, 2,840,716 options were exercised, with a total intrinsic value of $11.8 million. During the year ended December 31, 2022, 1,799,665 options were exercised, with a total intrinsic value of $6.6 million. Total cash received from exercise of options during the years ended December 31, 2024, 2023 and 2022 was $11.0 million, $5.6 million and $2.8 million, respectively.

Restricted Stock Units

Under the terms of the 2021 Plan, we have issued stock unit awards with a continuous employment condition only (“Time-Based RSUs”), and restricted stock unit awards with a continuous employment condition that are also contingent on the Company meeting certain performance goals (“PSUs”, and together “RSUs”). Both types of RSU awards vest over a four-year period from the grant date.

The compensation costs for RSUs are recognized using the straight-line attribution method over the requite service period and are accounted for forfeitures as they occur. RSUs are measured at the fair market value of the underlying stock at the grant date.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s RSU activity during the year ended  December 31, 2024 is as follows:

	Unvested PSUs	Unvested Time-Based RSUs
	Number of Shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested as of December 31, 2023	—	10,702,589	$5.54
Granted	502,676	3,807,121	7.66
Vested	—	(4,805,497)	5.73
Forfeited	—	(547,110)	5.92
Unvested as of December 31, 2024	502,676	9,157,103	$6.36

The per share weighted-average grant date fair value of RSUs granted during the years ended  December 31, 2024, 2023 and 2022 was $7.66, $4.38 and $5.55, respectively.

The total fair value of shares vested during the years ended  December 31, 2024, 2023 and 2022 was $51.3 million, $18.9 million and $8.2 million, respectively.

As of  December 31, 2024, there was $53.2 million in unrecognized compensation costs specific to the non-vested RSUs under the 2021 Plan. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Company Earn-Out RSUs

The compensation costs for Company Earn-Out RSUs are recognized using the straight-line attribution method over the requite service period and are accounted for forfeitures as they occur. In order to capture the market conditions associated with the Company Earn-Out RSUs, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out RSUs’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the grant-date fair value of the Company Earn-Out RSUs on July 1, 2021, was determined to be $2.5 million. The stock options underlying the Earn-Out RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. If the contingent milestones of the Earn-Out RSUs are not met by the seventh anniversary of the Apex Business Combination, the holders of the underlying stock options will not receive the Earn-Out RSUs. As of December 31, 2024, all Company Earn-Out RSUs are fully vested. For the years ended  December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense of $0.3 million, $0.9 million and $0.9 million, respectively, related to these Earn-Out RSUs.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Fair Value Measurements

Fair value is the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

■	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
■	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
■	Level 3 — Unobservable inputs for the asset or liability.

	Year Ended December 31,
	2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,504	$—	$1,504
Money market funds	—	4,188	—	4,188
U.S. treasury bills	—	181,210	—	181,210
Short term investments:
Certificates of deposit (1)	—	165	—	165
Other assets:
Certificates of deposit (1)	—	39	—	39
Notes receivables (2)	—	—	3,938	3,938
Total	$—	$187,106	$3,938	$191,044
Liabilities:
Other liabilities:
Warrant liabilities (3)	$—	$1,861	$—	$1,861
Total	$—	$1,861	$—	$1,861

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,533	$—	$1,533
Money market funds	—	4,423	—	4,423
U.S. treasury bills	—	171,841	—	171,841
Short term investments:
Certificates of deposit (1)	—	3,721	—	3,721
Other assets:
Notes receivables (2)	—	—	1,840	1,840
Total	$—	$181,518	$1,840	$183,358
Liabilities:
Earn-out shares liabilities:
Earn-out shares (3)	$—	$—	$18,346	$18,346
Other liabilities:
Warrant liabilities (3)	—	533	—	533
Total	$—	$533	$18,346	$18,879

(1) The majority of certificates of deposit are foreign deposits.

(2) During 2023, the Company extended a credit facility to LCP with a total commitment of up to $5.0 million and maturities of greater than twelve months (the “LCP Notes Receivable”). Refer to “Note 15 - Growth Equity Fund” for further details. The LCP Notes Receivable bear interest at an annual rate equal to 8%.  As of  December 31, 2024 and 2023, the LCP Notes Receivable in the amounts of $3.8 million and $1.8 million, respectively, were included in other assets within the consolidated balance sheets. Fair values are based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities.

(3) Refer to “Note 13 - Company Earn-Out and Warrant Liabilities” for further details.

The following table summarizes the Company’s available-for-sale securities measured at fair value as of  December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$181,217	$181,210	$(7)
Total	$181,217	$181,210	$(7)

	Year Ended December 31,
	2023
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Gains
U.S. treasury bills	$171,815	$171,841	$26
Total	$171,815	$171,841	$26

The contractual maturity of the available-for-sale securities held as of December 31, 2024 was within one year.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the reconciliation in Level 3 instruments which consisted of earn-out shares liabilities which were measured on a recurring basis for the year ended December 31, 2024.

Year Ended December 31,
2024
(in thousands)
Opening balance	$18,346
Total losses from the period
Included in other (expense) income, net	35,786
Reclass from earn-out RSUs	378
Purchases, issues, sales and settlements
Settlements in shares and cash	(54,510)
Closing balance	$—

18. Segment information

The Company manages its business activities on a consolidated basis and operates in a single operating segment. Its products and services are sold throughout the world, through direct and indirect sales channels. The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a consolidated basis. The CODM does not review assets in evaluating the results of the segment.

The accounting policies of the segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies”. The CODM assesses performance for the consolidated entity and decides how to allocate resources based on net income (loss) reported on the consolidated statements of operations. The CODM uses net income (loss) to monitor budgeted versus actual results and to conduct competitive analysis by benchmarking against industry peers. Additionally, net income (loss) serves as a basis for making strategic decisions, such as acquisitions and reinvestments into business, and establishing management compensation linked to segment performance.

The following table sets forth the information about the Company’s reported segment revenue, segment profit or loss, and significant segment expenses:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:	$330,482	$271,825	$232,339

Less:
People expenses	185,686	163,138	154,387
Stock based compensation	39,059	36,048	37,218
Cloud and server hosting services expenses	32,496	29,188	22,574
Marketing expenses	12,709	12,400	12,746
Other segment items (1)	89,674	52,552	44,102
Net loss	$(29,142)	$(21,501)	$(38,688)

(1) The other segment items category includes professional services, rent, software maintenance, travel, depreciation and amortization, certain overhead expense, and mark-to-market of earn-out shares liabilities and warrant liabilities.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
North America	$135,870	$118,490	$102,025
EMEA	99,256	81,753	71,635
APAC	95,356	71,582	58,679
Total revenue	$330,482	$271,825	$232,339

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
United States	$135,288	$115,799	$100,870
Singapore	43,113	30,974	21,915
Germany	41,765	35,775	30,625

The following table sets forth property and equipment, net held within the United States, China and foreign countries:

	December 31,	December 31,
	2024	2023
	(in thousands)
Property and equipment, net:
United States	$953	$1,137
China	1,193	1,915
Other	3,143	2,066
Total property and equipment, net	$5,289	$5,118

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

19. Other (expense) income, net

Other (expense) income, net is disaggregated as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
(Loss) gain on earn-out and warrant liabilities	$(37,276)	$(11,454)	$4,497
Interest income (expense), net	166	26	(40)
Profits on securities (1)	9,241	8,895	2,811
Foreign currency exchange (loss) gain, net	(660)	(778)	112
Other, net	(3,036)	48	36
Other (expense) income, net	$(31,565)	$(3,263)	$7,416

(1) Profits on securities consist of interest income from amortization of the discount arising at acquisition of U.S. treasury bills.

20. Loss Per Share

Basic loss per share available to the Company’s common shareholders (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In computing diluted EPS, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of common stock resulting from outstanding share-based payment awards, warrants, earn-outs and the conversion of convertible preferred shares. The Company applies the two-class method in calculating loss per share. The Company’s Sponsor Earn-Out Shares described in “Note 14 — Mezzanine Equity and Stockholders’ Equity” are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below. As losses were incurred during all periods presented, no earnings per share exists for the Sponsor Earn-Out Shares until vested.

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except
	per share amounts)
Loss per share available to common stockholders, excluding sponsor earn-out stockholders
Numerator:
Net loss	$(29,142)	$(21,501)	$(38,688)
Net (loss) income attributable to noncontrolling interest	(52)	224	2,942
Total net loss available to common stockholders	$(29,090)	$(21,725)	$(41,630)
Denominator:
Weighted average common shares outstanding	183,721	182,257	181,957
Effect of dilutive securities	—	—	—
Weighted average diluted shares	183,721	182,257	181,957

Basic and diluted loss per share available to common stockholders, excluding sponsor earn-out stockholders	$(0.16)	$(0.12)	$(0.23)

To arrive at net loss available to common stockholders, the Company deducted net income attributable to the noncontrolling interest in MaivenPoint and deemed dividends, which related to the redemption, extinguishment, and remeasurement of preferred stock.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2024, 2023 and 2022, the Company’s potentially dilutive securities were deemed to be anti-dilutive given the Company’s net loss position. As such, basic loss per share is equal to diluted loss per share for the periods presented.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock options	23,280	27,192	29,168
Restricted stock units	9,660	10,703	8,493
Warrants	14,815	17,905	17,905
Company Earn-Outs	—	3,000	3,000
Total potentially dilutive securities	47,755	58,800	58,566

21. Related Party Transactions

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

22. Subsequent Events

The following material subsequent event occurred since the date of the most recent balance sheet period reported.

Ydentic Holding B.V. Acquisition

On January 29, 2025, the Company consummated an acquisition of Ydentic Holding B.V. and its subsidiaries (“Ydentic”). Ydentic is a Netherlands-based SaaS company specializing in centralized multi-tenant management for Microsoft managed services providers. In exchange for 80% of the ordinary shares, the Company paid approximately $15.4 million, and committed to purchase the remaining shares over the next three years.

PART II

Items 9 and 9A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Previously Disclosed Material Weaknesses

In fiscal year 2023, the Company identified a material weakness in our design of controls, particularly around ensuring accuracy and completeness of the information used in our controls. During fiscal year 2024, with the oversight of the Audit Committee of the Board of Directors, the Company implemented a remediation plan (the “Remediation Plan”), to address the material weakness identified in 2023. The Remediation Plan consisted of, but was not limited to

■	enhancing the design of controls that address the accuracy and completeness of reports being utilized in the execution of internal controls; and
■	establishing additional training related to addressing the accuracy and completeness of data used in controls and the level of documentation required to evidence control activities

We have implemented documented policies and procedures for, and have tested the design, implementation, and operating effectiveness of, the newly designed and enhanced controls. Based upon that testing, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our previously disclosed material weakness has been remediated as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our system of internal control was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on management’s assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.  Our independent registered public accounting firm, Deloitte & Touch LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 9a in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items 9A

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of AvePoint, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AvePoint, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated financial statements as of and for the year ended December 31, 2024 , of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2025

PART II

Items 9B, 9C

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-k.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Items 10, 11, 12, 13, 14

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our Executive Officers and biographical information appears in Part I, Item 1 of this Annual Report. Information about our directors may be found in our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of fiscal year ended December 31, 2024. The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Corporate Governance,” “Election of Directors,” and “Named Executive Officers.”

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

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation of AvePoint, Inc.	Form 8-K	001-39048	3.1	May 9, 2024
3.2	Amended and Restated Bylaws of AvePoint, Inc.	Form 10-K	001-39048	3.2	March 31, 2023
4.1	Specimen Common Stock Certificate.	Form S-4/A	333-252712	4.4	May 20, 2021
4.2	Specimen Warrant Certificate.	Form S-1	333-233299	4.3	August 30, 2019
4.3	Description of Capital Stock	Form 10-K	001-39048	4.3	March 31, 2023
10.1	Warrant Agreement, dated September 16, 2019, by and between Continental Stock Transfer & Trust Company and Apex.	Form 8-K	001-39048	4.1	September 20, 2019
10.2†	Form of Indemnification Agreement.	Form S-4	333-252712	10.29	May 20, 2021
10.3†	AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.15	February 4, 2021
10.4†	Form of Stock Option Grant Notice under AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.16	February 4, 2021
10.5†	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	Form S-4	333-252712	10.17	February 4, 2021
10.6†	AvePoint 2021 Equity Incentive Plan.	Form S-4	333-252712	10.18	February 4, 2021
10.7†	Form of Stock Option Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.13	July 7, 2021
10.8†	Form of RSU Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.14	July 7, 2021
10.9†	AvePoint 2021 Employee Stock Purchase Plan.	Form S-4	333-252712	10.19	February 4, 2021
10.10†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Xunkai Gong.	Form S-4	333-252712	10.21	February 4, 2021
10.11†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Tianyi Jiang.	Form S-4	333-252712	10.22	February 4, 2021
10.12†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Brian Brown.	Form S-4	333-252712	10.23	February 4, 2021
10.13†	Employment Agreement, dated February 25, 2025, by and between AvePoint and James Caci.					X

10.14	2022 Performance-Based Annual Incentive Plan	Form 10-K	001-39048	10.29	March 31, 2023
10.15	Loan and Security Agreement, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association.	Form 8-K	001-39048	10.1	November 6, 2023
10.16	Pledge Agreement, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association.	Form 8-K	001-39048	10.2	November 6, 2023
10.17	Revolving Note, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association.	Form 8-K	001-39048	10.3	November 6, 2023
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte and Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	Form 10-K	001-39048	97.1	February 29, 2024	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104.1	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).					X

**	Furnished herewith. Any exhibit furnished herewith (including the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto) are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†	Indicates a management contract or compensatory plan, contract or arrangement.
^	Certain portions of this Exhibit will be omitted because they are not material and would likely cause competitive harm to us if disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

AVEPOINT, INC.

Date: February 27, 2025	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2025	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Xunkai Gong	Executive Chairman and Director	February 27, 2025
Xunkai Gong

/s/ Tianyi Jiang	Chief Executive Officer and Director	February 27, 2025
Tianyi Jiang	(Principal Executive Officer)

/s/ James Caci	Chief Financial Officer	February 27, 2025
James Caci	(Principal Financial and Accounting Officer)

/s/ Brian Michael Brown	Chief Legal and Compliance	February 27, 2025
Brian Michael Brown	Officer, Secretary, and Director

/s/ Janet Schijns	Director	February 27, 2025
Janet Schijns

/s/ Jeff Teper	Director	February 27, 2025
Jeff Teper

/s/ John Ho	Director	February 27, 2025
John Ho

/s/ Jeff Epstein	Director	February 27, 2025
Jeff Epstein