Form 10-Q
period 2025-03-31
AvePoint, Inc.
filed 2025-05-08
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, there were 203,233,202 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2025

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$351,481	$290,735
Short-term investments	317	167
Accounts receivable, net	80,124	87,365
Prepaid expenses and other current assets	14,717	16,528
Total current assets	446,639	394,795
Property and equipment, net	5,961	5,289
Goodwill	36,774	17,715
Intangible assets, net	11,514	8,889
Operating lease right-of-use assets	17,813	15,954
Deferred contract costs	59,945	59,838
Other assets	20,202	16,575
Total assets	$598,848	$519,055
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,293	$2,352
Accrued expenses and other current liabilities	56,154	76,135
Current portion of deferred revenue	149,760	144,468
Total current liabilities	208,207	222,955
Long-term operating lease liabilities	11,649	9,909
Long-term portion of deferred revenue	10,846	8,840
Other liabilities	6,693	6,403
Total liabilities	237,395	248,107
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 203,031 and 194,071 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	20	19
Additional paid-in capital	873,269	779,007
Accumulated other comprehensive income	1,682	576
Accumulated deficit	(515,468)	(510,448)
Noncontrolling interest	1,950	1,794
Total stockholders’ equity	361,453	270,948
Total liabilities and stockholders’ equity	$598,848	$519,055

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
SaaS	$68,942	$51,311
Term license and support	11,190	10,005
Services	10,937	10,481
Maintenance	1,995	2,737
Total revenue	93,064	74,534
Cost of revenue:
SaaS	12,537	9,770
Term license and support	411	416
Services	10,798	10,073
Maintenance	153	183
Total cost of revenue	23,899	20,442
Gross profit	69,165	54,092
Operating expenses:
Sales and marketing	34,522	29,939
General and administrative	18,667	16,868
Research and development	12,689	10,486
Total operating expenses	65,878	57,293
Income (loss) from operations	3,287	(3,201)
Other income, net	1,586	3,404
Income before income taxes	4,873	203
Income tax expense	1,307	2,157
Net income (loss)	$3,566	$(1,954)
Net income (loss) attributable to noncontrolling interest	126	(238)
Net income (loss) available to common stockholders	$3,440	$(1,716)
Net income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Weighted average shares outstanding:
Basic	197,924	181,495
Diluted	224,573	181,495

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$3,566	$(1,954)
Other comprehensive income (loss) net of taxes
Unrealized loss on available-for-sale securities	(12)	(100)
Foreign currency translation adjustments	1,148	(478)
Total other comprehensive income (loss)	1,136	(578)
Total comprehensive income (loss)	$4,702	$(2,532)
Comprehensive income (loss) attributable to noncontrolling interest	156	(311)
Total comprehensive income (loss) available to common stockholders	$4,546	$(2,221)

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2024	194,070,512	$19	$779,007	$(510,448)	$576	$1,794	$270,948
Proceeds from exercise of options	418,369	—	744	—	—	—	744
Common stock issued upon vesting of restricted stock units	1,747,995	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,620	—	—	—	9,620
Proceeds from exercise of warrants	7,595,099	1	87,343	—	—	—	87,344
Repurchase and retirement of common stock	(800,995)	—	(3,445)	(8,460)	—	—	(11,905)
Comprehensive income:
Net income	—	—	—	3,440	—	126	3,566
Unrealized loss on available-for-sale securities	—	—	—	—	(12)	—	(12)
Foreign currency translation adjustments	—	—	—	—	1,118	30	1,148
Balance, March 31, 2025	203,030,980	$20	$873,269	$(515,468)	$1,682	$1,950	$361,453

	Three Months Ended March 31, 2024
	Redeemable	Total					Accumulated
	noncontrolling	mezzanine			Additional		Other		Total
	interest	equity	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2023	$6,038	$6,038	184,652,402	$18	$667,881	$(460,496)	$3,196	$8,207	$218,806
Proceeds from exercise of options	—	—	293,361	—	784	—	—	—	784
Common stock issued upon vesting of restricted stock units	—	—	2,028,720	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,458	—	—	—	9,458
Accretion of redeemable noncontrolling interest	(99)	(99)	—	—	—	99	—	—	99
Redemption of noncontrolling interest	(5,926)	(5,926)	—	—	6,379	—	2	(6,381)	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(137)	—	—	—	(137)
Repurchase and retirement of common stock	—	—	(1,758,850)	—	(6,438)	(7,305)	—	—	(13,743)
Comprehensive loss:
Net loss	(5)	(5)	—	—	—	(1,815)	—	(134)	(1,949)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(100)	—	(100)
Foreign currency translation adjustments	(8)	(8)	—	—	—	—	(405)	(65)	(470)
Balance, March 31, 2024	$—	$—	185,215,633	$19	$677,926	$(469,517)	$2,693	$1,627	$212,748

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net income (loss)	$3,566	$(1,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,511	1,295
Operating lease right-of-use assets expense	1,847	1,420
Foreign currency remeasurement loss	540	580
Stock-based compensation	9,620	9,458
Deferred income taxes	(95)	(72)
Other	1,064	(146)
Change in value of earn-out and warrant liabilities	(474)	(1,490)
Changes in operating assets and liabilities:
Accounts receivable	9,198	10,933
Prepaid expenses and other current assets	1,895	1,718
Deferred contract costs and other assets	(2,637)	4,447
Accounts payable, accrued expenses, other current liabilities, operating lease liabilities and other liabilities	(29,751)	(14,293)
Deferred revenue	4,211	(4,140)
Net cash provided by operating activities	495	7,756
Investing activities
Maturities of investments	—	240
Purchases of investments	—	(389)
Capitalization of internal-use software	(452)	(391)
Purchase of property and equipment	(1,514)	(502)
Issuance of notes receivables	—	(500)
Cash paid in business combinations, net of cash acquired	(14,893)	—
Net cash used in investing activities	(16,859)	(1,542)
Financing activities
Purchase of common stock	(11,905)	(13,743)
Proceeds from warrant exercises	87,344	—
Proceeds from stock option exercises	744	784
Repayments of finance leases	(2)	(2)
Net cash provided by (used in) financing activities	76,181	(12,961)
Effect of exchange rates on cash	929	(926)
Net increase (decrease) in cash and cash equivalents	60,746	(7,673)
Cash and cash equivalents at beginning of period	290,735	223,162
Cash and cash equivalents at end of period	$351,481	$215,489
Supplemental disclosures of cash flow information
Income taxes paid	$901	$984
Unpaid purchase consideration transferred in connection with the business combination	$5,499	$—
Unpaid redemption of noncontrolling interest	$—	$5,926

See accompanying notes.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Organization

AvePoint, Inc. (collectively with its subsidiaries, hereinafter referred to as “AvePoint,” the “Company,” “we,” “us,” or “our”) was incorporated as a New Jersey corporation on July 24, 2001 and redomiciled as a Delaware corporation in 2006.

Our principal executive headquarters is located in Jersey City, New Jersey, and our principal operating headquarters is located in Richmond, Virginia. We have additional offices in North America, Europe, Asia, Australia and the Middle East.

AvePoint generates revenue by providing customers a cloud-native data management software platform (the “AvePoint Confidence Platform”), enabling them to prepare, secure, and optimize their critical data. The AvePoint Confidence Platform unifies data security, governance, and business continuity into a seamless, resilient experience, addressing the most pressing challenges in today’s complex digital landscape.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company and entities consolidated under the variable interest and voting models. All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted.

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2025.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2024, which was filed with the SEC on February 27, 2025 (“Annual Report”).

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported and the amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for the determination of standalone selling price for revenue recognition, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, stock-based compensation and purchase price in a business combination. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

Cash and Cash Equivalents

The Company maintains cash and cash equivalents with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of March 31, 2025 and December 31, 2024, the Company’s cash balances at these entities were $12.3 million and $15.5 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

Business Combination

When we consummate a business combination, the assets acquired, and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the acquisition date fair value of the net identifiable assets acquired. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which  may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as we obtain new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the condensed consolidated statements of income (loss).

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

No events or circumstances have changed since any of our acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of March 31, 2025 or  December 31, 2024.

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, services, and maintenance contracts. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence.

Amortization of deferred contract costs of $5.5 million for the three months ended March 31, 2025, and $5.3 million for the three months ended  March 31, 2024, is included as a component of sales and marketing expenses in our condensed consolidated statements of income (loss). Deferred contract costs recognized as a contract asset in the condensed consolidated balance sheets were $59.9 million and $59.8 million as of  March 31, 2025 and December 31, 2024, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services.

Term license revenue recognized at a point in time was $7.2 million for the three months ended March 31, 2025, and $5.6 million for the three months ended  March 31, 2024.

Accounts receivable, net is inclusive of accounts receivable, and current unbilled receivables, net of allowance for credit losses. We record an unbilled receivable when revenue is recognized prior to invoicing. We have a well-established collection history from our direct and indirect sales. We periodically evaluate the collectability of our accounts receivable and provide an allowance for credit losses as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of March 31, 2025 and December 31, 2024, the allowance for credit losses was not material.

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Deferred revenue as of March 31, 2025 and December 31, 2024 was $160.6 million and $153.3 million, respectively. Revenue recognized that was included in the deferred revenue balance at the beginning of the period was $57.4 million for the three months ended March 31, 2025.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2024	$95,683	$153,308	$59,838
Balance, March 31, 2025	90,066	160,606	59,945

(1) Includes long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the three months ended March 31, 2025 and the year ended December 31, 2024 outside of its sales activities.

As of March 31, 2025, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $405.1 million, of which $337.7 million is related to SaaS and term license and support revenue. We expect to recognize approximately 62% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Business Combination

Ydentic Acquisition

On January 29, 2025, the Company consummated its acquisition of 80% of the outstanding shares of Ydentic Holding B.V., which owns 100% of the outstanding equity interests of Ydentic B.V. (together, “Ydentic”). The acquisition was made pursuant to the Share Purchase Agreement, by and among the Company and the former Ydentic shareholders. The Company completed the acquisition of Ydentic to further expand its SaaS solutions for providing robust, simple, centralized multi-tenant management for managed service providers (“MSPs”) that utilize Microsoft solutions. The estimated fair value of the transaction consideration is approximately $20.4 million, consisting of $14.9 million in cash paid at closing and a $5.5 million unconditional purchase obligation with variability in the timing and amount of settlement.

The acquisition-related costs incurred by the Company totaled $1.3 million, of which $0.5 million was incurred during the three months ended March 31, 2025. These costs are recognized as an expense in the general and administrative item in the condensed consolidated statements of income (loss).

The financial results of Ydentic have been included in our condensed consolidated financial statements since the date of the acquisition. The Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Ydentic acquisition as a result of book-to-tax differences primarily related to the technology and software intangibles and customer related assets.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of  March 31, 2025. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary Allocation
(in thousands)
Accounts receivable, net	$618
Prepaid expenses and other current assets	30
Property and equipment, net	68
Goodwill	18,214
Intangible assets, net	2,802
Operating lease right-of-use assets	562
Other assets	30
Accounts payable	(340)
Accrued expenses and other current liabilities	(410)
Current portion of deferred revenue	(2)
Long-term operating lease liabilities	(457)
Other liabilities	(723)
Total purchase consideration, net of cash acquired	$20,392

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The goodwill, which is generally not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition.

The following table summarizes the purchase price allocated to the intangible assets acquired:

	Amount	Weighted Average Life
	(in thousands)	(in years)
Technology and software	$2,283	4.0
Customer related assets	519	5.0
Fair value of intangible assets acquired	$2,802	4.2

The estimated fair values of identifiable intangible assets were determined using the multiperiod excess earnings method and distributor method. The multiperiod excess earnings method is a method of estimating the value of the primary income-generating intangible asset within a group of assets, by calculating the cash flow attributable to that asset after deducting contributory asset charges. The distributor method is a form of the multiperiod excess earnings method that relies upon market-based distributor data to value customer relationship intangible assets. Some of the significant assumptions inherent in the development of such asset valuations include revenues, contributory asset charges, discount rate and useful life. The fair value of intangible assets as of March 31, 2025 is based on publicly available benchmarking information as well as preliminary assumptions which are subject to change as we complete our valuation procedures.

Mandatorily Redeemable Noncontrolling Interest

As part of the acquisition, the Company agreed to purchase the remaining 20% of the outstanding shares of Ydentic. The unconditional purchase obligation is a liability-classified mandatorily redeemable noncontrolling interest with subsequent measurement at its estimated redemption value. The liability was initially recognized at fair value of $5.5 million. The Company estimated the fair value of the mandatorily redeemable noncontrolling interest using a Monte Carlo simulation model, with the significant input of risk-free rate at 4.27%. The model incorporated multiple random iterations, simulating various potential future price paths over the contractual life of the noncontrolling interest shares, based on appropriate probability distributions.

Subsequent to the initial measurement, mandatorily redeemable noncontrolling interests are measured at the amount of cash that would be paid under the conditions specified in the applicable agreement, assuming settlement occurred as of the reporting date. Any change in the estimated redemption amount compared to the prior reporting date is recognized as interest cost in the condensed consolidated statements of operations.

As of March 31, 2025, the liability was $6.6 million and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets. During the three months ended March 31, 2025, the Company recorded interest expense of $0.8 million to adjust the redemption value of the mandatorily redeemable noncontrolling interest. The expenses are included in other income, net within the condensed statements of income (loss).

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance, December 31, 2024	$17,715
Acquisitions	18,214
Effect of foreign currency translation	845
Balance, March 31, 2025	$36,774

5. Intangible Assets, Net

Intangible assets consist of acquired intangible assets and self-developed software.

A summary of the balances of the Company’s intangible assets as of  March 31, 2025 and  December 31, 2024 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	March 31, 2025			December 31, 2024
	(in thousands)
Technology and software	$11,782	$(4,050)	$7,732	$8,906	$(3,446)	$5,460
Customer related assets	4,883	(1,170)	3,713	4,329	(1,036)	3,293
Content	830	(761)	69	818	(682)	136
Total	$17,495	$(5,981)	$11,514	$14,053	$(5,164)	$8,889

Amortization expense for intangible assets was $0.8 million for the three months ended March 31, 2025, and $0.6 million for the three months ended  March 31, 2024.

As of March 31, 2025, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2025 (nine months)	$2,254
2026	2,612
2027	2,094
2028	1,985
2029	859
Thereafter	1,710
Total intangible assets subject to amortization	$11,514

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	March 31,	December 31,
	2025	2024
	(in thousands)
Trade receivables	$60,126	$68,007
Current unbilled receivables	20,998	20,205
Allowance for credit losses	(1,000)	(847)
	$80,124	$87,365

7. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association, (“HSBC”) as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. Of the $30.0 million line of credit, a sublimit of approximately $5.3 million is designated to facilitate the issuance of bank guarantees, including letters of credit. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations. As of March 31, 2025, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

8. Income Taxes

The Company had an effective tax rate of 26.8% for the three months ended March 31, 2025, and 1062.6% for the three months ended  March 31, 2024.

The change in effective tax rates for the three-month period ended March 31, 2025 as compared to the three-month period ended  March 31, 2024 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions and stock-based compensation.

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

The components of the Company’s operating lease expenses are reflected in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Lease liability cost	$2,063	$1,720
Short-term lease expenses (1)	427	267
Variable lease cost not included in the lease liability (2)	131	135
Total lease cost	$2,621	$2,122

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

During the three months ended March 31, 2025 and 2024, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $3.6 million and $0.7 million, respectively.

Other information related to operating leases is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$2,462	$2,124

As of March 31, 2025, our operating leases had a weighted average remaining lease term of 3.2 years and a weighted average discount rate of 5.5%.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2024, our operating leases had a weighted average remaining lease term of 3.3 years and a weighted average discount rate of 5.2%.

The maturity schedule of the operating lease liabilities as of March 31, 2025 is as follows:

Year Ending December 31:
(in thousands)
2025 (nine months)	$5,821
2026	6,465
2027	4,304
2028	1,530
2029	1,027
Thereafter	525
Total future lease payments	19,672
Less: Present value adjustment	(1,666)
Present value of future lease payments (1)	$18,006

(1) Includes the current portion of operating lease liabilities of $6.4 million, which is reflected in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

As of March 31, 2025, letters of credit have been issued in the amount of $1.0 million as security for operating leases. The letters of credit are secured by certificates of deposit and a sublimit of our line of credit (refer to “Note 7 - Line of Credit” for further details). The certificates of deposit are included in short-term investments and other assets within the condensed consolidated balance sheets.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Commitments and Contingencies

Commitments

The Company has outstanding unconditional purchase commitments to procure licenses to use information technology (“IT”) software from suppliers. These agreements are negotiated in consideration of the volume of transactions with select suppliers and the associated required transaction volumes are expected to be met through the normal course of business.

In  December 2022, the Company signed an unconditional purchase commitment in the amount of $96.0 million to purchase IT solutions over a three-year term. Under this agreement, payments are made upon access to the service. Any remaining obligations are due at the end of the three-year term in  December 2025 as specified in the agreement. Given the Company’s history of procuring similar products, it is expected that cash payments to the supplier will occur in 2023 through 2025 with any remaining amounts coming due in 2025. During the three months ended  March 31, 2025 and 2024, the Company paid $8.2 million and $6.7 million, respectively, related to the  December 2022 agreement.

In  December 2024, the Company signed an unconditional purchase commitment in the amount of $15.0 million to purchase additional IT solutions over a five-year term. Under this agreement, payments are made upon access to the service. The agreement specified four minimum commitment periods. The minimum commitment payments are due at the end of each minimum commitment period.

In  February 2024, the Company made a commitment to contribute $50.0 million to a growth equity fund. As of March 31, 2025, this commitment remains outstanding. Refer to “Note 13 - Growth Equity Fund” for more information.

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of March 31, 2025, the Company was not a party to any other litigation.

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

As part of the business combination with Apex Technology Acquisition Corporation, Inc. (“Apex”), we assumed certain indemnification obligations for Apex Technology Sponsor LLC and Jeff Epstein, Brad Koenig, David Chao, Peter Bell, Donna Wells, and Alex Vieux (the “Indemnitees” or “Defendants”). On February 2, 2024, Drulias and Farzad (as purported Apex stockholders, the “Plaintiffs”) filed a class action complaint against the Indemnities in Delaware Court of Chancery, captioned Dean William Drulias, et.al. v. Apex Technology Sponsor LLC, et.al., C.A. No. 2024-0094-LWW. Plaintiffs asserted breach of fiduciary duty and unjust enrichment claims against the Defendants. The complaint alleged that Defendants made false and misleading disclosures in the June 2, 2021 proxy statement of Apex impacting its stockholders’ vote to approve a merger between Apex and us and also affecting stockholders’ redemption rights prior to the merger. Plaintiffs sought unspecified damages, rescission or rescissory damages, and disgorgement of unjust enrichment. We were not a named defendant in the complaint but had indemnification obligations to the Defendants under indemnification agreements executed during the merger. Also, in accordance with the business combination agreement, the Defendants obtained insurance policies to cover post-closing liability, with Apex securing a policy with a limit of $10 million and the sponsors obtaining a policy with a $3 million limit. The parties participated in a mediation in October and agreed to settlement terms. Pursuant to a signed letter of intent and a forthcoming settlement agreement, releasing us and the Defendants and settling the class action, we will contribute $1.4 million toward the full settlement amount of $14.4 million. The remaining $13 million will be paid pursuant to the two aforementioned insurance policies covering the Defendants and sponsor. As of March 31, 2025 and December 31, 2024, an estimated accrual of $1.4 million was included in the accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements for the completion of service projects, the completion of which are secured by certificates of deposit and a sublimit of our line of credit (refer to “Note 7 - Line of Credit” for further details). The certificates of deposit are included in short-term investments within the condensed consolidated balance sheets. As of March 31, 2025, letters of credit for customer-related contingency agreements have been issued in the amount of $4.8 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Warrant Liabilities

Private Warrants to Acquire Common Stock

On July 1, 2021, the Company granted 405,000 private placement warrants with a 5-year term and an exercise price of $11.50 per share. Management has determined that the private placement warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are non-transferable and any transfer to an unrelated party would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. The fair value was remeasured as of March 31, 2025 and December 31, 2024, and was determined to be $1.4 million and $1.9 million, respectively, and included in other liabilities in the condensed consolidated balance sheets. As a result, a $0.5 million gain was recognized during the three months ended March 31, 2025, and a $0.1 million loss was recognized during the three months ended  March 31, 2024, and included as other income, net in the condensed consolidated statements of income (loss).

As of March 31, 2025, 328,750 private placement warrants remained outstanding.

12. Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 203,030,980 and 194,070,512 shares issued and outstanding as of  March 31, 2025 and December 31, 2024, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock for a period of three years from the date of authorization. On February 25, 2025, the Company’s Board of Directors renewed the Share Repurchase Program for an additional three years from the date of renewal. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the three months ended March 31, 2025, the Company repurchased and retired 800,995 shares at an average price of $14.86 per share. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the condensed consolidated balance sheet during the three months ended March 31, 2025, were reduced by $0.0 million, $3.4 million, and $8.5 million, respectively. During the three months ended  March 31, 2024, the Company repurchased and retired 1,758,850 shares at an average price of $7.81 per share.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Public Warrants to Acquire Common Stock

On July 1, 2021, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint’s common stock and the warrants are exercisable from the date of issuance through July 1, 2026.

During the three months ended March 31, 2025, 7,595,099 warrants were exercised, with total cash received of $87.3 million. As of  March 31, 2025, 6,890,701 warrants remained outstanding.

13. Growth Equity Fund

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

As of March 31, 2025, no portion of the Company’s $50.0 million commitment has been called or was callable, and the operations of the Fund and the Venture have not materially impacted the Company’s financial position, financial performance, or cash flows.

As of  March 31, 2025 and December 31, 2024, management fees and establishment costs of $2.7 million and $2.4 million, respectively, were included in accrued expenses and other liabilities in the condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2024, management fees and establishment costs of $0.3 million and $0.6 million, respectively, were included in general and administrative in the condensed consolidated statements of income (loss).

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of March 31, 2025, 24,276,338 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options and restricted stock units to employees, directors and consultants.

For the three months ended March 31, 2025 and 2024, total stock-based compensation expense was $9.6 million and $9.5 million, respectively.

Stock Options

The compensation costs for stock option awards are recognized using the straight-line attribution method over the requisite service period and are accounted for forfeitures as they occur. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award.

On March 14, 2025, the Company granted 269,685 options under the 2021 Plan. The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 14,
2025
Expected life (in years)	6.1
Expected volatility	55.6%
Risk-free rate	4.1%
Dividend yield	—

To estimate the expected life of stock options, the Company considered the vesting term, contractual expiration period, and market conditions. Expected volatility is based on historical volatility of a group of peer entities. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Based on these inputs, the grant-date fair value was determined to be $2.2 million.

As of March 31, 2025, there was $7.4 million in unrecognized compensation costs related to all unvested options.

As of  March 31, 2025, the Company had 23,131,333 options outstanding and 21,237,602 options exercisable with intrinsic values of $230.3 million and $218.4 million, respectively. During the three months ended March 31, 2025, 418,369 options were exercised, with a total intrinsic value of $5.9 million.

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

2,041,643 Time-Based RSUs and 301,842 PSUs were granted under the 2021 Plan during the three months ended March 31, 2025, with a weighted-average grant date fair-value of $14.66 per award. The compensation costs for RSUs are recognized using the straight-line attribution method over the requisite service period and are accounted for forfeitures as they occur. RSUs are measured at the fair market value of the underlying stock at the grant date. RSUs that vested during the three months ended  March 31, 2025 had an aggregate fair value at vesting of $26.2 million. As of March 31, 2025, there was $79.5 million in unrecognized compensation costs specific to the unvested RSUs, to be recognized over a weighted-average period of 2.9 years. As of  March 31, 2025, the Company had 9,423,644 unvested Time-Based RSUs and 804,518 unvested PSUs with a weighted-average grant date fair-value of $8.19 per award.

15. Fair Value Measurements

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,575	$—	$1,575
Money market funds	—	4,177	—	4,177
U.S. treasury bills	—	183,139	—	183,139
Short-term investments:
Certificates of deposit (1)	—	326	—	326
Other assets:
Certificates of deposit (1)	—	195	—	195
Notes receivables (2)	—	—	4,065	4,065
Total	$—	$189,412	$4,065	$193,477
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (3)	$—	$—	$6,306	$6,306
Other non-current liabilities:
Warrant liabilities (4)	—	1,387	—	1,387
Total	$—	$1,387	$6,306	$7,693

	December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,504	$—	$1,504
Money market funds	—	4,188	—	4,188
U.S. treasury bills	—	181,210	—	181,210
Short term investments:
Certificates of deposit (1)	—	165	—	165
Other assets:
Certificates of deposit (1)	—	39	—	39
Notes receivables (2)	—	—	3,938	3,938
Total	$—	$187,106	$3,938	$191,044
Liabilities:
Other liabilities:
Warrant liabilities (4)	$—	$1,861	$—	$1,861
Total	$—	$1,861	$—	$1,861

(1) The majority of certificates of deposit are foreign deposits.

(2) During 2023, the Company extended a credit facility to LCP with a total commitment of up to $5.0 million and maturities of greater than twelve months (the “LCP Notes Receivable”). Refer to “Note 13 — Growth Equity Fund” for further details. The LCP Notes Receivable bear interest at an annual rate equal to 8%. As of  March 31, 2025 and December 31, 2024, the LCP Notes Receivable in the amounts of $3.9 million and $3.8 million, respectively, were included in other assets within the condensed consolidated balance sheets. Fair values are based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities.

(3) The fair value of mandatorily redeemable noncontrolling interest is based on discounted redemption value using risk-free rates offered for similar financing with the same remaining maturities.

(4) Refer to “Note 11 — Warrant Liabilities” for further details.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize the Company’s available-for-sale securities measured at fair value as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$183,158	$183,139	$(19)
Total	$183,158	$183,139	$(19)

	December 31, 2024
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$181,217	$181,210	$(7)
Total	$181,217	$181,210	$(7)

The contractual maturity of the available-for-sale securities held as of March 31, 2025 and December 31, 2024 was within one year.

16. Segment Information

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

The accounting policies of the segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies”. The CODM assesses performance for the consolidated entity and decides how to allocate resources based on net income (loss) reported on the consolidated statements of income (loss). The CODM uses net income (loss) to monitor budgeted versus actual results and to conduct competitive analysis by benchmarking against industry peers. Additionally, net income (loss) serves as a basis for making strategic decisions, such as acquisitions and reinvestments into the business, and establishing management compensation linked to segment performance.

The following table sets forth the information about the Company’s reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:	$93,064	$74,534

Less:
People expenses	52,807	45,615
Stock-based compensation	9,620	9,458
Cloud and server hosting services expenses	9,482	7,732
Marketing expenses	4,126	2,739
Other segment items (1)	13,463	10,944
Net income (loss)	$3,566	$(1,954)

(1) The other segment items category includes professional services, rent, software maintenance, travel, depreciation and amortization, certain overhead expense, and mark-to-market of earn-out shares liabilities and warrant liabilities.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
North America	$36,452	$29,895
EMEA	29,484	22,806
APAC	27,128	21,833
Total revenue	$93,064	$74,534

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
United States	$36,399	$29,697
Germany	12,292	9,894
Singapore	11,512	10,479

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. Other Income, Net

Other income, net is disaggregated as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gain on earn-out and warrant liabilities	$473	$1,490
Interest (expense) income, net	(299)	34
Profits on securities (1)	1,931	2,417
Foreign currency exchange loss, net	(330)	(568)
Other, net	(189)	31
Other income, net	$1,586	$3,404

(1) Profits on securities consist of interest income from amortization of the discount arising at acquisition of U.S. treasury bills.

18. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing total net income (loss) by the weighted average common shares outstanding for the period. In computing diluted net income (loss) per share, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of common stock resulting from outstanding share-based payment awards and warrants.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders
Numerator:
Net income (loss)	$3,566	$(1,954)
Net (income) loss attributable to noncontrolling interest	(126)	238
Total net income (loss) available to common stockholders	$3,440	$(1,716)
Denominator:
Weighted average common shares outstanding	197,924	181,495
Effect of dilutive securities
Stock options	16,789	—
RSUs	6,284	—
Warrants	3,576	—
Weighted average diluted shares	224,573	181,495

Basic net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders	$0.02	$(0.01)
Diluted net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders	$0.02	$(0.01)

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The below table includes the total potentially dilutive securities for the three months ending  March 31, 2025 and 2024, which have been excluded from the computation of diluted net income (loss) per share as their effect is anti-dilutive:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options	20	26,813
RSUs	—	12,394
Warrants	—	17,905
Earn-out shares	—	3,000
Total	20	60,112

19. Subsequent Events

The following material subsequent event occurred since the date of the most recent balance sheet period reported.

At the end of March 2025, the Company offered to purchase all of the remaining outstanding interest of MaivenPoint Ptd. Ltd. (“MaivenPoint”) from the remaining minority interest holders for an aggregate total of approximately $11.6 million in cash. As of the end of April, all minority interest holders accepted the Company’s offer subject to acceptable terms and conditions to be drafted in a shareholder purchase agreement in May 2025.  Following the acquisition of the interest, the Company will be the sole interest holder in MaivenPoint.

Part I
Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report) (“MD&A”) summarizes (and is intended to help the reader understand) the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”) and our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

First Quarter 2025 Business Highlights

 ~~▪~~ 	Total annual recurring revenue (“ARR”) increased 26% year-over-year to $345.5 million as of March 31, 2025, 28% adjusted for FX;
 ~~▪~~ 	Total revenue increased 25% year-over-year to $93.1 million for the three months ended March 31, 2025, 27% on a constant currency basis;
 ~~▪~~ 	SaaS revenue increased 34% year-over-year to $68.9 million for the three months ended March 31, 2025, 37% on a constant currency basis;
 ~~▪~~ 	Completed the acquisition of Ydentic to provide MSPs with an AI-driven platform to manage, optimize, and secure clients’ IT environments;
 ~~▪~~ 	Launched the next generation of AvePoint Elements to automate insights, secure data, and accelerate profitability and efficiency for MSPs building security-centric practices; and
 ~~▪~~ 	Released new data security solutions for Google, expanding the Company’s multi-cloud protection to empower organizations with intelligent risk identification, proactive threat monitoring, and incident response at scale.

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

■	Explosive data growth: The hybrid work model and SaaS proliferation have led to a surge in unstructured, sensitive data. AvePoint’s solutions tackle the sprawl with robust control and protection measures to manage this growth.
■	A dangerous threat landscape and complex regulations: Companies are navigating increasing cyber threats and global regulatory demands. AvePoint ensures data is protected, secure, and compliant, helping mitigate financial, operational, and reputational risks.
■	The need for automation: To monitor, govern, and respond to threats efficiently, organizations require streamlined, automated platforms that deliver rapid value. AvePoint’s automation layer integrates seamlessly to achieve this efficiency.

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
Item 2

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

	March 31,
	2025	2024
Total ARR ($ in mil)	$345.5	$274.5

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

As of March 31, 2025 and 2024, total ARR was $345.5 million and $274.5 million, respectively, representing growth of 26%. Adjusted for FX, total ARR increased 28% year over year.

Growth in ARR is driven by both new customer acquisitions and the expansion of existing customer relationships. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, and the active contracts used in calculating ARR may or may not be extended or renewed by our customers.

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

Comparison of Three Months Ended March 31, 2025 and March 31, 2024

Revenue

The components of AvePoint’s revenue during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$68,942	$51,311	$17,631	34.4%
Term license and support	11,190	10,005	1,185	11.8%
Services	10,937	10,481	456	4.4%
Maintenance	1,995	2,737	(742)	(27.1)%
Total revenue	$93,064	$74,534	$18,530	24.9%

Total revenue increased 24.9% to $93.1 million for the three months ended March 31, 2025, primarily due to an increase in SaaS revenue, which increased 34.4% to $68.9 million, and represented 74% of total revenue, up from 69% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in maintenance revenue. The growth in total revenue was also due to an increase in term license and support revenue, which grew 11.8% to $11.2 million.

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

Revenue by geographic region for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
North America	$36,452	$29,895	$6,557	21.9%
EMEA	29,484	22,806	6,678	29.3%
APAC	27,128	21,833	5,295	24.3%
Total	$93,064	$74,534	$18,530	24.9%

For the three months ended March 31, 2025, North America revenue increased 21.9% to $36.5 million, driven by a 30.9%, or $7.1 million, increase in SaaS revenue, partially offset by a combined $0.5 million net decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 29.3% to $29.5 million, driven by a 35.6%, or $6.6 million, increase in SaaS revenue. APAC revenues increased 24.3% to $27.1 million, primarily driven by a 40.0%, or $4.0 million, increase in SaaS revenue, and a 61.6%, or $1.3 million, increase in term license and support revenue.

On a constant currency basis, EMEA revenues increased 32.7%, while EMEA SaaS revenues increased 39.2%. On a constant currency basis, APAC revenues increased 27.1%, while APAC SaaS revenues increased 44.8%.

Part I
Item 2

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$12,537	$9,770	$2,767	28.3%
Term license and support	411	416	(5)	(1.2)%
Services	10,798	10,073	725	7.2%
Maintenance	153	183	(30)	(16.4)%
Total cost of revenue	$23,899	$20,442	$3,457	16.9%
Gross profit	69,165	54,092	15,073	27.9%
Gross margin	74.3%	72.6%	—	—

GAAP cost of revenue	$23,899	$20,442	$3,457	16.9%
Stock-based compensation expense	(342)	(871)	529	(60.7)%
Amortization of acquired intangible assets	(333)	(241)	(92)	38.2%
Non-GAAP cost of revenue	$23,224	$19,330	$3,894	20.1%
Non-GAAP gross profit	69,840	55,204	14,636	26.5%
Non-GAAP gross margin	75.0%	74.1%	—	—

Cost of revenue increased 16.9% to $23.9 million for the three months ended March 31, 2025, primarily driven by a $1.7 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $1.1 million increase in personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$34,522	$29,939	$4,583	15.3%
Percentage of revenue	37.1%	40.2%	—	—

GAAP sales and marketing	$34,522	$29,939	$4,583	15.3%
Stock-based compensation expense	(2,326)	(2,284)	(42)	1.8%
Amortization of acquired intangible assets	(133)	(112)	(21)	18.8%
Non-GAAP sales and marketing	$32,063	$27,543	$4,520	16.4%
Non-GAAP percentage of revenue	34.5%	37.0%	—	—

Sales and marketing expenses increased 15.3% to $34.5 million for the three months ended March 31, 2025, primarily driven by a $2.9 million increase in personnel costs, and a $1.4 million increase in marketing spend.

General and Administrative

General and administrative expenses during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$18,667	$16,868	$1,799	10.7%
Percentage of revenue	20.1%	22.6%	—	—

GAAP general and administrative	$18,667	$16,868	$1,799	10.7%
Stock-based compensation expense	(4,754)	(4,967)	213	(4.3)%
Non-GAAP general and administrative	$13,913	$11,901	$2,012	16.9%
Non-GAAP percentage of revenue	14.9%	16.0%	—	—

General and administrative expenses increased 10.7% to $18.7 million for the three months ended March 31, 2025. The increase was primarily driven by $1.3 million increase in personnel costs, and an incremental $0.5 million in professional services fees related to the Ydentic acquisition.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$12,689	$10,486	$2,203	21.0%
Percentage of revenue	13.6%	14.1%	—	—

GAAP research and development	$12,689	$10,486	$2,203	21.0%
Stock-based compensation expense	(2,198)	(1,336)	(862)	64.5%
Non-GAAP research and development	$10,491	$9,150	$1,341	14.7%
Non-GAAP percentage of revenue	11.3%	12.3%	—	—

Research and development expenses  increased   21.0%  to $12.7  million for the three months ended March 31, 2025 , primarily driven by a $1.9 million increase in personnel costs associated with the expansion of our workforce.

Income Tax Provision

Income tax expense during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Income tax expense	$1,307	$2,157	$(850)	(39.4)%

AvePoint’s income tax expense for the three months ended March 31, 2025 was $1.3 million, as compared to a tax expense of $2.2 million for the three months ended March 31, 2024. The effective tax rate was 26.8% for the three months ended March 31, 2025, compared to 1062.6% for the three months ended March 31, 2024. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up a valuation allowance, which may result in income tax expense in the Company’s condensed consolidated statements of income (loss) and condensed consolidated statements of comprehensive income (loss).

Part I
Item 2

Non-GAAP Operating Income and Non-GAAP Operating Margin

The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands, except percentages)
GAAP operating income (loss)	$3,287	$(3,201)
GAAP operating margin	3.5%	(4.3)%
Add:
Stock-based compensation	9,620	9,458
Amortization of acquired intangible assets	466	353
Non-GAAP operating income	$13,373	$6,610
Non-GAAP operating margin	14.4%	8.9%

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

GAAP operating margin for the three months ended March 31, 2025 and 2024 was 3.5% and (4.3)%, respectively. Non-GAAP operating margin for the three months ended March 31, 2025 and 2024 was 14.4% and 8.9%, respectively. The increase in non-GAAP operating margin was primarily attributable to the Company’s enhanced focus on expense management and continued scaling of the Company’s channel partner strategy.

Liquidity and Capital Resources

As of March 31, 2025, we had $351.5 million in cash and cash equivalents and $0.3 million in short-term investments and no outstanding debt.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. In addition, we extended a credit facility with a remaining commitment of $1.5 million, and committed $50.0 million to a growth equity fund. We also have letters of credit issued in the amount of $1.0 million as security for operating leases, and $4.8 million as security for customer contingency agreements. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. See “Note 10 – Commitments and Contingencies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the purchase commitments.

Part I
Item 2

We also maintain a loan and security agreement (the “Loan Agreement”), dated November 3, 2023, with HSBC Bank USA, National Association, (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may draw upon at our request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. Pursuant to the Loan Agreement, we pledged, assigned and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and assets as security for our obligations under the Loan Agreement. As of March 31, 2025, we are compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

We believe that our existing cash and cash equivalents, our cash flows from operating activities, and our borrowing capacity under our Loan Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. In the future, we may attempt to raise additional capital through equity or debt financing. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants.

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$495	$7,756
Net cash used in investing activities	(16,859)	(1,542)
Net cash provided by (used in) financing activities	76,181	(12,961)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $0.5 million, reflecting AvePoint’s net income of $3.6 million, adjusted for non-cash items of $14.0 million and net cash outflows of $17.1 million from changes in operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation and offset by a decrease in the mark to market value of warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and a decrease in prepaid expenses and other current assets primarily related to prepaid rent, an increase in deferred revenue, offset by a decrease in accrued expenses primarily due to accrued bonuses, commissions and payroll taxes.

Net cash provided by operating activities for the three months ended March 31, 2024 was $7.8 million, reflecting AvePoint’s net loss of $2.0 million, adjusted for non-cash items of $11.0 million and net cash outflows of $1.3 million from changes in operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation and an increase in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to timing of customer invoices and decrease in prepaid expenses and other current assets primarily related to prepaid insurance, an increase in deferred revenue and a decrease in accrued expenses primarily due to accrued bonuses, commissions and VAT/sales tax payable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $16.9 million. It primarily consisted of $14.9 million cash paid in business acquisitions, $1.5 million of purchases of property and equipment, and $0.5 million from the capitalization of internal use software.

Net cash used in investing activities for the three months ended March 31, 2024 was $1.5 million. It primarily consisted of $0.5 million of purchases of property and equipment, $0.4 million of purchases of short-term investments, and $0.4 million from the capitalization of internal use software, partially offset by $0.2 million from the maturity of short-term investments.

Part I
Item 2

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $76.2 million, primarily consisting of $87.3 million of proceeds from the exercises of warrants and $0.7 million of proceeds from the exercise of stock options, partially offset by $11.8 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the “Share Repurchase Program”).

Net cash used in financing activities for the three months ended March 31, 2024 was $13.0 million, primarily consisting of $13.7 million in repurchases of common stock under the Share Repurchase Program, partially offset by $0.8 million of proceeds from the exercise of stock options.

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

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of March 31, 2025, the commitments related to these operating leases is $19.7 million, of which $7.5 million is due in the next twelve months.

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

Additionally, the demand for our software and services is correlated to global macroeconomic and geopolitical factors, which remain dynamic and where the outcomes and consequences are not possible to predict, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These in turn could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Seasonality

Our quarterly revenue fluctuates and does not necessarily grow sequentially when measuring any one fiscal quarter’s revenue against another. Historically, our first quarter has been our lowest revenue quarter and the fourth quarter has been our highest revenue quarter, however those results are not necessarily indicative of future quarterly revenue or full year results. Additionally, the timing of new product and service introductions can significantly impact revenue. Lastly, the mix of revenues in any given quarter can cause fluctuations in our reported results, due to differing revenue recognition principles.

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $351.8 million as of March 31, 2025, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. As of March 31, 2025, we had no outstanding obligations under our line of credit with HSBC under the Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Foreign Currency Exchange Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period, the offset to which is substantially recorded to accumulated other comprehensive income on our condensed consolidated balance sheets and is also presented as a line item in its condensed consolidated statements of comprehensive income (loss). We believe we are in large part naturally hedged against foreign currency exchange risk from our ongoing business operations, as most of our regional revenues are generated in the same currency as that region’s expenses are paid. The effect of a hypothetical 10% change in foreign currency exchange rates would not have a material negative impact on our condensed consolidated financial statements.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits.

Part I

Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

As such, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended March 31, 2025, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation.

Refer to the information under the section titled “Risk Factors” of our Annual Report (Part I, Item 1A of our Annual Report) for information regarding the potential legal and regulatory risks (including potential legal proceedings and litigation) in which we may become involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report, which risks and uncertainties could affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Other than the risk factor set below, there have been no material changes to the risk factors previously disclosed in our Annual Report. We urge you to read the risk factors in our Annual Report.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

In recent months, markets, businesses and consumers have reacted adversely to volatility and uncertainty in international trade policies. Among other things, significant and new tariffs, sanctions and trade barriers have been imposed and modified, impacting a broad range of raw materials, goods and international trade more generally. Although our current business model is not directly reliant on the import or export of physical goods, tariffs or other trade policies may indirectly adversely impact our business. For example, any future tariffs on software as a service could make our products more expensive, decrease our profitability or lessen demand for our products.  Additionally, any of our customers affected by current or future tariffs may find themselves in an expense-reducing environment and not renew or reduce a contract with us upon renewal.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, financial condition, results of operations and prospects.

Part II

Items 2, 3 and 4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2025, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

On March 17, 2022, we announced that our Board of Directors authorized the Share Repurchase Program for us to buy back shares of our common stock for a period of three years from the date of authorization. On February 25, 2025, the Company’s Board of Directors renewed the Share Repurchase Program for an additional three years from the date of renewal. Under the Share Repurchase Program, we have the authority to buy up to $150 million of our common stock shares via acquisitions in the open market or privately negotiated transactions. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with all applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, our common stock under the Share Repurchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended March 31, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
January 1, 2025 - January 31, 2025	3,093	$16.5426	3,093	$57,932,353
February 1, 2025 - February 28, 2025	11,674	$19.0935	11,674	$57,709,455
March 1, 2025 - March 31, 2025	786,228	$14.7939	786,228	$138,368,600

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan Election

On December 18, 2024, Brian Michael Brown, our Chief Legal and Compliance Officer, and Secretary, adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, providing for the sale from time to time of an aggregate of up to 240,000 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 18, 2025, or earlier if all transactions under the trading arrangement are completed.

Subsequent Events

The following material subsequent event occurred since the date of the most recent balance sheet period reported.

At the end of March 2025, the Company offered to purchase all of the remaining outstanding interest of MaivenPoint from the remaining minority interest holders for an aggregate total of approximately $11.6 million in cash. As of the end of April, all minority interest holders accepted the Company’s offer subject to acceptable terms and conditions to be drafted in a shareholder purchase agreement in May 2025.  Following the acquisition of the interest, the Company will be the sole interest holder in MaivenPoint.

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

AVEPOINT, INC.

Date: May 8, 2025	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)