Form 10-Q
period 2025-06-30
AvePoint, Inc.
filed 2025-08-07
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVPT	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	AVPTW	N/A(1)

(1) On July 11, 2025, in connection with the Company’s redemption of all of its outstanding warrants, the Nasdaq Stock Market LLC filed a Form 25 with the U.S. Securities and Exchange Commission to complete the delisting of the Company’s warrants from The Nasdaq Global Select Market, which became effective on July 21, 2025. The deregistration of the warrants under Section 12(b) of the Act will be effective 90 days, or such shorter period as the U.S. Securities and Exchange Commission may determine, after filing of the Form 25.

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

As of August 1, 2025, there were 211,926,808 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2025

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$429,816	$290,735
Short-term investments	325	167
Accounts receivable, net	93,329	87,365
Prepaid expenses and other current assets	16,353	16,528
Total current assets	539,823	394,795
Property and equipment, net	6,224	5,289
Goodwill	38,818	17,715
Intangible assets, net	11,569	8,889
Operating lease right-of-use assets	18,343	15,954
Deferred contract costs	63,300	59,838
Other assets	22,052	16,575
Total assets	$700,129	$519,055
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,806	$2,352
Accrued expenses and other current liabilities	67,958	76,135
Current portion of deferred revenue	158,465	144,468
Total current liabilities	228,229	222,955
Long-term operating lease liabilities	11,592	9,909
Long-term portion of deferred revenue	11,773	8,840
Other liabilities	5,400	6,403
Total liabilities	256,994	248,107
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 211,139 and 194,071 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	21	19
Additional paid-in capital	953,446	779,007
Accumulated other comprehensive income	7,615	576
Accumulated deficit	(517,947)	(510,448)
Noncontrolling interest	—	1,794
Total stockholders’ equity	443,135	270,948
Total liabilities and stockholders’ equity	$700,129	$519,055

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
SaaS	$77,317	$53,643	$146,259	$104,954
Term license and support	8,922	10,983	20,112	20,988
Services	14,486	10,517	25,423	20,998
Maintenance	1,293	2,818	3,288	5,555
Total revenue	102,018	77,961	195,082	152,495
Cost of revenue:
SaaS	14,023	9,745	26,560	19,515
Term license and support	385	413	796	829
Services	11,920	8,647	22,718	18,720
Maintenance	151	137	304	320
Total cost of revenue	26,479	18,942	50,378	39,384
Gross profit	75,539	59,019	144,704	113,111
Operating expenses:
Sales and marketing	35,773	30,470	70,295	60,409
General and administrative	19,712	18,184	38,379	35,052
Research and development	12,960	12,503	25,649	22,989
Total operating expenses	68,445	61,157	134,323	118,450
Income (loss) from operations	7,094	(2,138)	10,381	(5,339)
Other (expense) income, net	(240)	(6,970)	1,346	(3,566)
Income (loss) before income taxes	6,854	(9,108)	11,727	(8,905)
Income tax expense	3,961	3,830	5,268	5,987
Net income (loss)	$2,893	$(12,938)	$6,459	$(14,892)
Net income (loss) attributable to noncontrolling interest	195	(129)	321	(367)
Net income (loss) available to common stockholders	$2,698	$(12,809)	$6,138	$(14,525)
Net income (loss) per share:
Basic	$0.01	$(0.07)	$0.03	$(0.08)
Diluted	$0.01	$(0.07)	$0.03	$(0.08)
Weighted average shares outstanding:
Basic	205,068	182,804	201,516	182,150
Diluted	229,179	182,804	226,951	182,150

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$2,893	$(12,938)	$6,459	$(14,892)
Other comprehensive income (loss) net of taxes
Unrealized loss on available-for-sale securities	(5)	(41)	(17)	(141)
Foreign currency translation adjustments	5,983	79	7,131	(399)
Total other comprehensive income (loss)	5,978	38	7,114	(540)
Total comprehensive income (loss)	$8,871	$(12,900)	$13,573	$(15,432)
Comprehensive income (loss) attributable to noncontrolling interest	276	(130)	432	(441)
Total comprehensive income (loss) available to common stockholders	$8,595	$(12,770)	$13,141	$(14,991)

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, March 31, 2025	203,030,980	$20	$873,269	$(515,468)	$1,682	$1,950	$361,453
Proceeds from exercise of options	1,077,228	—	7,285	—	—	—	7,285
Common stock issued upon vesting of restricted stock units	1,173,259	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,143	—	—	—	11,143
Repurchase of noncontrolling interest	—	—	(9,958)	—	36	(2,226)	(12,148)
Reclassification of warrant liabilities	—	—	1,452	—	—	—	1,452
Proceeds from exercise of warrants	6,271,855	1	72,126	—	—	—	72,127
Repurchase and retirement of common stock	(414,328)	—	(1,871)	(5,177)	—	—	(7,048)
Comprehensive income:
Net income	—	—	—	2,698	—	195	2,893
Unrealized loss on available-for-sale securities	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	5,902	81	5,983
Balance, June 30, 2025	211,138,994	$21	$953,446	$(517,947)	$7,615	$—	$443,135

	Three Months Ended June 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, March 31, 2024	185,215,633	$19	$677,926	$(469,517)	$2,693	$1,627	$212,748
Proceeds from exercise of options	1,092,002	—	2,550	—	—	—	2,550
Common stock issued upon vesting of restricted stock units	1,002,253	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,538	—	—	—	10,538
Reclassification of earn-out RSUs to earn-out shares	—	—	(121)	—	—	—	(121)
Repurchase and retirement of common stock	(652,582)	—	(2,406)	(3,001)	—	—	(5,407)
Comprehensive loss:
Net loss	—	—	—	(12,809)	—	(129)	(12,938)
Unrealized loss on available-for-sale securities	—	—	—	—	(41)	—	(41)
Foreign currency translation adjustments	—	—	—	—	80	(1)	79
Balance, June 30, 2024	186,657,306	$19	$688,487	$(485,327)	$2,732	$1,497	$207,408

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2024	194,070,512	$19	$779,007	$(510,448)	$576	$1,794	$270,948
Proceeds from exercise of options	1,495,597	—	8,029	—	—	—	8,029
Common stock issued upon vesting of restricted stock units	2,921,254	—	—	—	—	—	—
Stock-based compensation expense	—	—	20,763	—	—	—	20,763
Repurchase of noncontrolling interest	—	—	(9,958)	—	36	(2,226)	(12,148)
Reclassification of warrant liabilities	—	—	1,452	—	—	—	1,452
Proceeds from exercise of warrants	13,866,954	2	159,469	—	—	—	159,471
Repurchase and retirement of common stock	(1,215,323)	—	(5,316)	(13,637)	—	—	(18,953)
Comprehensive income:
Net income	—	—	—	6,138	—	321	6,459
Unrealized loss on available-for-sale securities	—	—	—	—	(17)	—	(17)
Foreign currency translation adjustments	—	—	—	—	7,020	111	7,131
Balance, June 30, 2025	211,138,994	$21	$953,446	$(517,947)	$7,615	$—	$443,135

	Six Months Ended June 30, 2024
	Redeemable	Total					Accumulated
	noncontrolling	mezzanine			Additional		Other		Total
	interest	equity	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2023	$6,038	$6,038	184,652,402	$18	$667,881	$(460,496)	$3,196	$8,207	$218,806
Proceeds from exercise of options	—	—	1,385,363	—	3,334	—	—	—	3,334
Common stock issued upon vesting of restricted stock units	—	—	3,030,973	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	19,996	—	—	—	19,996
Accretion of redeemable noncontrolling interest	(99)	(99)	—	—	—	99	—	—	99
Redemption of noncontrolling interest	(5,926)	(5,926)	—	—	6,379	—	2	(6,381)	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(258)	—	—	—	(258)
Repurchase and retirement of common stock	—	—	(2,411,432)	—	(8,844)	(10,306)	—	—	(19,150)
Comprehensive loss:
Net loss	(5)	(5)	—	—	—	(14,624)	—	(263)	(14,887)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(141)	—	(141)
Foreign currency translation adjustments	(8)	(8)	—	—	—	—	(325)	(66)	(391)
Balance, June 30, 2024	$—	$—	186,657,306	$19	$688,487	$(485,327)	$2,732	$1,497	$207,408

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income (loss)	$6,459	$(14,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,126	2,623
Operating lease right-of-use assets expense	4,301	3,134
Foreign currency remeasurement loss	4,053	1,162
Stock-based compensation	20,763	19,996
Deferred income taxes	(155)	(157)
Other	1,091	(45)
Change in value of earn-out and warrant liabilities	(408)	7,180
Changes in operating assets and liabilities:
Accounts receivable	285	5,364
Prepaid expenses and other current assets	2,591	5,079
Deferred contract costs and other assets	(5,438)	3,493
Accounts payable, accrued expenses, other current liabilities, operating lease liabilities and other liabilities	(23,872)	(9,457)
Deferred revenue	7,969	434
Net cash provided by operating activities	20,765	23,914
Investing activities
Maturities of investments	—	1,193
Purchases of investments	—	(1,405)
Repurchase of noncontrolling interest	(12,148)	—
Capitalization of internal-use software	(812)	(729)
Purchase of property and equipment	(2,479)	(896)
Issuance of notes receivables	—	(750)
Cash paid in business combinations, net of cash acquired	(14,893)	—
Net cash used in investing activities	(30,332)	(2,587)
Financing activities
Purchase of common stock	(18,954)	(19,151)
Proceeds from warrant exercises	157,723	—
Proceeds from stock option exercises	8,029	3,334
Repayments of finance leases	(4)	(3)
Net cash provided by (used in) financing activities	146,794	(15,820)
Effect of exchange rates on cash	1,854	(1,671)
Net increase in cash and cash equivalents	139,081	3,836
Cash and cash equivalents at beginning of period	290,735	223,162
Cash and cash equivalents at end of period	$429,816	$226,998
Supplemental disclosures of cash flow information
Income taxes paid	$2,411	$3,270
Unpaid purchase consideration transferred in connection with the business combination	$5,499	$—
Unpaid redemption of noncontrolling interest	$—	$5,926
Receivable proceeds from warrant exercises	$1,747	$—

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

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2025.

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

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of reclassification adjustment for net gains on available-for-sale securities included in net loss to be included in unrealized loss on available-for-sale securities on the condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2024.

Cash and Cash Equivalents

The Company maintains cash and cash equivalents with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of June 30, 2025 and December 31, 2024, the Company’s cash balances at these entities were $12.0 million and $15.5 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

No events or circumstances have changed since any of our acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of June 30, 2025 or  December 31, 2024.

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, services, and maintenance contracts. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence.

Amortization of deferred contract costs of $5.5 million and $11.0 million for the three and six months ended June 30, 2025, respectively, and $4.8 million and $10.1 million for the three and six months ended  June 30, 2024, respectively, is included as a component of sales and marketing expenses in our condensed consolidated statements of income (loss). Deferred contract costs recognized as a contract asset in the condensed consolidated balance sheets were $63.3 million and $59.8 million as of  June 30, 2025 and December 31, 2024, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services.

Term license revenue recognized at a point in time was $5.0 million and $12.2 million for the three and six months ended June 30, 2025, respectively, and $6.6 million and $12.2 million for the three and six months ended  June 30, 2024, respectively.

Accounts receivable, net is inclusive of accounts receivable, and current unbilled receivables, net of allowance for credit losses. We record an unbilled receivable when revenue is recognized prior to invoicing. We have a well-established collection history from our direct and indirect sales. We periodically evaluate the collectability of our accounts receivable and provide an allowance for credit losses as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of June 30, 2025 and December 31, 2024, the allowance for credit losses was not material.

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Deferred revenue as of June 30, 2025 and December 31, 2024 was $170.2 million and $153.3 million, respectively. Revenue recognized that was included in the deferred revenue balance at the beginning of the period was $101.8 million for the six months ended June 30, 2025.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2024	$95,683	$153,308	$59,838
Balance, June 30, 2025	103,987	170,238	63,300

(1) Includes long-term unbilled receivables.

There were no significant changes to the Company’s contract assets or liabilities during the six months ended June 30, 2025 and the year ended December 31, 2024 outside of its sales activities.

As of June 30, 2025, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $460.3 million, of which $384.9 million is related to SaaS and term license and support revenue. We expect to recognize approximately 60% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

The acquisition-related costs incurred by the Company totaled $1.3 million, of which $0.0 million and $0.5 million were incurred during the three and six months ended  June 30, 2025, respectively. These costs are recognized as an expense in the general and administrative item in the condensed consolidated statements of income (loss).

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

The valuation of assets acquired and liabilities assumed has not yet been finalized as of  June 30, 2025. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary Allocation
(in thousands)
Accounts receivable, net	$618
Prepaid expenses and other current assets	479
Property and equipment, net	68
Goodwill	17,736
Intangible assets, net	2,802
Operating lease right-of-use assets	562
Other assets	30
Accounts payable	(347)
Accrued expenses and other current liabilities	(374)
Current portion of deferred revenue	(2)
Long-term operating lease liabilities	(457)
Other liabilities	(723)
Total purchase consideration, net of cash acquired	$20,392

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

The estimated fair values of identifiable intangible assets were determined using the multiperiod excess earnings method and distributor method. The multiperiod excess earnings method is a method of estimating the value of the primary income-generating intangible asset within a group of assets, by calculating the cash flow attributable to that asset after deducting contributory asset charges. The distributor method is a form of the multiperiod excess earnings method that relies upon market-based distributor data to value customer relationship intangible assets. Some of the significant assumptions inherent in the development of such asset valuations include revenues, contributory asset charges, discount rate and useful life. The fair value of intangible assets is based on publicly available benchmarking information as well as preliminary assumptions which are subject to change as we complete our valuation procedures.

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

Subsequent to the initial measurement, mandatorily redeemable noncontrolling interests are measured at the amount of cash that would be paid under the conditions specified in the applicable agreement, assuming settlement occurred as of the reporting date. Any change in the estimated redemption amount compared to the prior reporting date is recognized as interest cost in the condensed consolidated statements of income (loss).

As of  June 30, 2025, the liability was $7.1 million and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets. During the three and six months ended  June 30, 2025, the Company recorded interest expense of $0.0 million and $0.8 million, respectively, to adjust the redemption value of the mandatorily redeemable noncontrolling interest. The expenses are included in other (expense) income, net within the condensed consolidated statements of income (loss).

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance, December 31, 2024	$17,715
Acquisitions	17,736
Effect of foreign currency translation	3,367
Balance, June 30, 2025	$38,818

5. Intangible Assets, Net

Intangible assets consist of acquired intangible assets and self-developed software.

A summary of the balances of the Company’s intangible assets as of  June 30, 2025 and  December 31, 2024 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	June 30, 2025			December 31, 2024
	(in thousands)
Technology and software	$12,599	$(4,793)	$7,806	$8,906	$(3,446)	$5,460
Customer related assets	5,144	(1,381)	3,763	4,329	(1,036)	3,293
Content	873	(873)	—	818	(682)	136
Total	$18,616	$(7,047)	$11,569	$14,053	$(5,164)	$8,889

Amortization expense for intangible assets was $0.9 million and $1.6 for the three and six months ended June 30, 2025, and $0.6 million and $1.2 million for the three and six months ended  June 30, 2024, respectively.

As of June 30, 2025, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2025 (six months)	$1,554
2026	2,876
2027	2,358
2028	2,080
2029	909
Thereafter	1,792
Total intangible assets subject to amortization	$11,569

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	June 30,	December 31,
	2025	2024
	(in thousands)
Trade receivables	$71,628	$68,007
Current unbilled receivables	22,552	20,205
Allowance for credit losses	(851)	(847)
	$93,329	$87,365

7. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. Of the $30.0 million line of credit, a sublimit of approximately $8.2 million is designated to facilitate the issuance of bank guarantees, including letters of credit. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations. As of  June 30, 2025, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

8. Income Taxes

The Company had an effective tax rate of 57.8% and 44.9% for the three and six months ended June 30, 2025, respectively, and (42.1)% and (67.2)% for the three and six months ended  June 30, 2024, respectively.

The change in effective tax rates for the three-month period ended June 30, 2025 as compared to the three-month period ended  June 30, 2024 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions and stock-based compensation.

The change in effective tax rates for the six-month period ended June 30, 2025 as compared to the six-month period ended  June 30, 2024 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions and stock-based compensation.

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

The components of the Company’s operating lease expenses are reflected in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Lease liability cost	$2,273	$1,780	$4,336	$3,500
Short-term lease expenses (1)	409	279	836	546
Variable lease cost not included in the lease liability (2)	63	180	194	315
Total lease cost	$2,745	$2,239	$5,366	$4,361

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

During the six months ended June 30, 2025 and 2024, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $6.4 million and $2.9 million, respectively.

Other information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$2,162	$1,624	$4,624	$3,748

As of June 30, 2025, our operating leases had a weighted average remaining lease term of 3.3 years and a weighted average discount rate of 5.6%.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2024, our operating leases had a weighted average remaining lease term of 3.3 years and a weighted average discount rate of 5.2%.

The maturity schedule of the operating lease liabilities as of June 30, 2025 is as follows:

Year Ending December 31:
(in thousands)
2025 (six months)	$4,185
2026	7,146
2027	4,829
2028	1,939
2029	1,446
Thereafter	1,082
Total future lease payments	20,627
Less: Present value adjustment	(1,879)
Present value of future lease payments (1)	$18,748

(1) Includes the current portion of operating lease liabilities of $7.2 million, which is reflected in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

As of  June 30, 2025, letters of credit have been issued in the amount of $1.1 million as security for operating leases. The letters of credit are secured by certificates of deposit and a sublimit of our line of credit (refer to “Note 7 - Line of Credit” for further details). The certificates of deposit are included in short-term investments and other assets within the condensed consolidated balance sheets.

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

In  December 2022, the Company signed an unconditional purchase commitment in the amount of $96.0 million to purchase IT solutions over a three-year term. Under this agreement, payments are made upon access to the service. Any remaining obligations are due at the end of the three-year term in  December 2025 as specified in the agreement. Given the Company’s history of procuring similar products, it is expected that cash payments to the supplier will occur in 2023 through 2025 with any remaining amounts coming due in 2025. The Company paid $9.1 million and $17.3 million, respectively, during the three and six months ended June 30, 2025, and $7.0 million and $13.7 million, respectively, during the three and six months ended  June 30, 2024, related to the  December 2022 agreement.

In  December 2024, the Company signed an unconditional purchase commitment in the amount of $15.0 million to purchase additional IT solutions over a five-year term. Under this agreement, payments are made upon access to the service. The agreement specified four minimum commitment periods. The minimum commitment payments are due at the end of each minimum commitment period.

In  February 2024, the Company made a commitment to contribute $50.0 million to a growth equity fund. As of  June 30, 2025, this commitment remains outstanding. Refer to “Note 13 - Growth Equity Fund” for more information.

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of June 30, 2025, the Company was not a party to any other litigation.

Indemnification

The Company has entered into indemnification agreements with its directors and executive officers. These agreements, among other things, require AvePoint to indemnify its directors and executive officers to the fullest extent permitted by Delaware law, specifically the Delaware General Corporation Law (as the same exists or may hereafter be amended) for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of the Company’s directors or officers or any other company or enterprise to which the person provides services at the Company’s request.

As part of the business combination with Apex Technology Acquisition Corporation, Inc. (“Apex”), we assumed certain indemnification obligations for Apex Technology Sponsor LLC (the “Sponsor”) and Jeff Epstein, Brad Koenig, David Chao, Peter Bell, Donna Wells, and Alex Vieux (the “Indemnitees” or “Defendants”). On February 2, 2024, Drulias and Farzad (as purported Apex stockholders, the “Plaintiffs”) filed a class action complaint against the Indemnities in Delaware Court of Chancery, captioned Dean William Drulias, et.al. v. Apex Technology Sponsor LLC, et.al., C.A. No. 2024-0094-LWW. The Plaintiffs asserted breach of fiduciary duty and unjust enrichment claims against the Defendants. The complaint alleged that the Defendants made false and misleading disclosures in the June 2, 2021 proxy statement of Apex impacting its stockholders’ vote to approve a merger between Apex and us and also affecting stockholders’ redemption rights prior to the merger. The Plaintiffs sought unspecified damages, rescission or rescissory damages, and disgorgement of unjust enrichment. We were not a named defendant in the complaint but had indemnification obligations to the Defendants under indemnification agreements executed during the merger. Also, in accordance with the business combination agreement, Apex and the Sponsor obtained insurance policies to cover post-closing liability, with Apex securing a policy with a limit of $10 million and the Sponsor securing a policy with a limit of $3 million. The parties participated in a mediation in October and agreed to settlement terms. Pursuant to a fully executed settlement agreement, releasing us and the Defendants and settling the class action, we contributed $1.4 million in the second quarter toward the total settlement amount of $14.4 million. The remaining $13 million was paid pursuant to the two aforementioned insurance policies covering the Defendants and the Sponsor. As of  June 30, 2025 and December 31, 2024, an estimated accrual of $0.0 million and $1.4 million, respectively, was included in the accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements for the completion of service projects, the completion of which are secured by certificates of deposit and a sublimit of our line of credit (refer to “Note 7 - Line of Credit” for further details). The certificates of deposit are included in short-term investments within the condensed consolidated balance sheets. As of June 30, 2025, letters of credit for customer-related contingency agreements have been issued in the amount of $5.7 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

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

The private placement warrants are non-transferable and any transfer to an unrelated party would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. On April 10, 2025 (the “Private Warrants Transfer Date”), the private placement warrants were transferred to an unrelated party and converted into public warrants. The fair value was remeasured as of the Private Warrants Transfer Date and December 31, 2024, and was determined to be $1.5 million and $1.9 million, respectively, and included in other liabilities in the condensed consolidated balance sheets. During the three and six months ended June 30, 2025, a $0.1 million increase and a $0.4 million decrease in liability was recognized respectively, and during the three and six months ended  June 30, 2024, a $0.3 million and $0.2 million increase in liability was recognized, respectively, and included as other (expense) income, net in the condensed consolidated statements of income (loss). Subsequently, the public warrants were reclassified from other liabilities to additional paid-in capital in the consolidated balance sheets by $1.5 million.

As of  June 30, 2025, there were no remaining private placement warrants.

12. Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 211,138,994 and 194,070,512 shares issued and outstanding as of  June 30, 2025 and December 31, 2024, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock for a period of three years from the date of authorization. On February 25, 2025, the Company’s Board of Directors renewed the Share Repurchase Program for an additional three years from the date of renewal. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the six months ended June 30, 2025, the Company repurchased and retired 1,215,323 shares at an average price of $15.60 per share. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the condensed consolidated balance sheet during the six months ended June 30, 2025, were reduced by $0.0 million, $5.3 million, and $13.6 million, respectively. During the six months ended  June 30, 2024, the Company repurchased and retired 2,411,432 shares at an average price of $7.94 per share.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Public Warrants to Acquire Common Stock

On July 1, 2021, the Company issued 17,500,000 public warrants with an exercise price of $11.50. Each warrant entitles the registered holder to purchase one share of AvePoint’s common stock and the warrants are exercisable from the date of issuance through July 1, 2026.

The Company may call the public warrants for redemption as follows: (1) in whole and not in part; (2) at a price of $0.01 per warrant; (3) upon a minimum of 30 days prior written notice of redemption; and (4) only if the last reported closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the 3rd trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

On June 6, 2025, the last sales price of the Company’s Common Stock was at least $18.00 per share on each of 20 trading days within a 30-trading day period. On June 11, 2025, the Company directed its warrant agent to issue a notice of redemption to each registered holder of its outstanding public warrants stating that, pursuant to the terms of the Warrant Agreement dated September 16, 2019, it would redeem all public warrants that remained outstanding as of July 11, 2025 (the “Redemption Date”), at a redemption price of $0.01 per warrant.

During the six months ended June 30, 2025, 13,866,954 warrants were exercised, with total cash proceeds of $159.5 million. As of  June 30, 2025, 947,596 warrants remained outstanding.

Subsequent to June 30, 2025, a total of 758,100 warrants were exercised, with total cash proceeds of $8.7 million. A total of 189,496 public warrants remained unexercised on the Redemption Date, and AvePoint redeemed those warrants. Following the Redemption Date, AvePoint had no warrants outstanding.

Noncontrolling Interest

On May 30, 2025, the Company repurchased all of the remaining outstanding interest of MaivenPoint Ptd. Ltd. (“MaivenPoint”) from the remaining minority interest holders for an aggregate cash purchase price of $12.1 million. Following the repurchase of the interest, the Company is the sole interest holder of MaivenPoint. As of December 31, 2024, AvePoint owned 76.1% interest in MaivenPoint.

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

As of  June 30, 2025, no portion of the Company’s $50.0 million commitment has been called or was callable, and the operations of the Fund and the Venture have not materially impacted the Company’s financial position, financial performance, or cash flows.

As of  June 30, 2025 and December 31, 2024, management fees and establishment costs of $2.9 million and $2.4 million, respectively, were included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Management fees and establishment costs of $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.3 million for the three and six months ended  June 30, 2024, respectively, were included in general and administrative in the condensed consolidated statements of income (loss).

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of June 30, 2025, 36,573,006 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options and restricted stock units to employees, directors and consultants.

Total stock-based compensation expense was $11.1 million and $20.8 million for the three and six months ended June 30, 2025, respectively, and was $10.5 million and $20.0 million for three and six months ended  June 30, 2024, respectively.

Stock Options

The compensation costs for stock option awards are recognized using the straight-line attribution method over the requisite service period and are accounted for forfeitures as they occur. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award.

On March 14, 2025, the Company granted 269,685 options under the 2021 Plan, at a total grant-date fair value of $2.2 million. The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 14,
2025
Expected life (in years)	6.1
Expected volatility	55.6%
Risk-free rate	4.1%
Dividend yield	—

As of June 30, 2025, there was $5.4 million in unrecognized compensation costs related to all unvested options.

As of  June 30, 2025, the Company had 21,962,449 options outstanding and 20,593,175 options exercisable with intrinsic values of $328.2 million and $313.0 million, respectively. During the six months ended June 30, 2025, 1,495,597 options were exercised, with a total intrinsic value of $18.8 million.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units

Under the terms of the 2021 Plan, we have issued restricted stock unit awards with a continuous employment condition only (“Time-Based RSUs”), and restricted stock unit awards with a continuous employment condition that are also contingent on the Company meeting certain performance goals (“PSUs”, and together with Time-Based RSUs, “RSUs”). Both types of RSU awards vest over a four-year period from the grant date.

2,114,747 Time-Based RSUs and 301,842 PSUs were granted under the 2021 Plan during the six months ended June 30, 2025, with a weighted-average grant date fair-value of $14.75 per award. The compensation costs for RSUs are recognized using the straight-line attribution method over the requisite service period and are accounted for forfeitures as they occur. RSUs are measured at the fair market value of the underlying stock at the grant date. RSUs that vested during the six months ended  June 30, 2025 had an aggregate fair value at vesting of $47.8 million. As of June 30, 2025, there was $69.5 million in unrecognized compensation costs specific to the unvested RSUs, to be recognized over a weighted-average period of 2.8 years. As of  June 30, 2025, the Company had 8,058,597 unvested Time-Based RSUs and 804,518 unvested PSUs with a weighted-average grant date fair-value of $8.51 per award.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are classified in the categories described in the table below:

	June 30, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,692	$—	$1,692
Money market funds	—	4,167	—	4,167
U.S. treasury bills	—	185,119	—	185,119
Short-term investments:
Certificates of deposit (1)	—	338	—	338
Other assets:
Certificates of deposit (1)	—	206	—	206
Notes receivables (2)	—	—	4,304	4,304
Total	$—	$191,522	$4,304	$195,826
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (3)	$—	$—	$6,903	$6,903
Total	$—	$—	$6,903	$6,903

	December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,504	$—	$1,504
Money market funds	—	4,188	—	4,188
U.S. treasury bills	—	181,210	—	181,210
Short-term investments:
Certificates of deposit (1)	—	165	—	165
Other assets:
Certificates of deposit (1)	—	39	—	39
Notes receivables (2)	—	—	3,938	3,938
Total	$—	$187,106	$3,938	$191,044
Liabilities:
Other liabilities:
Warrant liabilities (4)	$—	$1,861	$—	$1,861
Total	$—	$1,861	$—	$1,861

(1) The majority of certificates of deposit are foreign deposits.

(2) During 2023, the Company extended a credit facility to LCP with a total commitment of up to $5.0 million and maturities of greater than twelve months (the “LCP Notes Receivable”). Refer to “Note 13 — Growth Equity Fund” for further details. The LCP Notes Receivable bear interest at an annual rate equal to 8%. As of  June 30, 2025 and December 31, 2024, the LCP Notes Receivable in the amounts of $4.0 million and $3.8 million, respectively, were included in other assets within the condensed consolidated balance sheets. Fair values are based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities. The change of 1% of the current interest rate will change the fair value by $0.3 million.

(3) The fair value of mandatorily redeemable noncontrolling interest is based on discounted redemption value using risk-free rates offered for similar financing with the same remaining maturities.

(4) Refer to “Note 11 — Warrant Liabilities” for further details.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize the Company’s available-for-sale securities measured at fair value as of  June 30, 2025 and December 31, 2024.

	June 30, 2025
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$185,143	$185,119	$(24)
Total	$185,143	$185,119	$(24)

	December 31, 2024
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$181,217	$181,210	$(7)
Total	$181,217	$181,210	$(7)

The contractual maturity of the available-for-sale securities held as of  June 30, 2025 and December 31, 2024 was within one year.

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

The following table sets forth the information about the Company’s reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:	$102,018	$77,961	$195,082	$152,495

Less:
People expenses	54,936	45,704	107,743	91,319
Stock-based compensation	11,143	10,538	20,763	19,996
Cloud and server hosting services expenses	10,712	7,429	20,194	15,161
Marketing expenses	3,687	3,236	7,813	5,975
Other segment items (1)	18,647	23,992	32,110	34,936
Net income (loss)	$2,893	$(12,938)	$6,459	$(14,892)

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
North America	$39,571	$31,697	$76,023	$61,592
EMEA	31,822	23,089	61,306	45,895
APAC	30,625	23,175	57,753	45,008
Total revenue	$102,018	$77,961	$195,082	$152,495

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
United States	$39,167	$31,529	$75,566	$61,226
Germany	13,203	9,394	25,495	19,288
Singapore	13,793	10,230	25,305	20,709

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. Other (Expense) Income, Net

Other (expense) income, net is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Change in value of earn-out and warrant liabilities	$(65)	$(8,670)	$408	$(7,180)
Interest income, net	1,371	37	1,072	71
Gain on securities (1)	1,975	2,336	3,906	4,753
Foreign currency exchange loss, net	(3,416)	(644)	(3,746)	(1,212)
Other, net	(105)	(29)	(294)	2
Other (expense) income, net	$(240)	$(6,970)	$1,346	$(3,566)

(1) Gain on securities consist of interest income from amortization of the discount arising at acquisition of U.S. treasury bills.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders
Numerator:
Net income (loss)	$2,893	$(12,938)	$6,459	$(14,892)
Net (income) loss attributable to noncontrolling interest	(195)	129	(321)	367
Total net income (loss) available to common stockholders	$2,698	$(12,809)	$6,138	$(14,525)
Denominator:
Weighted average common shares outstanding	205,068	182,804	201,516	182,150
Effect of dilutive securities
Stock options	16,553	—	16,679	—
RSUs	5,618	—	5,957	—
Warrants	1,940	—	2,799	—
Weighted average diluted shares	229,179	182,804	226,951	182,150

Basic net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders	$0.01	$(0.07)	$0.03	$(0.08)
Diluted net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders	$0.01	$(0.07)	$0.03	$(0.08)

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The below table includes the total potentially dilutive securities for the three and six months ended June 30, 2025 and 2024, which have been excluded from the computation of diluted net income (loss) per share as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	82	25,313	53	25,313
RSUs	2	11,421	1	11,421
Warrants	—	17,905	—	17,905
Earn-out shares	—	3,000	—	3,000
Total	84	57,639	54	57,639

19. Subsequent Events

In addition to the matter disclosed in “Note 12 — Stockholders’ equity”, the following subsequent event occurred since the date of the most recent balance sheet period reported.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

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

Second Quarter 2025 Business Highlights

 ~~▪~~ 	Total annual recurring revenue (“ARR”) increased 27% year-over-year to $367.6 million as of June 30, 2025, 27% adjusted for FX;
 ~~▪~~ 	Total revenue increased 31% year-over-year to $102.0 million for the three months ended June 30, 2025, 27% on a constant currency basis;
 ~~▪~~ 	SaaS revenue increased 44% year-over-year to $77.3 million for the three months ended June 30, 2025, 40% on a constant currency basis;
 ~~▪~~ 	Expanded the AvePoint Confidence Platform with new Risk Posture, Optimization & ROI, and Resilience command centers, along with advanced Agentic AI security features, to deliver unified data governance, actionable insights, and scalable Copilot agent protection across distributed AI environments;
 ~~▪~~ 	Introduced advanced user lifecycle and device management, marketplace integration, and risk user insights to the AvePoint Elements Platform, empowering Managed Service Providers to streamline operations, enhance security, and drive profitability at scale; and
 ~~▪~~ 	Named to Inc.’s Best Workplaces list for the second consecutive year, which honors organizations creating exceptional workplaces and company cultures and reflects the Company’s ongoing investment in its people.

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

	June 30,
	2025	2024
Total ARR ($ in mil)	$367.6	$290.1

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

As of June 30, 2025 and June 30, 2024, total ARR was $367.6 million and $290.1 million, respectively, representing growth of 27%. Adjusted for FX, total ARR increased 27% year over year.

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

On July 4, 2025, the OBBBA was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

Part I
Item 2

Results of Operations

The below period-to-period comparisons of operating results are not necessarily indicative of results for future periods.

Comparison of Three Months Ended June 30, 2025 and June 30, 2024

Revenue

The components of AvePoint’s revenue during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$77,317	$53,643	$23,674	44.1%
Term license and support	8,922	10,983	(2,061)	(18.8)%
Services	14,486	10,517	3,969	37.7%
Maintenance	1,293	2,818	(1,525)	(54.1)%
Total revenue	$102,018	$77,961	$24,057	30.9%

Total revenue increased 30.9% to $102.0 million for the three months ended June 30, 2025, primarily due to an increase in SaaS revenue, which increased 44.1% to $77.3 million, and represented 76% of total revenue, up from 69% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in term license and support and maintenance revenues. The growth in total revenue was also due to an increase in services revenue, which grew 37.7% to $14.5 million.

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

Revenue by geographic region for the three months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
North America	$39,571	$31,697	$7,874	24.8%
EMEA	31,822	23,089	8,733	37.8%
APAC	30,625	23,175	7,450	32.1%
Total	$102,018	$77,961	$24,057	30.9%

For the three months ended June 30, 2025, North America revenue increased 24.8% to $39.6 million, driven by a 37.6%, or $8.9 million, increase in SaaS revenue, partially offset by a combined $1.0 million net decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 37.8% to $31.8 million, driven by a 50.0%, or $9.7 million, increase in SaaS revenue, partially offset by a combined $0.9 million decrease in term license and support, services, and maintenance revenues. APAC revenues increased 32.1% to $30.6 million, primarily driven by a 47.9%, or $5.1 million, increase in SaaS revenue, a 45.1%, or $3.8 million, increase in services revenue, and a combined $1.4 million decrease in term license and support, and maintenance revenues.

On a constant currency basis, EMEA revenues increased 30.5%, while EMEA SaaS revenues increased 42.0%. On a constant currency basis, APAC revenues increased 27.4%, while APAC SaaS revenues increased 43.1%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$14,023	$9,745	$4,278	43.9%
Term license and support	385	413	(28)	(6.8)%
Services	11,920	8,647	3,273	37.9%
Maintenance	151	137	14	10.2%
Total cost of revenue	$26,479	$18,942	$7,537	39.8%
Gross profit	75,539	59,019	16,520	28.0%
Gross margin	74.0%	75.7%	—	—

GAAP cost of revenue	$26,479	$18,942	$7,537	39.8%
Stock-based compensation expense	(399)	(115)	(284)	247.0%
Amortization of acquired intangible assets	(399)	(239)	(160)	66.9%
Non-GAAP cost of revenue	$25,681	$18,588	$7,093	38.2%
Non-GAAP gross profit	76,337	59,373	16,964	28.6%
Non-GAAP gross margin	74.8%	76.2%	—	—

Cost of revenue increased 39.8% to $26.5 million for the three months ended June 30, 2025, primarily driven by a $3.6 million increase in personnel costs and a $3.2 million increase from higher aggregate hosting costs resulting from increased SaaS revenue.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$35,773	$30,470	$5,303	17.4%
Percentage of revenue	35.1%	39.1%	—	—

GAAP sales and marketing	$35,773	$30,470	$5,303	17.4%
Stock-based compensation expense	(2,842)	(2,214)	(628)	28.4%
Amortization of acquired intangible assets	(147)	(110)	(37)	33.6%
Non-GAAP sales and marketing	$32,784	$28,146	$4,638	16.5%
Non-GAAP percentage of revenue	32.1%	36.1%	—	—

Sales and marketing expenses increased 17.4% to $35.8 million for the three months ended June 30, 2025, primarily driven by a $4.2 million increase in personnel costs, and a $0.4 million increase in marketing spend.

General and Administrative

General and administrative expenses during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$19,712	$18,184	$1,528	8.4%
Percentage of revenue	19.3%	23.3%	—	—

GAAP general and administrative	$19,712	$18,184	$1,528	8.4%
Stock-based compensation expense	(5,580)	(5,559)	(21)	0.4%
Non-GAAP general and administrative	$14,132	$12,625	$1,507	11.9%
Non-GAAP percentage of revenue	13.9%	16.2%	—	—

General and administrative expenses increased 8.4% to $19.7 million for the three months ended June 30, 2025. The increase was primarily driven by a $1.9 million increase in personnel costs.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$12,960	$12,503	$457	3.7%
Percentage of revenue	12.7%	16.0%	—	—

GAAP research and development	$12,960	$12,503	$457	3.7%
Stock-based compensation expense	(2,322)	(2,650)	328	(12.4)%
Non-GAAP research and development	$10,638	$9,853	$785	8.0%
Non-GAAP percentage of revenue	10.4%	12.6%	—	—

Research and development expenses  increased   3.7%  to $13.0  million for the three months ended June 30, 2025 , primarily driven by a $0.1 million increase in professional services, and a $0.1 million from increased facility costs.

Income Tax Provision

Income tax expense during the three months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Income tax expense	$3,961	$3,830	$131	3.4%

AvePoint’s income tax expense for the three months ended June 30, 2025 was $4.0 million, as compared to a tax expense of $3.8 million for the three months ended June 30, 2024. The effective tax rate was 57.8% for the three months ended June 30, 2025, compared to (42.1)% for the three months ended June 30, 2024. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

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

Part I
Item 2

Comparison of Six Months Ended June 30, 2025 and June 30, 2024

Revenue

The components of AvePoint’s revenue during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$146,259	$104,954	$41,305	39.4%
Term license and support	20,112	20,988	(876)	(4.2)%
Services	25,423	20,998	4,425	21.1%
Maintenance	3,288	5,555	(2,267)	(40.8)%
Total revenue	$195,082	$152,495	$42,587	27.9%

Total revenue increased 27.9% to $195.1 million for the six months ended June 30, 2025, primarily due to an increase in SaaS revenue, which increased 39.4% to $146.3 million, and represented 75% of total revenue, up from 69% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in term license and support and maintenance revenues. The growth in total revenue was also due to an increase in services revenue, which grew 21.1% to $25.4 million.

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

Revenue by geographic region for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
North America	$76,023	$61,592	$14,431	23.4%
EMEA	61,306	45,895	15,411	33.6%
APAC	57,753	45,008	12,745	28.3%
Total	$195,082	$152,495	$42,587	27.9%

For the six months ended June 30, 2025, North America revenue increased 23.4% to $76.0 million, driven by a 34.3%, or $16.0 million, increase in SaaS revenue, partially offset by a combined $1.5 million net decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 33.6% to $61.3 million, driven by a 43.0%, or $16.3 million, increase in SaaS revenue, partially offset by a combined $0.9 million decrease in term license and support, services and maintenance revenues. APAC revenues increased 28.3% to $57.8 million, primarily driven by a 44.1%, or $9.1 million, increase in SaaS revenue, a 22.9%, or $3.9 million, increase in services revenue, and a combined $0.2 million net decrease in term license and support, and maintenance revenues.

On a constant currency basis, EMEA revenues increased 31.6%, while EMEA SaaS revenues increased 40.6%. On a constant currency basis, APAC revenues increased 27.2%, while APAC SaaS revenues increased 43.9%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$26,560	$19,515	$7,045	36.1%
Term license and support	796	829	(33)	(4.0)%
Services	22,718	18,720	3,998	21.4%
Maintenance	304	320	(16)	(5.0)%
Total cost of revenue	$50,378	$39,384	$10,994	27.9%
Gross profit	144,704	113,111	31,593	27.9%
Gross margin	74.2%	74.2%	—	—

GAAP cost of revenue	$50,378	$39,384	$10,994	27.9%
Stock-based compensation expense	(741)	(986)	245	(24.8)%
Amortization of acquired intangible assets	(732)	(480)	(252)	52.5%
Non-GAAP cost of revenue	$48,905	$37,918	$10,987	29.0%
Non-GAAP gross profit	146,177	114,577	31,600	27.6%
Non-GAAP gross margin	74.9%	75.1%	—	—

Cost of revenue increased 27.9% to $50.4 million for the six months ended June 30, 2025, primarily driven by a $4.9 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $4.7 million increase in personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$70,295	$60,409	$9,886	16.4%
Percentage of revenue	36.0%	39.6%	—	—

GAAP sales and marketing	$70,295	$60,409	$9,886	16.4%
Stock-based compensation expense	(5,168)	(4,498)	(670)	14.9%
Amortization of acquired intangible assets	(280)	(222)	(58)	26.1%
Non-GAAP sales and marketing	$64,847	$55,689	$9,158	16.4%
Non-GAAP percentage of revenue	33.2%	36.5%	—	—

Sales and marketing expenses increased 16.4% to $70.3 million for the six months ended June 30, 2025, primarily driven by a $7.1 million increase in personnel costs, and a $1.8 million increase in marketing spend.

General and Administrative

General and administrative expenses during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$38,379	$35,052	$3,327	9.5%
Percentage of revenue	19.7%	23.0%	—	—

GAAP general and administrative	$38,379	$35,052	$3,327	9.5%
Stock-based compensation expense	(10,334)	(10,526)	192	(1.8)%
Non-GAAP general and administrative	$28,045	$24,526	$3,519	14.3%
Non-GAAP percentage of revenue	14.4%	16.1%	—	—

General and administrative expenses increased 9.5% to $38.4 million for the six months ended June 30, 2025. The increase was primarily driven by a $3.2 million increase in personnel costs.

Part I
Item 2

Research and Development

Research and development expenses during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$25,649	$22,989	$2,660	11.6%
Percentage of revenue	13.1%	15.1%	—	—

GAAP research and development	$25,649	$22,989	$2,660	11.6%
Stock-based compensation expense	(4,520)	(3,986)	(534)	13.4%
Non-GAAP research and development	$21,129	$19,003	$2,126	11.2%
Non-GAAP percentage of revenue	10.8%	12.5%	—	—

Research and development expenses increased 11.6%   to $25.6  million for the six months ended June 30, 2025 , primarily driven by a $1.9 million increase in personnel costs associated with the expansion of our workforce.

Income Tax Provision

Income tax expense during the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Income tax expense	$5,268	$5,987	$(719)	(12.0)%

AvePoint’s income tax expense for the six months ended June 30, 2025 was $5.3 million, compared to $6.0 million for the six months ended June 30, 2024. The effective tax rate was 44.9% for the six months ended June 30, 2025, compared to (67.2)% for the six months ended June 30, 2024. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

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

Part I
Item 2

Non-GAAP Operating Income and Non-GAAP Operating Margin

The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
GAAP operating income (loss)	$7,094	$(2,138)	$10,381	$(5,339)
GAAP operating margin	7.0%	(2.7)%	5.3%	(3.5)%
Add:
Stock-based compensation	11,143	10,538	20,763	19,996
Amortization of acquired intangible assets	546	349	1,012	702
Non-GAAP operating income	$18,783	$8,749	$32,156	$15,359
Non-GAAP operating margin	18.4%	11.2%	16.5%	10.1%

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

GAAP operating margin for the three months ended June 30, 2025 and 2024 was 7.0% and (2.7)%, respectively. Non-GAAP operating margin for the three months ended June 30, 2025 and 2024 was 18.4% and 11.2%, respectively. The increase in non-GAAP operating margin was primarily attributable to the Company’s enhanced focus on expense management and continued scaling of the Company’s channel partner strategy.

GAAP operating margin for the six months ended June 30, 2025 and 2024 was 5.3% and (3.5)%, respectively. Non-GAAP operating margin for the six months ended June 30, 2025 and 2024 was 16.5% and 10.1%, respectively. The increase in non-GAAP operating margin was primarily attributable to the Company’s enhanced focus on expense management and continued scaling of the Company’s channel partner strategy.

Liquidity and Capital Resources

As of June 30, 2025, we had $429.8 million in cash and cash equivalents and $0.3 million in short-term investments and no outstanding debt.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. In addition, we extended a credit facility with a remaining commitment of $1.5 million, and committed $50.0 million to a growth equity fund. We also have letters of credit issued in the amount of $1.1 million as security for operating leases, and $5.7 million as security for customer contingency agreements. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. See “Note 10 – Commitments and Contingencies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the purchase commitments.

Part I
Item 2

We also maintain a loan and security agreement (the “Loan Agreement”), dated November 3, 2023, with HSBC Bank USA, National Association, (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may draw upon at our request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. Pursuant to the Loan Agreement, we pledged, assigned and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and assets as security for our obligations under the Loan Agreement. As of June 30, 2025, we are compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

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

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$20,765	$23,914
Net cash used in investing activities	(30,332)	(2,587)
Net cash provided by (used in) financing activities	146,794	(15,820)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $20.8 million, reflecting AvePoint’s net income of $6.5 million, adjusted for non-cash items of $32.8 million and net cash outflows of $18.5 million from changes in operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation and foreign currency remeasurement losses. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and a decrease in prepaid expenses and other current assets primarily related to prepaid rent, an increase in deferred revenue, offset by a decrease in accrued expenses primarily due to accrued bonuses, commissions and payroll taxes.

Net cash provided by operating activities for the six months ended June 30, 2024 was $23.9 million, reflecting AvePoint’s net loss of $14.9 million, adjusted for non-cash items of $33.9 million and net cash inflows of $4.9 million from changes in operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation which reflects ongoing compensation and an increase in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to timing of customer invoices and decrease in prepaid expenses and other current assets primarily related to prepaid insurance, an increase in deferred revenue and a decrease in accrued expenses primarily due to accrued bonuses, commissions and VAT/sales tax payable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $30.3 million. It primarily consisted of $14.9 million of cash paid in business acquisitions, $12.1 million to repurchase the noncontrolling interest in MaivenPoint Pte. Ltd., $2.5 million of purchases of property and equipment, and $0.8 million from the capitalization of internal use software.

Net cash used in investing activities for the six months ended June 30, 2024 was $2.6 million. It primarily consisted of $1.4 million of purchases of short-term investments, $0.9 million of purchases of property and equipment, $0.8 million issuance of notes receivables, and $0.7 million from the capitalization of internal use software, partially offset by $1.2 million from the maturity of short-term investments.

Part I
Item 2

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $146.8 million, primarily consisting of $157.7 million of proceeds from the exercises of warrants and $8.0 million of proceeds from the exercise of stock options, partially offset by $19.0 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the “Share Repurchase Program”).

Net cash used in financing activities for the six months ended June 30, 2024 was $15.8 million, primarily consisting of $19.2 million in repurchases of common stock under the Share Repurchase Program, partially offset by $3.3 million of proceeds from the exercise of stock options.

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

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of June 30, 2025, the commitments related to these operating leases is $20.6 million, of which $8.0 million is due in the next twelve months.

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

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $430.1 million as of June 30, 2025, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. As of June 30, 2025, we had no outstanding obligations under our line of credit with HSBC under the Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue denominated in currencies other than the U.S. Dollar, primarily consisting of the Euro, the Singapore Dollar, the Japanese Yen, the Australian Dollar and the British Pound Sterling. Our revenues therefore benefit from a weakening of the U.S. Dollar relative to these currencies and, conversely, are adversely affected by a strengthening of the U.S. Dollar relative to these currencies.

We also have foreign currency risks related to operating expenses denominated in a number of currencies other than the U.S. Dollar. Our expenses are therefore adversely affected from a weakening of the U.S. Dollar relative to these currencies and, conversely, benefit by a strengthening of the U.S. Dollar relative to these currencies.

Revenues denominated in the U.S. Dollar as a percentage of total revenues were approximately 37% for the quarter ended June 30, 2025. Expenses denominated in the U.S. Dollar as a percentage of total expenses were approximately 49% for the quarter ended June 30, 2025.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in income from operations of approximately $1.6 million for the quarter ended June 30, 2025. This analysis disregards that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits.

Part I

Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended June 30, 2025, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation.

Refer to the information under the section titled “Risk Factors” of our Annual Report (Part I, Item 1A of our Annual Report) for information regarding the potential legal and regulatory risks (including potential legal proceedings and litigation) in which we may become involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 ("Q1 2025 10-Q"), which risks and uncertainties could affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors previously disclosed in our Annual Report and Q1 2025 10-Q. We urge you to read the risk factors in our Annual Report and Q1 2025 10-Q.

Part II

Items 2, 3 and 4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended June 30, 2025, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

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

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended June 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
April 1, 2025 - April 30, 2025	142,934	$14.1443	142,934	$136,346,900
May 1, 2025 - May 31, 2025	14,505	$17.5561	14,505	$136,092,249
June 1, 2025 - June 30, 2025	256,889	$18.5760	256,889	$131,320,274

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan Election

On June 22, 2025, Xunkai Gong, our Executive Chairman, adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, providing for the sale from time to time of an aggregate of up to 300,000 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 15, 2026, or earlier if all transactions under the trading arrangement are completed.

On June 22, 2025, James Caci, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, providing for the sale from time to time of an aggregate of up to 30,000 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

Subsequent Events

The following material subsequent event occurred since the date of the most recent balance sheet period reported.

On June 11, 2025, the Company directed its warrant agent to issue a notice of redemption to each registered holder of its outstanding public warrants stating that, pursuant to the terms of the Warrant Agreement dated September 16, 2019, it would redeem all public warrants that remained outstanding as of July 11, 2025 (the "Redemption Date"), at a redemption price of $0.01 per warrant.

 Subsequent to June 30, 2025, a total of 758,100 warrants were exercised, with total cash proceeds of $8.7 million. A total of 189,496 public warrants remained unexercised on the Redemption Date, and AvePoint redeemed those warrants. Following the Redemption Date, the Company has no public warrants outstanding.

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

AVEPOINT, INC.

Date: August 7, 2025	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)