Form 10-Q
period 2025-09-30
AvePoint, Inc.
filed 2025-11-06
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 5, 2025, there were 215,789,313 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2025

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$471,640	$290,735
Accounts receivable, net	90,884	87,365
Prepaid expenses and other current assets	18,169	16,695
Total current assets	580,693	394,795
Property and equipment, net	6,140	5,289
Goodwill	37,908	17,715
Intangible assets, net	12,349	8,889
Operating lease right-of-use assets	18,380	15,954
Deferred contract costs	65,304	59,838
Other assets	22,741	16,575
Total assets	$743,515	$519,055
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,519	$2,352
Accrued expenses and other current liabilities	83,200	76,135
Current portion of deferred revenue	159,136	144,468
Total current liabilities	244,855	222,955
Long-term operating lease liabilities	11,344	9,909
Long-term portion of deferred revenue	15,066	8,840
Other liabilities	5,441	6,403
Total liabilities	276,706	248,107
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 212,588 and 194,071 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	21	19
Additional paid-in capital	970,918	779,007
Accumulated other comprehensive income	6,744	576
Accumulated deficit	(510,874)	(510,448)
Noncontrolling interest	—	1,794
Total stockholders’ equity	466,809	270,948
Total liabilities and stockholders’ equity	$743,515	$519,055

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
SaaS	$83,982	$60,866	$230,241	$165,820
Term license and support	11,143	14,140	31,255	35,128
Services	13,766	10,810	39,189	31,808
Maintenance	837	2,988	4,125	8,543
Total revenue	109,728	88,804	304,810	241,299
Cost of revenue:
SaaS	14,596	10,624	41,156	30,139
Term license and support	278	373	1,074	1,202
Services	13,255	10,057	35,973	28,777
Maintenance	16	167	320	487
Total cost of revenue	28,145	21,221	78,523	60,605
Gross profit	81,583	67,583	226,287	180,694
Operating expenses:
Sales and marketing	35,593	30,050	105,888	90,459
General and administrative	23,925	17,043	62,304	52,095
Research and development	13,936	12,838	39,585	35,827
Total operating expenses	73,454	59,931	207,777	178,381
Income from operations	8,129	7,652	18,510	2,313
Other income (expense), net	4,678	(4,541)	6,024	(8,107)
Income (loss) before income taxes	12,807	3,111	24,534	(5,794)
Income tax (benefit) expense	(210)	183	5,058	6,170
Net income (loss)	$13,017	$2,928	$19,476	$(11,964)
Net income (loss) attributable to noncontrolling interest	—	308	321	(59)
Net income (loss) available to common stockholders	$13,017	$2,620	$19,155	$(11,905)
Net income (loss) per share:
Basic	$0.06	$0.01	$0.09	$(0.07)
Diluted	$0.06	$0.01	$0.08	$(0.07)
Weighted average shares outstanding:
Basic	212,001	183,946	205,049	182,753
Diluted	232,897	203,859	228,985	182,753

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$13,017	$2,928	$19,476	$(11,964)
Other comprehensive income (loss) net of taxes
Unrealized gain (loss) on available-for-sale securities	45	3	28	(138)
Foreign currency translation adjustments	(916)	1,794	6,215	1,395
Total other comprehensive (loss) income	(871)	1,797	6,243	1,257
Total comprehensive income (loss)	$12,146	$4,725	$25,719	$(10,707)
Comprehensive income (loss) attributable to noncontrolling interest	—	406	432	(35)
Total comprehensive income (loss) available to common stockholders	$12,146	$4,319	$25,287	$(10,672)

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2025	211,138,994	$21	$953,446	$(517,947)	$7,615	$443,135
Proceeds from exercise of options	183,478	—	490	—	—	490
Common stock issued upon vesting of restricted stock units	1,035,332	—	—	—	—	—
Stock-based compensation expense	—	—	10,678	—	—	10,678
Proceeds from exercise of warrants	758,100	—	8,718	—	—	8,718
Redemption of warrants	—	—	(2)	—	—	(2)
Repurchase and retirement of common stock	(528,132)	—	(2,412)	(5,944)	—	(8,356)
Comprehensive income:
Net income	—	—	—	13,017	—	13,017
Unrealized gain on available-for-sale securities	—	—	—	—	45	45
Foreign currency translation adjustments	—	—	—	—	(916)	(916)
Balance, September 30, 2025	212,587,772	$21	$970,918	$(510,874)	$6,744	$466,809

	Three Months Ended September 30, 2024
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, June 30, 2024	186,657,306	$19	$688,487	$(485,327)	$2,732	$1,497	$207,408
Proceeds from exercise of options	117,457	—	279	—	—	—	279
Common stock issued upon vesting of restricted stock units	874,326	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,811	—	—	—	9,811
Reclassification of earn-out RSUs to earn-out shares	—	—	(120)	—	—	—	(120)
Purchase of public warrants	—	—	(3,828)	—	—	—	(3,828)
Repurchase and retirement of common stock	(218,546)	—	(810)	(1,744)	—	—	(2,554)
Comprehensive loss:
Net income	—	—	—	2,620	—	308	2,928
Unrealized gain on available-for-sale securities	—	—	—	—	3	—	3
Foreign currency translation adjustments	—	—	—	—	1,696	98	1,794
Balance, September 30, 2024	187,430,543	$19	$693,819	$(484,451)	$4,431	$1,903	$215,721

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2024	194,070,512	$19	$779,007	$(510,448)	$576	$1,794	$270,948
Proceeds from exercise of options	1,679,075	—	8,519	—	—	—	8,519
Common stock issued upon vesting of restricted stock units	3,956,586	—	—	—	—	—	—
Stock-based compensation expense	—	—	31,441	—	—	—	31,441
Repurchase of noncontrolling interest	—	—	(9,958)	—	36	(2,226)	(12,148)
Reclassification of warrant liabilities	—	—	1,452	—	—	—	1,452
Proceeds from exercise of warrants	14,625,054	2	168,187	—	—	—	168,189
Redemption of warrants	—	—	(2)				(2)
Repurchase and retirement of common stock	(1,743,455)	—	(7,728)	(19,581)	—	—	(27,309)
Comprehensive income:
Net income	—	—	—	19,155	—	321	19,476
Unrealized gain on available-for-sale securities	—	—	—	—	28	—	28
Foreign currency translation adjustments	—	—	—	—	6,104	111	6,215
Balance, September 30, 2025	212,587,772	$21	$970,918	$(510,874)	$6,744	$—	$466,809

	Nine Months Ended September 30, 2024
	Redeemable	Total					Accumulated
	noncontrolling	mezzanine			Additional		Other		Total
	interest	equity	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2023	$6,038	$6,038	184,652,402	$18	$667,881	$(460,496)	$3,196	$8,207	$218,806
Proceeds from exercise of options	—	—	1,502,820	—	3,613	—	—	—	3,613
Common stock issued upon vesting of restricted stock units	—	—	3,905,299	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	29,807	—	—	—	29,807
Accretion of redeemable noncontrolling interest	(99)	(99)	—	—	—	99	—	—	99
Redemption of noncontrolling interest	(5,926)	(5,926)	—	—	6,379	—	2	(6,381)	—
Reclassification of earn-out RSUs to earn-out shares	—	—	—	—	(378)	—	—	—	(378)
Purchase of public warrants	—	—	—	—	(3,828)	—	—	—	(3,828)
Repurchase and retirement of common stock	—	—	(2,629,978)	—	(9,654)	(12,050)	—	—	(21,704)
Comprehensive (loss) income:
Net (loss) income	(5)	(5)	—	—	—	(12,004)	—	45	(11,959)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(138)	—	(138)
Foreign currency translation adjustments	(8)	(8)	—	—	—	—	1,371	32	1,403
Balance, September 30, 2024	$—	$—	187,430,543	$19	$693,819	$(484,451)	$4,431	$1,903	$215,721

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income (loss)	$19,476	$(11,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,642	4,020
Operating lease right-of-use assets expense	6,400	4,975
Foreign currency remeasurement loss	4,302	1,212
Stock-based compensation	31,441	29,807
Deferred income taxes	(3,617)	(235)
Allowance for credit loss on notes receivables	4,037	—
Other	78	(4)
Change in value of earn-out and warrant liabilities	(408)	11,717
Changes in operating assets and liabilities:
Accounts receivable	2,210	6,873
Prepaid expenses and other current assets	(972)	1,767
Deferred contract costs and other assets	(8,616)	(3,280)
Accounts payable, accrued expenses, other current liabilities, operating lease liabilities and other liabilities	(16,167)	(598)
Deferred revenue	12,792	11,844
Net cash provided by operating activities	55,598	56,134
Investing activities
Maturities of investments	140	5,361
Purchases of investments	(140)	(1,850)
Repurchase of noncontrolling interest	(12,148)	—
Capitalization of internal-use software	(1,162)	(947)
Purchase of property and equipment	(2,986)	(2,303)
Issuance of notes receivables	—	(1,500)
Cash paid in business combinations, net of cash acquired	(14,893)	—
Other investing activities	—	(130)
Net cash used in investing activities	(31,189)	(1,369)
Financing activities
Purchase of common stock	(27,309)	(21,704)
Proceeds from warrant exercises	168,189	—
Proceeds from stock option exercises	8,519	3,613
Funds held on behalf of others	6,064	—
Redemption of redeemable noncontrolling interest	—	(6,130)
Purchase of public warrants	—	(3,991)
Repayments of finance leases	(5)	(6)
Redemption of warrants	(2)	—
Net cash provided by (used in) financing activities	155,456	(28,218)
Effect of exchange rates on cash	1,040	94
Net increase in cash and cash equivalents	180,905	26,641
Cash and cash equivalents at beginning of period	290,735	223,162
Cash and cash equivalents at end of period	$471,640	$249,803
Supplemental disclosures of cash flow information
Income taxes paid	$4,700	$5,552
Unpaid purchase consideration transferred in connection with the business combination	$5,499	$—

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

AvePoint’s common stock is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AVPT”. On September 18, 2025, AvePoint completed a secondary listing of its common stock on the Main Board of Singapore Exchange Securities Trading Limited (the “SGX-ST”) under the symbol “AVP”, in connection with a secondary offering of 13,290,360 shares of its common stock at the public offering price of S$19.50 per share, or approximately US$15.21 per share. The shares listed on the SGX-ST are fully fungible with the shares listed on Nasdaq. The underwriters of the secondary offering were granted an over-allotment option to purchase up to an additional 1,993,550 shares of common stock at the public offering price. On October 24, 2025, the underwriters partially executed the over-allotment option for an additional 1,319,130 shares of common stock. AvePoint did not receive any proceeds from the sale of its shares in the secondary offering of its common stock on the SGX-ST.

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

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2025.

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

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of short-term investments to be included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of December 31, 2024.

Cash and Cash Equivalents

The Company maintains cash and cash equivalents with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of September 30, 2025 and December 31, 2024, the Company’s cash balances at these entities were $15.3 million and $15.5 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

No events or circumstances have changed since any of our acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of September 30, 2025 or  December 31, 2024.

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, services, and maintenance contracts. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence.

Amortization of deferred contract costs of $5.7 million and $16.7 million for the three and nine months ended September 30, 2025, respectively, and $5.6 million and $15.7 million for the three and nine months ended  September 30, 2024, respectively, is included as a component of sales and marketing expenses in our condensed consolidated statements of income (loss). Deferred contract costs recognized as a contract asset in the condensed consolidated balance sheets were $65.3 million and $59.8 million as of  September 30, 2025 and December 31, 2024, respectively.

Revenue Recognition

The Company derives revenue from four primary sources: SaaS, term license and support, services, and maintenance. Services include installation services, training and other consulting services.

Term license revenue recognized at a point in time was $7.5 million and $19.7 million for the three and nine months ended September 30, 2025, respectively, and $9.9 million and $22.1 million for the three and nine months ended  September 30, 2024, respectively.

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

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Deferred revenue as of September 30, 2025 and December 31, 2024 was $174.2 million and $153.3 million, respectively. Revenue recognized that was included in the deferred revenue balance at the beginning of the period was $131.1 million for the nine months ended September 30, 2025.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2024	$95,683	$153,308	$59,838
Balance, September 30, 2025	103,393	174,202	65,304

(1) Includes long-term unbilled receivables included in other assets within the condensed consolidated balance sheets.

There were no significant changes to the Company’s contract assets or liabilities during the nine months ended September 30, 2025 and the year ended December 31, 2024 outside of its sales activities.

As of September 30, 2025, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $475.2 million, of which $399.6 million is related to SaaS and term license and support revenue. We expect to recognize approximately 57% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

Recent Accounting Pronouncements Not Yet Effective

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740)” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The amendment in this ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective on a prospective basis in annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is also permitted. We are currently evaluating the impact ASU 2025-05 will have on our consolidated financial statements and related disclosures. The Company does not expect adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 modernizes the capitalization criteria for internal-use software, eliminating references to project stages and instead requiring that projects meet completion probability criteria before costs can be capitalized. This ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The amendments in this ASU may be applied using a prospective, retrospective, or modified transition approach. Early adoption is also permitted. We are currently evaluating the impact ASU 2025-06 will have on our consolidated financial statements and related disclosures.

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

The acquisition-related costs incurred by the Company totaled $1.3 million, of which $0.0 million and $0.5 million were incurred during the three and nine months ended  September 30, 2025, respectively. These costs are recognized as an expense in the general and administrative item in the condensed consolidated statements of income (loss).

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

The valuation of assets acquired and liabilities assumed has not yet been finalized as of  September 30, 2025. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary Allocation
(in thousands)
Accounts receivable, net	$618
Prepaid expenses and other current assets	173
Property and equipment, net	68
Goodwill	17,195
Intangible assets, net	3,943
Operating lease right-of-use assets	562
Other assets	30
Accounts payable	(347)
Accrued expenses and other current liabilities	(374)
Current portion of deferred revenue	(2)
Long-term operating lease liabilities	(457)
Other liabilities	(1,017)
Total purchase consideration, net of cash acquired	$20,392

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The goodwill, which is generally not tax-deductible, is attributed to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business and the synergies expected to arise as a result of the acquisition.

The following table summarizes the purchase price allocated to the intangible assets acquired:

	Amount	Weighted Average Life
	(in thousands)	(in years)
Technology and software	$3,632	6.0
Customer related assets	311	5.0
Fair value of intangible assets acquired	$3,943	5.9

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

As of  September 30, 2025, the liability was $6.2 million and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets. During the three and nine months ended  September 30, 2025, the Company recorded interest income of $0.9 million and $0.1 million, respectively, to adjust the redemption value of the mandatorily redeemable noncontrolling interest. The interest income is included in other income (expense), net within the condensed consolidated statements of income (loss).

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance, December 31, 2024	$17,715
Acquisitions	17,195
Effect of foreign currency translation	2,998
Balance, September 30, 2025	$37,908

5. Intangible Assets, Net

Intangible assets consist of acquired intangible assets and self-developed software.

A summary of the balances of the Company’s intangible assets as of  September 30, 2025 and  December 31, 2024 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	September 30, 2025			December 31, 2024
	(in thousands)
Technology and software	$14,408	$(5,419)	$8,989	$8,906	$(3,446)	$5,460
Customer related assets	4,836	(1,476)	3,360	4,329	(1,036)	3,293
Content	—	—	—	818	(682)	136
Total	$19,244	$(6,895)	$12,349	$14,053	$(5,164)	$8,889

Amortization expense for intangible assets was $0.8 million and $2.4 for the three and nine months ended September 30, 2025, and $0.7 million and $1.9 million for the three and nine months ended  September 30, 2024, respectively.

As of September 30, 2025, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2025 (three months)	$807
2026	3,018
2027	2,500
2028	2,029
2029	1,482
Thereafter	2,513
Total intangible assets subject to amortization	$12,349

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	September 30,	December 31,
	2025	2024
	(in thousands)
Trade receivables	$66,035	$68,007
Current unbilled receivables	25,336	20,205
Allowance for credit losses	(487)	(847)
	$90,884	$87,365

7. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. Of the $30.0 million line of credit, a sublimit of approximately $8.1 million is designated to facilitate the issuance of bank guarantees, including letters of credit. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations. As of  September 30, 2025, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

8. Income Taxes

The Company had an effective tax rate of (1.6)% and 20.6% for the three and nine months ended September 30, 2025, respectively, and 5.9% and (106.5)% for the three and nine months ended  September 30, 2024, respectively.

The change in effective tax rates for the three-month period ended September 30, 2025 as compared to the three-month period ended  September 30, 2024 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions and stock-based compensation.

The change in effective tax rates for the nine-month period ended September 30, 2025 as compared to the nine-month period ended  September 30, 2024 was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions, stock-based compensation and changes in valuation allowance in certain jurisdictions.

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

ASC 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (“OBBBA”) was enacted into law. In general, the OBBBA makes permanent key corporate tax elements of the Tax Cuts and Jobs Act and modifies certain international tax provisions. The main provision of the OBBBA that will materially impact our current and deferred income taxes in 2025 is the restoration of the ability to immediately expense domestic research and experimental expenditures. The Company will continue to analyze the provisions of the OBBBA for other impacts to its current and deferred income taxes in the fourth quarter.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Leases

The Company is obligated under various non-cancelable operating leases primarily for office space. The initial terms of the leases expire on various dates through 2030. We determine if an arrangement is a lease at inception.

The components of the Company’s operating lease expenses are reflected in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Lease liability cost	$2,373	$1,853	$6,709	$5,353
Short-term lease expenses (1)	378	345	1,214	891
Variable lease cost not included in the lease liability (2)	142	163	336	478
Total lease cost	$2,893	$2,361	$8,259	$6,722

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

During the nine months ended September 30, 2025 and 2024, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $9.0 million and $5.2 million, respectively.

Other information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$2,216	$1,828	$6,840	$5,576

As of September 30, 2025, our operating leases had a weighted average remaining lease term of 3.2 years and a weighted average discount rate of 5.5%.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2024, our operating leases had a weighted average remaining lease term of 3.3 years and a weighted average discount rate of 5.2%.

The maturity schedule of the operating lease liabilities as of September 30, 2025 is as follows:

Year Ending December 31:
(in thousands)
2025 (three months)	$2,257
2026	7,962
2027	5,415
2028	2,156
2029	1,671
Thereafter	1,215
Total future lease payments	20,676
Less: Present value adjustment	(1,773)
Present value of future lease payments (1)	$18,903

(1) Includes the current portion of operating lease liabilities of $7.6 million, which is reflected in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

As of  September 30, 2025, letters of credit have been issued in the amount of $1.1 million as security for operating leases. The letters of credit are secured by a sublimit of our line of credit (refer to “Note 7 - Line of Credit” for further details).

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

In  December 2022, the Company signed an unconditional purchase commitment in the amount of $96.0 million to purchase IT solutions over a three-year term. Under this agreement, payments are made upon access to the service. Any remaining obligations are due at the end of the three-year term in  December 2025 and to be used through December 2026 as specified in the agreement. Given the Company’s history of procuring similar products, it is expected that cash payments to the supplier will occur in 2023 through 2025 with any remaining amounts coming due in 2025. The Company paid $10.3 million and $27.6 million, respectively, during the three and nine months ended September 30, 2025, and $7.0 million and $20.7 million, respectively, during the three and nine months ended  September 30, 2024, related to the  December 2022 agreement.

In  December 2024, the Company signed an unconditional purchase commitment in the amount of $15.0 million to purchase additional IT solutions over a five-year term. Under this agreement, payments are made upon access to the service. The agreement specified four minimum commitment periods. The minimum commitment payments are due at the end of each minimum commitment period.

In  February 2024, the Company made a commitment to contribute $50.0 million to a growth equity fund. As of  September 30, 2025, this commitment remains outstanding. Refer to “Note 13 - Growth Equity Fund” for more information.

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of September 30, 2025, the Company was not a party to any other litigation.

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

As part of the business combination with Apex Technology Acquisition Corporation, Inc. (“Apex”), we assumed certain indemnification obligations for Apex Technology Sponsor LLC (the “Sponsor”) and Jeff Epstein, Brad Koenig, David Chao, Peter Bell, Donna Wells, and Alex Vieux (the “Indemnitees” or “Defendants”). On February 2, 2024, Drulias and Farzad (as purported Apex stockholders, the “Plaintiffs”) filed a class action complaint against the Indemnities in Delaware Court of Chancery, captioned Dean William Drulias, et.al. v. Apex Technology Sponsor LLC, et.al., C.A. No. 2024-0094-LWW. The Plaintiffs asserted breach of fiduciary duty and unjust enrichment claims against the Defendants. The complaint alleged that the Defendants made false and misleading disclosures in the June 2, 2021 proxy statement of Apex impacting its stockholders’ vote to approve a merger between Apex and us and also affecting stockholders’ redemption rights prior to the merger. The Plaintiffs sought unspecified damages, rescission or rescissory damages, and disgorgement of unjust enrichment. We were not a named defendant in the complaint but had indemnification obligations to the Defendants under indemnification agreements executed during the merger. Also, in accordance with the business combination agreement, Apex and the Sponsor obtained insurance policies to cover post-closing liability, with Apex securing a policy with a limit of $10 million and the Sponsor securing a policy with a limit of $3 million. The parties participated in a mediation in October 2024 and agreed to settlement terms. Pursuant to a fully executed settlement agreement, releasing us and the Defendants and settling the class action, we contributed $1.4 million in the second quarter toward the total settlement amount of $14.4 million. The remaining $13 million was paid pursuant to the two aforementioned insurance policies covering the Defendants and the Sponsor. As of  September 30, 2025 and December 31, 2024, an estimated accrual of $0.0 million and $1.4 million, respectively, was included in the accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements for the completion of service projects, the completion of which are secured by a sublimit of our line of credit (refer to “Note 7 - Line of Credit” for further details). As of September 30, 2025, letters of credit for customer-related contingency agreements have been issued in the amount of $5.8 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

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

The private placement warrants are non-transferable and any transfer to an unrelated party would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. On April 10, 2025 (the “Private Warrants Transfer Date”), the private placement warrants were transferred to an unrelated party and converted into public warrants. As a result, the public warrants were reclassified from other liabilities to additional paid-in capital in the consolidated balance sheets by $1.5 million. Following the reclassification, there were no remaining private placement warrants. The fair value was remeasured as of the Private Warrants Transfer Date and December 31, 2024, and was determined to be $1.5 million and $1.9 million, respectively, and included in other liabilities in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, a $0.0 million and a $0.4 million decrease in liability was recognized respectively, and during the three and nine months ended  September 30, 2024, a $0.3 million and $0.5 million increase in liability was recognized, respectively, and included as other income (expense), net in the condensed consolidated statements of income (loss).

12. Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company was authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 212,587,772 and 194,070,512 shares issued and outstanding as of  September 30, 2025 and December 31, 2024, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”) for the Company to buy back shares of its common stock for a period of three years from the date of authorization. On February 25, 2025, the Company’s Board of Directors renewed the Share Repurchase Program for an additional three years from the date of renewal. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased and retired 1,743,455 shares at an average price of $15.66 per share. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the condensed consolidated balance sheet during the nine months ended September 30, 2025, were reduced by $0.0 million, $7.7 million, and $19.6 million, respectively. During the nine months ended  September 30, 2024, the Company repurchased and retired 2,629,978 shares at an average price of $8.25 per share.

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

On June 6, 2025, the last sales price of the Company’s Common Stock was at least $18.00 per share on each of 20 trading days within a 30-trading day period. On July 16, 2025, the Company redeemed all 189,496 public warrants that remained outstanding as of July 11, 2025 (the “Redemption Date”), at a redemption price of $0.01 per warrant.

During the nine months ended September 30, 2025, 14,625,054 warrants were exercised, with total cash proceeds of $168.2 million. As of  September 30, 2025, no warrants remained outstanding.

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

As of  September 30, 2025, no portion of the Company’s $50.0 million commitment has been called or was callable.

The Company also recorded management fees and establishment costs of $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.9 million for the  three and nine months ended  September 30, 2024, respectively, were included in general and administrative in the condensed consolidated statements of income (loss).

In September 2025, the Company decided to discontinue its participation in the Fund. As a result, during the three and nine months ended September 30, 2025, the Company recorded a credit loss of $3.5 million, offset by a reduction of $1.6 million of accrued expenses. Both were included in general and administrative in the condensed consolidated statement of income (loss). During the three and nine months ended September 30, 2025 the Company also recorded a $0.5 million interest loss included in other income (expense), net in the condensed consolidated statement of income (loss).

As of  September 30, 2025 and December 31, 2024, an estimated payable of $1.6 million and $2.4 million, respectively, was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of September 30, 2025, 36,591,511 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options and restricted stock units to employees, directors and consultants.

Total stock-based compensation expense was $10.7 million and $31.4 million for the three and nine months ended September 30, 2025, respectively, and was $9.8 million and $29.8 million for three and nine months ended  September 30, 2024, respectively.

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

As of September 30, 2025, there was $4.2 million in unrecognized compensation costs related to all unvested options.

As of  September 30, 2025, the Company had 21,778,971 options outstanding and 20,794,282 options exercisable with intrinsic values of $231.5 million and $224.8 million, respectively. During the nine months ended September 30, 2025, 1,679,075 options were exercised, with a total intrinsic value of $21.1 million.

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

2,120,211 Time-Based RSUs and 301,842 PSUs were granted under the 2021 Plan during the nine months ended September 30, 2025, with a weighted-average grant date fair-value of $14.76 per award. The compensation costs for RSUs are recognized using the straight-line attribution method over the requisite service period and are accounted for forfeitures as they occur. RSUs are measured at the fair market value of the underlying stock at the grant date. RSUs that vested during the nine months ended  September 30, 2025 had an aggregate fair value at vesting of $64.4 million. As of September 30, 2025, there was $61.9 million in unrecognized compensation costs specific to the unvested RSUs, to be recognized over a weighted-average period of 2.6 years. As of  September 30, 2025, the Company had 7,007,132 unvested Time-Based RSUs and 804,518 unvested PSUs with a weighted-average grant date fair-value of $8.79 per award.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are classified in the categories described in the table below:

	September 30, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,704	$—	$1,704
Money market funds	—	4,204	—	4,204
U.S. treasury bills	—	187,127	—	187,127
Prepaid expenses and other current assets:
Certificates of deposit (1)	—	339	—	339
Other assets:
Certificates of deposit (1)	—	206	—	206
Total	$—	$193,580	$—	$193,580
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (2)	$—	$—	$5,679	$5,679
Total	$—	$—	$5,679	$5,679

	December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,504	$—	$1,504
Money market funds	—	4,188	—	4,188
U.S. treasury bills	—	181,210	—	181,210
Prepaid expenses and other current assets:
Certificates of deposit (1)	—	165	—	165
Other assets:
Certificates of deposit (1)	—	39	—	39
Notes receivables (3)	—	—	3,938	3,938
Total	$—	$187,106	$3,938	$191,044
Liabilities:
Other liabilities:
Warrant liabilities (4)	$—	$1,861	$—	$1,861
Total	$—	$1,861	$—	$1,861

(1) The majority of certificates of deposit are foreign deposits.

(2) The fair value of mandatorily redeemable noncontrolling interest is based on discounted redemption value using risk-free rates offered for similar financing with the same remaining maturities.

(3) During 2023, the Company extended a credit facility to LCP with a total commitment of up to $5.0 million and maturities of greater than twelve months (the “LCP Notes Receivable”). Refer to “Note 13 — Growth Equity Fund” for further details. The LCP Notes Receivable bear interest at an annual rate equal to 8%. As of  December 31, 2024, the LCP Notes Receivable in the amounts of $3.8 million was included in other assets within the condensed consolidated balance sheets. Fair value is based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities.

(4) Refer to “Note 11 — Warrant Liabilities” for further details.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize the Company’s available-for-sale securities measured at fair value as of  September 30, 2025 and December 31, 2024.

	September 30, 2025
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Gains
U.S. treasury bills	$187,106	$187,127	$21
Total	$187,106	$187,127	$21

	December 31, 2024
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$181,217	$181,210	$(7)
Total	$181,217	$181,210	$(7)

The contractual maturity of the available-for-sale securities held as of  September 30, 2025 and December 31, 2024 was within one year.

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

The following table sets forth the information about the Company’s reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:	$109,728	$88,804	$304,810	$241,299

Less:
People expenses	56,267	46,698	164,010	138,017
Stock-based compensation	10,678	9,811	31,441	29,807
Cloud and server hosting services expenses	11,825	8,332	32,019	23,493
Marketing expenses	2,943	2,844	10,756	8,819
Other segment items (1)	14,998	18,191	47,108	53,127
Net income (loss)	$13,017	$2,928	$19,476	$(11,964)

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
North America	$43,094	$37,648	$119,117	$99,240
EMEA	35,454	26,298	96,760	72,193
APAC	31,180	24,858	88,933	69,866
Total revenue	$109,728	$88,804	$304,810	$241,299

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
United States	$42,485	$37,518	$118,051	$98,744
Germany	15,185	11,568	40,680	30,856
Singapore	12,900	10,700	38,205	31,409

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. Other Income (Expense), Net

Other income (expense), net is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Change in value of earn-out and warrant liabilities	$—	$(4,537)	$408	$(11,717)
Interest income, net	2,385	45	3,457	116
Gain on securities (1)	2,000	2,383	5,906	7,136
Foreign currency exchange (loss) gain, net	(254)	237	(4,000)	(975)
Other, net	547	(2,669)	253	(2,667)
Other income (expense), net	$4,678	$(4,541)	$6,024	$(8,107)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders
Numerator:
Net income (loss)	$13,017	$2,928	$19,476	$(11,964)
Net income attributable to Sponsor Earn-out Shares	—	(41)	—	—
Net (income) loss attributable to noncontrolling interest	—	(308)	(321)	59
Total net income (loss) available to common stockholders	$13,017	$2,579	$19,155	$(11,905)
Denominator:
Weighted average common shares outstanding	212,001	183,946	205,049	182,753
Effect of dilutive securities
Stock options	15,985	14,533	16,430	—
RSUs	4,874	5,380	5,659	—
Warrants	37	—	1,847	—
Weighted average diluted shares	232,897	203,859	228,985	182,753

Basic net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders	$0.06	$0.01	$0.09	$(0.07)
Diluted net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders	$0.06	$0.01	$0.08	$(0.07)

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The below table includes the total potentially dilutive securities for the three and nine months ended September 30, 2025 and 2024, which have been excluded from the computation of diluted net income (loss) per share as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	86	12	64	25,195
RSUs	3	1	3	10,534
Warrants	—	16,308	—	16,308
Earn-out shares	—	3,000	—	3,000
Total	89	19,321	67	55,037

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

Third Quarter 2025 Business Highlights

 ~~▪~~ 	Total annual recurring revenue (“ARR”) increased 26% year-over-year to $390.0 million as of September 30, 2025;
 ~~▪~~ 	Total revenue increased 24% year-over-year to $109.7 million for the three months ended September 30, 2025, 21% on a constant currency basis;
 ~~▪~~ 	SaaS revenue increased 38% year-over-year to $84.0 million for the three months ended September 30, 2025, 35% on a constant currency basis;
 ~~▪~~ 	Announced its listing on the Main Board of Singapore Exchange Securities Trading Limited (the “SGX-ST”) under the symbol “AVP”, making AvePoint the first B2B SaaS stock to be listed on the SGX-ST and the first company to be dual listed on both Nasdaq and the SGX-ST.

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

	September 30,
	2025	2024
Total ARR ($ in mil)	$390.0	$308.9

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

As of September 30, 2025 and September 30, 2024, total ARR was $390.0 million and $308.9 million, respectively, representing growth of 26% year over year, both on a reported basis and when adjusted for FX.

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

Other Income (Expense), net	Other Income (Expense), net consists primarily of realized gains/losses for securities, foreign currency remeasurement gains/losses, and fair value adjustments on earn-out and warrant liabilities.

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

Comparison of Three Months Ended September 30, 2025 and September 30, 2024

Revenue

The components of AvePoint’s revenue during the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$83,982	$60,866	$23,116	38.0%
Term license and support	11,143	14,140	(2,997)	(21.2)%
Services	13,766	10,810	2,956	27.3%
Maintenance	837	2,988	(2,151)	(72.0)%
Total revenue	$109,728	$88,804	$20,924	23.6%

Total revenue increased 23.6% to $109.7 million for the three months ended September 30, 2025, primarily due to an increase in SaaS revenue, which increased 38.0% to $84.0 million, and represented 77% of total revenue, up from 69% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in term license and support and maintenance revenues. The growth in total revenue was also due to an increase in services revenue, which grew 27.3% to $13.8 million.

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

Revenue by geographic region for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
North America	$43,094	$37,648	$5,446	14.5%
EMEA	35,454	26,298	9,156	34.8%
APAC	31,180	24,858	6,322	25.4%
Total	$109,728	$88,804	$20,924	23.6%

For the three months ended September 30, 2025, North America revenue increased 14.5% to $43.1 million, driven by a 36.5%, or $9.6 million, increase in SaaS revenue, partially offset by a combined $4.2 million decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 34.8% to $35.5 million, driven by a 42.2%, or $9.4 million, increase in SaaS revenue, partially offset by a combined $0.2 million net decrease in term license and support, services, and maintenance revenues. APAC revenues increased 25.4% to $31.2 million, primarily driven by a 33.5%, or $4.1 million, increase in SaaS revenue, a 34.2%, or $3.0 million, increase in services revenue, a 44.8%, or $1.0 million, increase in term license and support revenue, partially offset by a $1.8 million decrease in maintenance revenues.

On a constant currency basis, EMEA revenues increased 27.5%, while EMEA SaaS revenues increased 34.5%. On a constant currency basis, APAC revenues increased 24.5%, while APAC SaaS revenues increased 33.4%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$14,596	$10,624	$3,972	37.4%
Term license and support	278	373	(95)	(25.5)%
Services	13,255	10,057	3,198	31.8%
Maintenance	16	167	(151)	(90.4)%
Total cost of revenue	$28,145	$21,221	$6,924	32.6%
Gross profit	81,583	67,583	14,000	20.7%
Gross margin	74.4%	76.1%	—	—

GAAP cost of revenue	$28,145	$21,221	$6,924	32.6%
Stock-based compensation expense	(409)	(530)	121	(22.8)%
Amortization of acquired intangible assets	(360)	(242)	(118)	48.8%
Non-GAAP cost of revenue	$27,376	$20,449	$6,927	33.9%
Non-GAAP gross profit	82,352	68,355	13,997	20.5%
Non-GAAP gross margin	75.1%	77.0%	—	—

Cost of revenue increased 32.6% to $28.1 million for the three months ended September 30, 2025, primarily driven by a $3.5 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $2.7 million increase in personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$35,593	$30,050	$5,543	18.4%
Percentage of revenue	32.4%	33.8%	—	—

GAAP sales and marketing	$35,593	$30,050	$5,543	18.4%
Stock-based compensation expense	(2,679)	(2,186)	(493)	22.6%
Amortization of acquired intangible assets	(117)	(120)	3	(2.5)%
Non-GAAP sales and marketing	$32,797	$27,744	$5,053	18.2%
Non-GAAP percentage of revenue	29.9%	31.2%	—	—

Sales and marketing expenses increased 18.4% to $35.6 million for the three months ended September 30, 2025, primarily driven by a $5.2 million increase in personnel costs.

General and Administrative

General and administrative expenses during the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$23,925	$17,043	$6,882	40.4%
Percentage of revenue	21.8%	19.2%	—	—

GAAP general and administrative	$23,925	$17,043	$6,882	40.4%
Stock-based compensation expense	(5,515)	(4,925)	(590)	12.0%
Secondary listing costs	(2,941)	—	(2,941)	100.0%
Discontinuation of growth equity fund	(1,917)	—	(1,917)	100.0%
Non-GAAP general and administrative	$13,552	$12,118	$1,434	11.8%
Non-GAAP percentage of revenue	12.4%	13.6%	—	—

General and administrative expenses increased 40.4% to $23.9 million for the three months ended September 30, 2025. The increase was primarily driven by $2.9 million of one-time costs related to the Company’s secondary listing on the SGX-ST, a $2.1 million increase in personnel costs, and $1.9 million of costs related to the discontinuation of the Company’s participation in A3 Ventures Fund 1, L.P. (the "Fund").

Part I
Item 2

Research and Development

Research and development expenses during the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$13,936	$12,838	$1,098	8.6%
Percentage of revenue	12.7%	14.5%	—	—

GAAP research and development	$13,936	$12,838	$1,098	8.6%
Stock-based compensation expense	(2,075)	(2,170)	95	(4.4)%
Non-GAAP research and development	$11,861	$10,668	$1,193	11.2%
Non-GAAP percentage of revenue	10.8%	12.0%	—	—

Research and development expenses  increased   8.6%  to $13.9  million for the three months ended September 30, 2025 , primarily driven by a $0.7 million increase in personnel costs.

Income Tax Provision

Income tax expense during the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(210)	$183	$(393)	(214.8)%

AvePoint’s income tax benefit for the three months ended September 30, 2025 was $0.2 million, as compared to a tax expense of $0.2 million for the three months ended September 30, 2024. The effective tax rate was (1.6)% for the three months ended September 30, 2025, compared to 5.9% for the three months ended September 30, 2024. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

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

Part I
Item 2

Comparison of Nine Months Ended September 30, 2025 and September 30, 2024

Revenue

The components of AvePoint’s revenue during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$230,241	$165,820	$64,421	38.8%
Term license and support	31,255	35,128	(3,873)	(11.0)%
Services	39,189	31,808	7,381	23.2%
Maintenance	4,125	8,543	(4,418)	(51.7)%
Total revenue	$304,810	$241,299	$63,511	26.3%

Total revenue increased 26.3% to $304.8 million for the nine months ended September 30, 2025, primarily due to an increase in SaaS revenue, which increased 38.8% to $230.2 million, and represented 76% of total revenue, up from 69% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in term license and support and maintenance revenues. The growth in total revenue was also due to an increase in services revenue, which grew 23.2% to $39.2 million.

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

Revenue by geographic region for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
North America	$119,117	$99,240	$19,877	20.0%
EMEA	96,760	72,193	24,567	34.0%
APAC	88,933	69,866	19,067	27.3%
Total	$304,810	$241,299	$63,511	26.3%

For the nine months ended September 30, 2025, North America revenue increased 20.0% to $119.1 million, driven by a 35.1%, or $25.6 million, increase in SaaS revenue, partially offset by a combined $5.7 million net decrease in term license and support, services, and maintenance revenues. EMEA revenues increased 34.0% to $96.8 million, driven by a 42.7%, or $25.6 million, increase in SaaS revenue, partially offset by a combined $1.1 million net decrease in term license and support, services and maintenance revenues. APAC revenues increased 27.3% to $88.9 million, primarily driven by a 40.1%, or $13.2 million, increase in SaaS revenue, a 26.7%, or $6.8 million, increase in services revenue, and a combined $1.0 million net decrease in term license and support, and maintenance revenues.

On a constant currency basis, EMEA revenues increased 30.1%, while EMEA SaaS revenues increased 38.4%. On a constant currency basis, APAC revenues increased 26.3%, while APAC SaaS revenues increased 40.0%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$41,156	$30,139	$11,017	36.6%
Term license and support	1,074	1,202	(128)	(10.6)%
Services	35,973	28,777	7,196	25.0%
Maintenance	320	487	(167)	(34.3)%
Total cost of revenue	$78,523	$60,605	$17,918	29.6%
Gross profit	226,287	180,694	45,593	25.2%
Gross margin	74.2%	74.9%	—	—

GAAP cost of revenue	$78,523	$60,605	$17,918	29.6%
Stock-based compensation expense	(1,150)	(1,516)	366	(24.1)%
Amortization of acquired intangible assets	(1,092)	(722)	(370)	51.2%
Non-GAAP cost of revenue	$76,281	$58,367	$17,914	30.7%
Non-GAAP gross profit	228,529	182,932	45,597	24.9%
Non-GAAP gross margin	75.0%	75.8%	—	—

Cost of revenue increased 29.6% to $78.5 million for the nine months ended September 30, 2025, primarily driven by a $8.4 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $7.4 million increase in personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$105,888	$90,459	$15,429	17.1%
Percentage of revenue	34.7%	37.5%	—	—

GAAP sales and marketing	$105,888	$90,459	$15,429	17.1%
Stock-based compensation expense	(7,847)	(6,684)	(1,163)	17.4%
Amortization of acquired intangible assets	(397)	(342)	(55)	16.1%
Non-GAAP sales and marketing	$97,644	$83,433	$14,211	17.0%
Non-GAAP percentage of revenue	32.0%	34.6%	—	—

Sales and marketing expenses increased 17.1% to $105.9 million for the nine months ended September 30, 2025, primarily driven by a $12.3 million increase in personnel costs, and a $1.9 million increase in marketing spend.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$62,304	$52,095	$10,209	19.6%
Percentage of revenue	20.4%	21.6%	—	—

GAAP general and administrative	$62,304	$52,095	$10,209	19.6%
Stock-based compensation expense	(15,849)	(15,451)	(398)	2.6%
Secondary listing costs	(2,941)	—	(2,941)	100.0%
Discontinuation of growth equity fund	(1,917)	—	(1,917)	100.0%
Non-GAAP general and administrative	$41,597	$36,644	$4,953	13.5%
Non-GAAP percentage of revenue	13.6%	15.2%	—	—

General and administrative expenses increased 19.6% to $62.3 million for the nine months ended September 30, 2025. The increase was primarily driven by a $5.3 million increase in personnel costs and $2.9 million of one-time costs related to the Company’s secondary listing on the SGX-ST, and $1.9 million of costs related to the discontinuation of the Company’s participation in the Fund.

Part I
Item 2

Research and Development

Research and development expenses during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$39,585	$35,827	$3,758	10.5%
Percentage of revenue	13.0%	14.8%	—	—

GAAP research and development	$39,585	$35,827	$3,758	10.5%
Stock-based compensation expense	(6,595)	(6,156)	(439)	7.1%
Non-GAAP research and development	$32,990	$29,671	$3,319	11.2%
Non-GAAP percentage of revenue	10.8%	12.3%	—	—

Research and development expenses increased 10.5%   to $39.6  million for the nine months ended September 30, 2025 , primarily driven by a $2.6 million increase in personnel costs associated with the expansion of our workforce.

Income Tax Provision

Income tax expense during the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Income tax expense	$5,058	$6,170	$(1,112)	(18.0)%

AvePoint’s income tax expense for the nine months ended September 30, 2025 was $5.1 million, compared to $6.2 million for the nine months ended September 30, 2024. The effective tax rate was 20.6% for the nine months ended September 30, 2025, compared to (106.5)% for the nine months ended September 30, 2024. The change in effective tax rates was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates, the impact of foreign inclusions, stock-based compensation, and changes in valuation allowance.

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

Part I
Item 2

Non-GAAP Operating Income and Non-GAAP Operating Margin

The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
GAAP operating income	$8,129	$7,652	$18,510	$2,313
GAAP operating margin	7.4%	8.6%	6.1%	1.0%
Add:
Stock-based compensation	10,678	9,811	31,441	29,807
Amortization of acquired intangible assets	477	362	1,489	1,064
Secondary listing costs	2,941	—	2,941	—
Discontinuation of growth equity fund	1,917	—	1,917	—
Non-GAAP operating income	$24,142	$17,825	$56,298	$33,184
Non-GAAP operating margin	22.0%	20.1%	18.5%	13.8%

Non-GAAP operating income and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income as GAAP operating income (loss) plus stock-based compensation and the amortization of acquired intangible assets and expenses related to the secondary listing on the SGX-ST and the discontinuation of the Company's participation in the Fund. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation, which has had historical volatility from period to period due to mark-to-market securities, and of acquired intangible assets, which are unrelated to current operations and are neither comparable to the prior period nor predictive of future results. The elimination of the effect of variability caused by stock-based compensation expense and the amortization of acquired intangible assets, both of which are non-cash expenses, provides a better representation as to the overall operating performance of the Company. We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, and (e) to assess financial discipline over operational expenditures.

GAAP operating margin for the three months ended September 30, 2025 and 2024 was 7.4% and 8.6%, respectively. Non-GAAP operating margin for the three months ended September 30, 2025 and 2024 was 22.0% and 20.1%, respectively. The increase in non-GAAP operating margin was primarily attributable to the Company’s enhanced focus on expense management and continued scaling of the Company’s channel partner strategy.

GAAP operating margin for the nine months ended September 30, 2025 and 2024 was 6.1% and 1.0%, respectively. Non-GAAP operating margin for the nine months ended September 30, 2025 and 2024 was 18.5% and 13.8%, respectively. The increase in non-GAAP operating margin was primarily attributable to the Company’s enhanced focus on expense management and continued scaling of the Company’s channel partner strategy.

Liquidity and Capital Resources

As of September 30, 2025, we had $471.6 million in cash and cash equivalents and no outstanding debt.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. In addition, we extended a credit facility with a remaining commitment of $1.5 million, and committed $50.0 million to a growth equity fund. We also have letters of credit issued in the amount of $1.1 million as security for operating leases, and $5.8 million as security for customer contingency agreements. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. See “Note 10 – Commitments and Contingencies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the purchase commitments.

Part I
Item 2

We also maintain a loan and security agreement (the “Loan Agreement”), dated November 3, 2023, with HSBC Bank USA, National Association, (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may draw upon at our request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. Pursuant to the Loan Agreement, we pledged, assigned and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and assets as security for our obligations under the Loan Agreement. As of September 30, 2025, we are compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

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

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$55,598	$56,134
Net cash used in investing activities	(31,189)	(1,369)
Net cash provided by (used in) financing activities	155,456	(28,218)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $55.6 million, reflecting AvePoint’s net income of $19.5 million, adjusted for non-cash items of $46.9 million and net cash outflows of $10.8 million from changes in operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation and foreign currency remeasurement losses. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices, offset by an increase in prepaid expenses and other current assets primarily related to prepaid software maintenance and subscription, an increase in deferred revenue, offset by a decrease in accrued expenses primarily due to accrued bonuses, commissions and payroll taxes.

Net cash provided by operating activities for the nine months ended September 30, 2024 was $56.1 million, reflecting AvePoint’s net loss of $12.0 million, adjusted for non-cash items of $51.5 million and net cash inflows of $16.6 million from changes in operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation and an increase in the mark to market value of earn-out and warranty liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to timing of customer invoices and an increase in prepaid expenses and other current assets primarily related to prepaid software maintenance and subscription, an increase in deferred revenue and an increase in accrued expenses primarily due to income tax payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $31.2 million. It primarily consisted of $14.9 million of cash paid in business acquisitions, $12.1 million to repurchase the noncontrolling interest in MaivenPoint Pte. Ltd., $3.0 million of purchases of property and equipment, and $1.2 million from the capitalization of internal use software.

Net cash used in investing activities for the nine months ended September 30, 2024 was $1.4 million. It primarily consisted of $2.3 million of purchases of property and equipment, $1.5 million issuance of notes receivables, and $0.9 million from the capitalization of internal use software, offset by $3.5 million release of certificates of deposits that replaced by a sublimit of our line of credit.

Part I
Item 2

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $155.5 million, primarily consisting of $168.2 million of proceeds from the exercises of warrants, $8.5 million of proceeds from the exercise of stock options and $6.1 million of funds held on behalf of others, partially offset by $27.3 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the “Share Repurchase Program”).

Net cash used in financing activities for the nine months ended September 30, 2024 was $28.2 million, primarily consisting of $21.7 million in repurchases of common stock under the Share Repurchase Program, $6.1 million in redemption of the redeemable noncontrolling interest of MaivenPoint, and $4.0 million in the purchase of our public warrants, partially offset by $3.6 million of proceeds from the exercise of stock options.

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

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of September 30, 2025, the commitments related to these operating leases is $20.7 million, of which $8.4 million is due in the next twelve months.

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

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $472.0 million as of September 30, 2025, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. As of September 30, 2025, we had no outstanding obligations under our line of credit with HSBC under the Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Revenues denominated in the U.S. Dollar as a percentage of total revenues were approximately 36% for the three months ended September 30, 2025. Expenses denominated in the U.S. Dollar as a percentage of total expenses were approximately 52% for the three months ended September 30, 2025.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in income from operations of approximately $2.1 million for the three months ended September 30, 2025. This analysis disregards that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits.

Part I

Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended September 30, 2025, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation.

Refer to the information under the section titled “Risk Factors” of our Annual Report (Part I, Item 1A of our Annual Report) for information regarding the potential legal and regulatory risks (including potential legal proceedings and litigation) in which we may become involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (“Q1 2025 10-Q”), which risks and uncertainties could affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Other than the risk factor set below, there have been no material changes to the risk factors previously disclosed in our Annual Report and Q1 2025 10-Q. We urge you to read the risk factors in our Annual Report and Q1 2025 10-Q.

Transfer between our common stock traded on the SGX-ST and our common stock traded on Nasdaq may adversely affect the liquidity and/or trading price of each other.

Our common stock is currently traded on Nasdaq and the SGX-ST. Subject to compliance with U.S. securities laws and procedures of The Central Depository (Pte) Limited (“CDP”) holders of our common stock may use CDP’s procedures for cross border securities transfers via The Depository Trust Company to transfer common stock traded on the SGX-ST to Nasdaq. Any holder of common stock traded on Nasdaq may also transfer such interests for trading on the SGX-ST. In the event that a substantial number of shares of common stock are exchanged, the liquidity and trading price of our common stock on the SGX-ST and common stock on Nasdaq may be adversely affected.

The time required for the transfer between our common stock traded on the SGX-ST and our common stock traded on Nasdaq might be longer than expected and investors might not be able to settle or effect any sale of their securities during this period, and the transfer involves costs.

There is no direct trading or settlement between Nasdaq and the SGX-ST. CDP both acts as central depositary for the SGX-ST and is a DTC participant and facilitates settlement between the two markets via its procedures for cross border securities transfers via DTC. In addition, the time differences between Singapore and New York, unforeseen market circumstances, temporary closure of the facilities offered by CDP for cross border securities transfers via DTC, the procedures of a stockholder’s brokers in Singapore and/or the United States or other factors may delay the transfer of common stock from trading on the SGX-ST to Nasdaq (and vice versa). Investors will be prevented from settling or effecting the sale of their securities during such periods of delay. In addition, there is no assurance that any transfer of common stock from trading on the SGX-ST to Nasdaq (and vice versa) will be completed in accordance with the timelines that stockholders may anticipate. Furthermore, CDP and other DTC participants are entitled to charge holders fees for cross border securities transfers via DTC. Brokers in Singapore and/or the United States may charge additional fees. As a result, stockholders who transfer common stock from trading on the SGX-ST to Nasdaq (and vice versa) may not achieve the level of economic return the stockholders may anticipate.

Part II

Items 2, 3 and 4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2025, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

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

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended September 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
July 1, 2025 - July 31, 2025	2,691	$18.6061	2,691	$131,270,205
August 1, 2025 - August 31, 2025	136,492	$15.4363	136,492	$129,163,274
September 1, 2025 - September 30, 2025	388,949	$15.9360	388,949	$122,964,981

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan Election

During the quarter ended  September 30, 2025, no director or officer of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AVEPOINT, INC.

Date: November 6, 2025	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)