Form 10-K
period 2025-12-31
AvePoint, Inc.
filed 2026-02-26
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant was $3,259,757,209.70 based on the closing sale price as reported by Nasdaq. As of February 25, 2026, there were 215,466,019 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated by reference into Part III.

AVEPOINT, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

PART I

Item 1

ITEM 1. BUSINESS

Company Overview

AvePoint is a global provider of modern data protection, enabling organizations to secure, govern, and operationalize data at scale across major cloud ecosystems. Customers rely on the AvePoint Confidence Platform to reduce risk, improve operational efficiency, and accelerate digital transformation as they adopt cloud collaboration and artificial intelligence ("AI")-driven advanced tools and workflows.

As organizations embed AI into core business processes, data becomes both a strategic asset and a growing source of risk. AI can amplify the impact of poor data hygiene, including sensitive data exposure, compliance failures, and operational disruption. Enterprises increasingly require a modern data foundation where data is discoverable, classified, governed, protected, and recoverable by design.

PART I

Item 1

The Enterprise Challenges We Address

Our solutions are designed to address four pervasive and interconnected enterprise data challenges:

■	Legacy and fragmented data that limits visibility, governance, and AI readiness;
■	Overexposed data that increases security, privacy, and regulatory risk;
■	Digital sprawl that drives operational complexity and rising total cost of ownership; and
■	Data loss and interruption, which threaten business continuity and organizational resilience.

By addressing these challenges through an integrated platform, we enable organizations to reduce risk, lower complexity, and accelerate time-to-value from their data.

Platform Model and Recurring Revenue Dynamics

Our platform model is designed to deliver compounding customer value over time, which supports durable recurring revenue. As customers increase adoption across workloads, users, geographies, and use cases, they gain improved visibility, cleaner data, stronger governance, and enhanced resilience outcomes and capabilities that become more valuable as data volumes and AI usage grow.

This dynamic supports a reinforcing model: broader platform adoption improves data trust and control, which increases platform utility and drives additional use cases and module adoption over time. And in turn, this improved platform penetration increases switching costs and supports ongoing improvements in gross and net retention metrics, as AvePoint becomes more strategic and embedded within our customers.

PART I

Item 1

Our Platform

AvePoint Confidence Platform

The AvePoint Confidence Platform is a comprehensive and integrated set of solutions that empowers technology teams including: IT operations, development operations, and cybersecurity to govern and secure the digital workplace.

Built on a Platform-as-a-Service (PaaS) architecture, the platform combines modularity with tailored functionality to address operational challenges and manage data effectively across a broad set of cloud and content ecosystems. These include major hyperscalers and enterprise applications such as Microsoft, Salesforce, Google, AWS, Box, and Dropbox, as well as other collaboration, identity and developer platforms such as Docusign, Confluence, GitHub, Jira, Okta, Bitbucket, Smartsheet and Monday.com. Through connections and extensions to existing cloud services, the platform is designed to provide flexibility, consolidate point solutions, and accelerate customer return on investment.

Suites

The AvePoint Confidence Platform consists of three interconnected suites:

■

Control Suite: Automates data governance, enforces policies, and optimizes SaaS investments, enables expense management and reduction, and provides insight into access, risk, and entitlements across collaborative platforms.

■	Resilience Suite: Supports business continuity and compliance through Backup-as-a-Service, ransomware recovery, lifecycle management, and classification-driven protection.
■	Modernization Suite: Modernizes legacy systems and processes into AI-ready, SaaS-based experiences to accelerate employee engagement, digital transformation, and productivity.

Packaging

We deliver our capabilities through modular suites designed to meet customers at their maturity level and expand over time. We have begun packaging the suite capabilities of the AvePoint Confidence Platform into tiered bundles to simplify selling and adoption using a "good-better-best" model aligned to customer profiles and a clear growth path.

While we expect these bundles will continue to evolve as they become more popular in the market, today they are focused primarily on the capabilities of the Control and Resilience suites, and are offered as follows:

■

"Essentials" bundle (Tier 1):

■ Control: Establishes the baseline for data security, compliance, productivity, and AI readiness with tools to streamline data governance, simplify data management, and enhance security.

■ Resilience: Protects cloud data from external attacks and insider threats with better visibility into data being backed up to recover faster.

■

"Plus" bundle (Tier 2):

■ Control: Supports proactive and persistent data security measures by automating governance, delegating administration and reducing costs.

■ Resilience: Provides comprehensive, automated backup with granular recovery capabilities for the most crucial customer workloads.

■

"Complete" bundle (Tier 3):

■ Control: Offers the most strategic approach to data security aimed at mitigating risks and driving AI transformation.

■ Resilience: Provides complete protection of the entire cloud estate with data optimization capabilities to more effectively manage data risk.

PART I

Item 1

Strategic Use Cases

Customers typically begin with one strategic use case and expand across additional capabilities as requirements mature. Key use cases include:

■	AI Confidence and Readiness: Improve data quality, security, governance, and adoption to accelerate AI-driven innovation while reducing exposure, regulatory, and integrity risks.
■

Ransomware Protection and Disaster Recovery: Protect and rapidly recover critical workloads across major ecosystems to reduce downtime and limit the operational and financial impact of cyber incidents.

■	Cloud ROI and Optimization: Reduce waste by rightsizing licenses, reclaiming redundant storage, consolidating solutions/vendors, and automating workflows.
■	Operational Governance: Operationalize governance through automated provisioning, lifecycle management, and policy enforcement across clouds.
■	Security Posture Management: Discover, monitor, and control AI agents to strengthen compliance, security, and trust as organizations scale AI.
■	Agentic AI Governance: Discover, monitor, and control AI agents to strengthen compliance, security, and trust as organizations scale AI.
■

Regulatory Compliance and Information Lifecycle: Automate information lifecycle management - from classification to retention and disposition - while maintaining auditable controls and reducing data bloat.

■

Cloud Transformation and Modernization: Execute secure, high-fidelity migrations with permission mapping and in-flight clean-up. Surface user analytics to drive adoption post-cutover, rationalize legacy data, and unlock the full value of cloud investments.

■

Multi-Tenant Management: Manage multiple tenants at scale with consistent baselines, cross-tenant policy automation, and unified reporting. Reduce tickets, prove value with measurable outcomes, and deliver repeatable, profitable managed services.

Our Technology and Architecture

We believe platform architecture matters because it determines how effectively organizations can discover, govern, protect, and recover data across distributed, multi-cloud environments.

We believe the following attributes and characteristics of our platform architecture allow us to offer a differentiated approach to modern data security and business intelligence.

Rich Inventory of Data Characteristics

Rather than merely storing logs, our platform creates a dynamic inventory of data characteristics synthesized from unstructured data streams. In the modern enterprise, data is rarely static, it flows from business applications and generative AI tools in high-volume, unstructured formats such as collaborative communications, automated agent outputs, and complex document metadata.

■

Defining Unstructured Data: This includes the high-volume, diverse outputs of modern work: emails, chat logs, call transcriptions, sensor data, digital workspace, access controls, productivity cloud services documents (i.e. M365 files, Google Workspace files, Adobe files, Docusign, GitHub, Atlassian, etc.), and AI-generated outputs.

■	The Evolution of Attributes: As this data is processed, its attributes (such as sensitivity, intent, and lineage) change in real-time.
■

The Governance Imperative: Because unstructured data is often the first place sensitive information or threats appear, it must be governed and managed in near real-time. By capturing how the business environment operates on corporate data as it happens, our platform provides superior insights into business outcomes that traditional, static databases often miss.

Modern Data Protection Architecture & Interoperability

The AvePoint Confidence Platform serves as a foundational layer within any data protection framework. We do not just reside within the network; we act as the authoritative control plane for policy management and real-time remediation.

By maintaining interoperability across hybrid-cloud environments, we enforce strict identity verification and "least privilege" access at the data layer. If a data characteristic shifts - signaling a potential breach or policy violation - the platform is designed to trigger immediate remediation, ensuring that trust is never assumed and always verified.

PART I

Item 1

Elastic Data Engine & AI Threat Layer

We have engineered a layered architecture designed for massive scale and proactive defense. This engine is specifically tuned to identify and neutralize threats inherent to the AI era:

■	Business Logic Layer: Defines the specific security and operational rules required by the organization.
■	Elastic Scaling Data Abstraction Layer: Decouples logic from physical storage, allowing the system to expand instantly to meet massive data surges without performance degradation.
■	AI-Specific Remediation: Our proprietary algorithms are designed to catch emergent threats including:
○	The "Zero-Trust" AI Foundation: Neutralizing the existential risk of AI-driven data leaks by enforcing automated, real-time "Least-Privilege" security.
○	Autonomous Agent Governance: Preventing "Shadow AI" through a centralized command-and-control layer for autonomous agents and Copilots.
○	AI Data Integrity & Hallucination Defense: Maximizing AI ROI by purging the "Data Debt" that causes model inaccuracy and corporate liability.
○	Unified Multi-SaaS AI Guardrails: Harmonizing security and compliance across the fragmented, multi-vendor AI landscape.
○	Mission-Critical AI Resilience: Guaranteeing the uptime integrity of AI-integrated business processes through ultra-high-speed recovery.

Application Programming Interface ("API")-Driven Automation and Orchestration

The AvePoint Confidence Platform provides a robust API framework that functions as the connective tissue for security operations.

■	Integration: Seamlessly connects with existing IT stacks, SIEMs, and SOAR platforms.
■

Orchestration: Automatically triggers the response mechanism for incident and problem resolution systems. By orchestrating the end-to-end lifecycle of a security event, we reduce "Mean Time to Repair" (MTTR) and ensure consistent policy enforcement at a scale human operators cannot achieve manually.

■	Integration layer: Primary connectors (e.g., M365, Salesforce, Google, AWS, Box/Dropbox) and what "deep integration" means in practice.
■	Discovery/classification layer: Metadata, labeling/sensitivity, ownership/lineage, scanning approach.
■	Policy and automation engine: Access governance, lifecycle actions, retention/disposition, workflow automation.
■	Protection and recovery services: Backup architecture, recovery workflows, ransomware recovery/testing (where applicable).
■	Analytics/insights: Risk posture, usage optimization, compliance reporting.

Security, Compliance, and Trust

We support customer requirements for security and compliance through our operational controls, certifications, and global service delivery footprint.

■

Encryption and Key Management: All customer data is encrypted both in transit (using TLS 1.2 or greater) and at rest (using AES-256). We support advanced key management strategies, including Bring Your Own Key (BYOK) for enterprise customers requiring granular control over data access.

■

Global Sovereignty: To comply with increasingly fragmented data privacy laws (such as the General Data Protection Regulation (“GDPR”)), we offer multi-geo tenancy, allowing customers to specify exactly which regional data centers house their data and metadata.

■

Certifications and Authorization: We maintain a comprehensive compliance portfolio, including SOC 2 Type II attestation, ISO 27001/27017/27018 certifications, and compliance with HITRUST CSF v11.0.1., CSA STAR, and IRAP. Furthermore, our authorization under FedRAMP (moderate) validates our ability to serve U.S. federal agencies, serving as a strong proxy for security maturity to the broader market. Lastly, in 2025 we achieved Information System Security Management and Assessment Program (ISMAP) certification in Japan, one of the most comprehensive government security standards in the world.

■

Operational Controls: We employ strict Role-Based Access Control (RBAC), continuous vulnerability scanning, and a secure software development lifecycle (SDLC) to minimize risk and ensure auditability across all platform operations.

PART I

ITEM 1

Customer Support and Success

Our customer success approach is proactive and relationship-focused, designed to help customers rapidly deploy and realize value from the AvePoint Confidence Platform and ensure strong customer retention and expansion. This includes:

■	onboarding and enablement model, adoption reviews, technical success coverage
■	support tiers and escalation/incident response posture
■	premium unified support services, which provide technical on-site support to optimize and allow for tight integration of our solutions to our customers' expansive multi-cloud infrastructure

We maintain a Net Promoter Score above 50, an elite benchmark in B2B SaaS and at a level typically associated with best-in-class customer satisfaction and loyalty, per CustomerGauge benchmarking data.

Market Opportunity

Global data volumes continue to grow rapidly, with unstructured data representing approximately 80% of all data, as well as a significant portion of the increase. Enterprises face rising regulatory pressure, expanding cybersecurity threats, and, more recently, ongoing operational complexity from multi-cloud environments and SaaS business application and AI agent sprawl. These trends create a large and rapidly growing market for secure, automated, and AI-ready data governance and resilience solutions.

Historically, the most significant shifts in software came from how business applications were built and delivered. This trend continues today with advanced AI, where instead of manually building every workflow and interface, organizations increasingly use agentic tools to translate business requirements and policies into working software components and automated processes. This shift makes the data and policy layers, on which those AI tools rely to reason and act safely, even more critical. And in turn, modern data platforms like the AvePoint Confidence Platform become structurally even more important, because they provide the governance framework classification, access controls, retention, auditability, and resilience that transforms enterprise data into a secure, high-quality signal for AI. Furthermore, as organizations seek to leverage AI to reduce expenses and optimize performance, agentic architectures only deliver real efficiency when they operate on trusted data and enforce consistent rules. The result is a durable foundation for modern data protection – the more software becomes AI-assisted and automated, the more valuable a holistic governance and resilience platform becomes, because it serves as the central command for enterprise data performance.

While today our focus is primarily on the data governance and security categories, we expect to capture spend from other areas of the broader data management opportunity, including data integration and intelligence, identity and access management, security analytics, cloud application protection and advanced AI tooling. We are also seeing growing instances of these spend categories beginning to converge, which we believe positions us well as a platform offering for managing critical data.

Our Growth Strategy

Our aggressive pursuit of the enormous long-term market opportunity we see includes the following growth strategies:

■

Accelerate Customer Adoption and Retention. We constantly seek to increase customer satisfaction, decrease time to value, reduce customer churn and set up successful land and expand opportunities. To do so, we have made significant investments in our customer success program and in technology which provides additional telemetry to enhance our understanding of how customers use our solutions. We are also adding AI-enhanced customer interactions and tailored usage across all personas of the organization. We believe these investments will deepen our relationships with existing customers.

■

Expand the AvePoint Confidence Platform Offerings. We have built a differentiated platform that addresses a number of strategic use cases, and we plan to introduce new and adjacent products to extend our data management value proposition and to improve the functionality of existing products and features, with a particular focus on AI ready solutions that transform and enrich data and span multiple cloud vendors.

■

Broaden our Market Presence. We sell to organizations of all sizes, in all regions of the world, and across a broad array of industries. We have seen strong new customer growth, especially in the small business segment, by leveraging our global partner ecosystem, and through the expansion of our direct sales force both in regions where we have an established presence and in new markets where cloud adoption is growing.

■

Continue Scaling our Partner and Channel Ecosystem. The ongoing cultivation of our strategic relationships with partners will support the continued penetration of markets in which we previously lacked presence, and those in which we have a presence that can be expanded. The continued scaling of this ecosystem, especially our focus on Managed Service Providers (“MSPs”), offers particular value in our pursuit of small and mid-sized customers and will be a critical component of our ability to continue driving profitable growth going forward.

■

Opportunistically Pursue Strategic Acquisitions and Investments. While the large majority of our current offerings were built organically, we have completed six acquisitions since 2022, and we expect that strategic acquisitions and investments will be an important growth driver for our business. This may include acquiring or investing in businesses or products with complementary technologies and/or functionality to our existing product offerings, or that reduce the time or costs required to develop new technologies, augment our engineering workforce, improve our internal business and operating systems, and enhance our technological capabilities.

Go-to-Market Strategy

We sell to organizations of all sizes and across geographies and industries. Our go-to-market strategy combines a direct sales force with indirect routes to market, including a broad partner ecosystem. We sell subscriptions to customers through our channel partners primarily using a two-tier, indirect fulfillment model. We also offer our SaaS products via the marketplaces of our technology alliance partners, including Google Cloud Platform ("GCP"), Microsoft Azure, ("Azure") and Amazon Web Services ("AWS").

As of December 31, 2025, we served more than 28,000 end customers across more than 100 countries, with no customer representing more than 10% of billings or accounts receivable for the years ended December 31, 2025 and 2024.

We classify our customer base by size and geography:

■

Small Business (“SMB”) segment. Companies with fewer than 500 user seats that we serve primarily through channel partners, especially MSPs, as discussed below. As of December 31, 2025, the SMB segment accounted for 20% of our total annual recurring revenue.

■

Mid-Market segment. Companies with greater than 500 but fewer than 5,000 user seats that we increasingly serve through channel partners. As of December 31, 2025, the Mid-market segment accounted for 28% of our total annual recurring revenue.

■

Enterprise segment. Companies with greater than 5,000 user seats that we primarily serve through our direct sales teams. As of December 31, 2025, the Enterprise segment accounted for 52% of our total annual recurring revenue.

Indirect Routes to Market and Partner Ecosystem

We leverage a global channel partner program that includes approximately 6,000 managed service providers, value added resellers, and system integrators. Our solutions are available in more than 100 software marketplaces globally and our technology alliance partners, including GCP Marketplace, Azure Marketplace, and AWS Marketplace, support procurement and provisioning efficiencies and enabling scalable distribution, particularly through MSPs. We provide MSPs with a special edition of the Confidence Platform called the Elements edition, tailored for their unique needs. The Elements edition of the Confidence Platform enables MSPs to seamlessly manage multiple clients, clouds and tenants to drive more efficient revenue growth, and reflects our ongoing focus on this important route to market.

Our channel partners collectively help maximize our technological expertise and, importantly, our geographic coverage, by building awareness of our products and brand, generating customer leads, implementing our solutions, and providing critical value-added services. They are especially critical in our focus on the small business and mid-market customers who collectively represent an enormous market opportunity for us.

Strategic Partnerships

Hyperscalers and ecosystem providers are important partners and provide an opportunity to scale across global data centers. We maintain strategic partnerships with Microsoft, Google, and AWS that incorporate technology, sales, and marketing initiatives.

PART I

Item 1

Research And Development

We continuously seek to develop new offerings and enhance existing offerings and support customer deployments. We use agile development methodologies and focus on delivering high-quality products and adapting to evolving market requirements. We believe expanding functionality and introducing adjacent products is critical to customer success and reinforces the breadth of our solutions.

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

Competition

We primarily face competition according to the use cases we target. Our main competitors fall into the following categories:

■	Data protection and legacy backup vendors;
■	Vendors primarily focused on cybersecurity, data security posture management, threat detection, data classification, and other data security subcategories; and
■	Smaller cloud and data management vendors that offer products that compete with some of our capabilities.

However, we believe that our platform architecture and approach to modern data protection make us unique among companies offering overlapping point solutions. These advantages include the breadth of functionality offered in a single integrated platform, ease of use, scalability, security protocols, integration breadth, time-to-value, and total cost of ownership.

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

Team

As of December 31, 2025, we had 3,443 employees globally. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. Our professional staff includes programmers, data and computer scientists, electrical and mechanical engineers, software and hardware specialists, project managers, sales and marketing professionals, and a multi-disciplinary support infrastructure. None of our employees are represented by a labor union with respect to their employment. We are not aware of any employment circumstances that are likely to disrupt our work efforts. See the section titled “Risk Factors” (Part I, Item 1A of this Annual Report) for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

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

1. Environmental

Across our 32 offices, we strive to reduce our environmental footprint, operate more efficiently, and engage our personnel in social initiatives that directly impact their lives. To fulfill our aim of integrating environmental sustainability into everything we do, we have implemented numerous projects across our operations to limit our environmental impact, such as implementing paperless campaigns, the encouragement of recycling and elimination of paper products, the sourcing of office resources from sustainable sources, and the recycling of physical IT assets. In addition, we also strive to make operational decisions with attention to environmental impact and have LEED certified offices in the United States and maintain other energy certifications and maximization projects in our offices abroad.

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

In 2024, AvePoint implemented a board-approved Responsible AI Charter, to establish a set of guidelines and principles for the responsible and ethical use, development, and deployment of AI within our organization, and to ensure consistency with similar company AI policies and practices, particularly data privacy and confidentiality protections. This Responsible AI Charter is a key component of AvePoint’s commitment to ensuring that AI is developed and deployed in a way that respects human values, rights, and dignity. AvePoint, as a leader in cloud data management and governance, recognizes its responsibility to use AI in an ethical and responsible manner.

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

Management of Corporate Governance Resources

In 2025, we continued taking significant steps to reinforce our commitment to corporate governance and ethical practices, aligning with our strategic priorities. We completed our yearly review of all corporate governance policies, seeking to ensure they are in line with current industry standards, regulatory requirements and our values, and address emerging issues. Our extensive list of corporate policies is publicly available on our website at the following web address, https://www.avepoint.com/ir/governance/governance-documents. We strive to continue to demonstrate transparency and accountability, fostering trust and confidence among investors, customers, and the broader community.

Our ongoing initiatives in 2025 underscored our commitment to robust corporate governance, ethical business practices, and employee empowerment. As a result of our continued process improvements, we again received an ESG Prime Label from Institutional Shareholder Services (ISS), meaning our common stock will qualify for responsible investment based on our improved score on their ESG Corporate Rating Report. By proactively reviewing, updating, and communicating our policies, we demonstrated our dedication to transparency, accountability, and responsible stewardship in pursuit of its strategic objectives.

PART I

Item 1

Earning the World’s Trust

As a global company which is responsible to employees, stockholders, and customers, our vision for AvePoint is to build an environment in which we earn trust and confidence every day through enabling collaboration and innovation through our commitment to privacy, security, and transparency.

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

We are subject to certain U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the GDPR, the California Consumer Privacy Act, and the Virginia Consumer Data Protection Act. These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared, create new regulatory and operational requirements for processing personal data, increase requirements for security and confidentiality and provide for significant penalties for non-compliance. There are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.

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

PART I

Item 1

Information About Our Executive Officers

Name	Age	Position
Xunkai Gong	63	Executive Chairman and Director
Tianyi Jiang	51	Chief Executive Officer and Director
Brian Michael Brown	53	Chief Legal and Compliance Officer, Secretary, and Director
James Caci	61	Chief Financial Officer

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

Additional information regarding our executive officers is set forth in the Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders within 120 days of the end of the fiscal year ended December 31, 2025.

PART I

Item 1

Corporate Information

Our principal executive offices are located at 525 Washington Blvd, Suite 1400, Jersey City, NJ 07310, and our telephone number is (201) 793-1111. Our principal operating offices are located at Riverfront Plaza, West Tower, 901 E Byrd St, Suite 900, Richmond, VA 23219, and our telephone number for that office is (804) 372-8080. All correspondence should be directed to our principal operating offices in Richmond, Virginia.

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

Risks Related to Our Business

Our success depends, in part, on our technology partners. In particular, a portion of our technology works interactively with major software providers. Should any of these providers change the features of their solutions, suffer disruptions, performance issues, or cybersecurity incidents, or should we fail to retain these relationships, our customer relationships, reputation, business and results of operations could be negatively affected.

The majority of our customers choose to integrate their products and services with, or as an enhancement of, third-party solutions, and the functionality and popularity of our products and services depend largely on our ability to integrate our platform with third-party solutions. Many of our products work interactively with partner solutions, and, as a result, our customers' satisfaction with our products is, to some extent, contingent on their perception of, and satisfaction with, our third-party providers and their respective offerings. Third-party providers may change the features of their solutions. Any such changes could limit our ability to use these third-party solutions and provide our customers with the full range of our products and services, and our business could be negatively impacted if we fail to retain these relationships. Any such failure, as well as a prolonged disruption, a cybersecurity event or any other negative event affecting our third-party providers and leading to customer dissatisfaction, could harm our relationship with our customers, our reputation and brand, our revenue, our business, and our results of operations.

PART I

Item 1A

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

We deliver the AvePoint Confidence Platform and our related cloud services through cloud-hosted infrastructure operated by third-party hyperscaler cloud providers. Our platform services are deployed across multiple geographically distributed data centers and regions, and may be hosted in environments operated by GCP, Azure, and AWS to support customer requirements for performance, resilience, and data residency. We deploy our services across multiple data centers within key geographies and maintain additional regional capacity to support disaster recovery and business continuity.

Our operations depend in part on these third-party cloud providers to maintain the availability, security, and physical protection of their facilities and underlying networks from natural disasters, power or telecommunications failures, criminal acts, cyber incidents, and other disruptive events. If any third-party facility's arrangement is terminated, or our service lapses, we could experience interruptions in our platform latency, as well as delays and additional expenses in arranging new facilities and services.

A significant portion of our operating costs are from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation or otherwise, we may not be able to increase the fees for our products and services to cover the cost increases. As a result, our operating results may be significantly worse than forecasted. Our failure to achieve or maintain sufficient and performant data transmission capacity could significantly reduce demand for our products and services.

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

International trade policies, including tariffs, sanctions, and trade barriers, may adversely affect our business, financial condition, results of operations, and prospects.

In recent months, markets, businesses, and consumers have reacted adversely to volatility and uncertainty in international trade policies. Among other things, significant and new tariffs, sanctions, and trade barriers have been imposed and modified, impacting a broad range of raw materials, goods and international trade. Although our current business model is not directly reliant on the import or export of physical goods, tariffs or other trade policies may indirectly adversely impact our business. For example, any future tariffs on software as a service could make our products more expensive, decrease our profitability or lessen demand for our products. Additionally, any of our customers affected by current or future tariffs may find themselves in an expense-reducing environment and not renew or reduce a contract with us upon renewal.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, financial condition, results of operations, and prospects.

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
■

More stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe, including the GDPR, the EU Data Act, and the EU AI Act;

■

Differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

■

Challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;

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
■

Exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act of 2010, the UK Proceeds of Crime Act 2002, and similar laws and regulations in other jurisdictions;

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

PART I

Item 1A

We are exposed to fluctuations in currency exchange rates, which could negatively affect our revenue and earnings.

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

Risks Related to our Common Stock

Transfer between our common stock traded on the SGX-ST and our common stock traded on Nasdaq may adversely affect the liquidity and/or trading price of each other and price variations may occur between these two markets.

Our common stock is currently traded on Nasdaq and the Main Board of Singapore Exchange Securities Trading Limited (the “SGX-ST”). Subject to compliance with U.S. securities laws and procedures of The Central Depository (Pte) Limited (“CDP”) holders of our common stock may use CDP’s procedures for cross border securities transfers via The Depository Trust Company to transfer common stock traded on the SGX-ST to Nasdaq. Any holder of common stock traded on Nasdaq may also transfer such interests for trading on the SGX-ST. In the event that a substantial number of shares of common stock are exchanged between these markets, the liquidity and trading price of our common stock on the SGX-ST and common stock on Nasdaq may be adversely affected. Additionally, trading in our common stock on these markets will be made in different currencies and take place at different times (resulting from different time zones, different trading days and different public holidays in the United States and Singapore). The trading prices of our common stock on these two markets may differ due to these and other factors. Any decrease in the price of our common stock on one of these markets could cause a decrease in the trading price of our common stock on the other market. On the other hand, investors could also seek to sell or buy our common stock to take advantage of any price differences between the markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in the trading price of our common stock.

The time required for the transfer between our common stock traded on the SGX-ST and our common stock traded on Nasdaq might be longer than expected and investors might not be able to settle or effect any sale of their securities during this period, and the transfer involves costs.

There is no direct trading or settlement between Nasdaq and the SGX-ST. CDP both acts as central depositary for the SGX-ST and is a DTC participant and facilitates settlement between the two markets via its procedures for cross border securities transfers via DTC. In addition, the time differences between Singapore and New York, unforeseen market circumstances, temporary closure of the facilities offered by CDP for cross border securities transfers via DTC, the procedures of a stockholder’s brokers in Singapore and/or the United States, or other factors may delay the transfer of common stock from trading on the SGX-ST to Nasdaq (and vice versa). Investors will be prevented from settling or effecting the sale of their securities during such periods of delay. In addition, there is no assurance that any transfer of common stock from trading on the SGX-ST to Nasdaq (and vice versa) will be completed in accordance with the timelines that stockholders may anticipate. Furthermore, CDP and other DTC participants are entitled to charge holders fees for cross border securities transfers via DTC. Brokers in Singapore and/or the United States may charge additional fees. As a result, stockholders who transfer common stock from the SGX-ST to Nasdaq (and vice versa) may not achieve the anticipated level of economic return.

Risks Related to Data Privacy and Cybersecurity

To the extent our security measures are compromised, our products and services may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our products and services, our reputation being harmed, the incurrence of significant liabilities, and harm to our results of operations and growth prospects.

Our operations may, in some cases, involve the storage, transmission, and other processing of customer data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. The growth in state sponsored cyber activity showcases the increasing sophistication of cyber threats and could dramatically expand the global threat landscape. While no single company can thwart a nation state attack, we work to implement and continuously improve security-aware software development, operational management, and threat-mitigation practices that are essential to the strong protection of services and data. AvePoint has experience spanning multiple decades of building enterprise software and running online services around the world. We implement a robust defense-in-depth security strategy based on the principle of “assume breach.” We work to continuously strengthen threat detection, response, and defense, conduct continuous security monitoring, and practice security incident response to validate and improve the security of our software and services. Rigorous third-party audits verify that we adhere to strict security controls such as the ones contained in the ISO/IEC 27001 standard mandate. We are audited once a year for ISO/IEC 27001, 27017 and 27701 compliance by a third-party accredited certification body, which provides independent validation that security controls are in place and operating effectively.

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

PART I

Item 1A

The ISMS applies to the use of information, network resources, and electronic and computing devices to conduct business or interact with internal networks and business systems, whether owned or leased by us, our employees, or a third party. All employees, contractors, consultants, as well as our affiliates and subsidiaries are responsible for exercising good judgment regarding appropriate use of information, electronic devices, and network resources in accordance with the ISMS, as well as local laws and regulation. While we have policies and procedures to address global compliance with the ISMS, our employees and agents could violate these policies and applicable law, for which we may be ultimately held responsible. We are taking further steps to assess globally managed departmental systems to ensure ISMS standards are maintained. Based on the results of that analysis, if, as, and when necessary, we will subsequently implement a remediation plan that will include tools, training, and education to ensure (A) repeatable procedures are being implemented that protect the confidentiality, availability, and integrity of assets from threats and vulnerabilities in accordance with the ISMS standards and protocols, and (B) that vulnerability testing is being performed, measured, and documented across our global operations landscape.

Outside of the ISMS and the internal security measures and data protections we have developed (and continue to improve), third parties may attempt to fraudulently induce employees, contractors or users to disclose information, including user names and passwords, to gain access to our customers’ data, our data or other confidential or sensitive information, and we may be the target of email scams that attempt to acquire personal information or our assets. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, such resources may not be sufficient, and as cybersecurity threats develop, evolve and grow more complex over time, it may be necessary to make significant further investments to protect our data and infrastructure. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation and business could be damaged and we could incur significant liability. As we rely on third-party and public-cloud infrastructure, it depends in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums, and reputational damage. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries.

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

A significant portion of our products will incorporate open source software, and we expect to incorporate open-source software into other offerings or products in the future. Such open source software is generally licensed by its authors or other third parties under open-source licenses. Little legal precedent governs the interpretation of these licenses; therefore, the potential impact of these terms on our business is unknown and may result in unanticipated obligations regarding our technologies. If a distributor of open source software were to allege that we had not complied with our license, we could be required to incur significant legal expenses. In addition, if the license terms for the open source code change we may be forced to re-engineer our software or incur additional costs. If we combine our proprietary software with open source software or utilizes open-source software in a certain manner, under some open source licenses, we could be in breach of the license if we did not release the source code of our proprietary software. Releasing the source code could substantially help competitors develop products that are similar to or better than ours and could help malevolent actors detect security weaknesses to develop and deploy attacks, including malware, against our products and systems.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We aim to comply with and perform the evaluations needed to comply with Section 404 of the Sarbanes-Oxley Act (“SOX”). We may need to undertake various additional costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition, and results of operations. We may not be able to complete our evaluation, testing and any required remediation in a timely manner. If we are unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm is unable to attest to management’s assessment of the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, including any existing material weakness, if not remediated. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. In addition, our independent auditor is required to attest to management’s assessment of the effectiveness of our internal control over financial reporting.

Additionally, the existence of any material weakness, or any significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

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

Our operations may, in some cases, involve the storage, transmission and other processing of customer data or information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks, and use of AI. We have experienced cyberattacks in the past, and although we believe them to have been immaterial, there can be no guarantee that in the future such cyberattacks will not be material. We believe we are a particularly attractive target because of our prominence and scale, the types and volume of personal data and content on our systems, and the evolving nature of our products and services. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we continuously work to enhance our information security program and risk management efforts.

We use a risk management framework based on applicable laws and regulations and informed by industry standards and industry-recognized practices, for managing cybersecurity risks within our products and services, infrastructure, and corporate resources. To identify and assess risks from cybersecurity threats, we evaluate a variety of developments including threat intelligence, first- and third-party vulnerabilities, evolving regulatory requirements, and observed cybersecurity incidents, among others. We regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify any areas for remediation and opportunities for enhancements. We also engage third-party security experts and consultants to assist with assessment and enhancement of our cybersecurity risk management processes, as well as benchmarking against industry practices. In addition, we maintain a privacy risk management program to assess privacy risks related to how we are collecting, using, sharing, and storing user data, which is subject to assessment by an independent, third-party privacy assessor. We have certified against, and demonstrated conformance to, the latest International Organization for Standardization’s (“ISO”) information security management system audit using the 27001:2022, 27701:2019, and 27017:2015 frameworks. Successfully achieving these three certifications demonstrates our prioritization of security and privacy for both us and our customers, and we believe shows that we have proper company-wide processes for managing operations, and maintaining people and information assets, information systems, and the associated processes that enable corporate operations. Our three ISO certifications add to the Company’s overall resiliency strategy and commitment to security for all customers, which includes other accreditations including SOC 2 Type II, compliance with HITRUST CSF v11.0.1., CSA STAR, IRAP, FedRAMP, and ISMAP.

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

In 2025, we did not identify any privacy or cybersecurity threats that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

PART I

Items 2, 3, and 4

ITEM 2. PROPERTIES

We and our subsidiaries are obligated under various non-cancelable operating leases for office space and other facilities. The initial terms of the leases expire on various dates through 2030. As of December 31, 2025, we had 296,677 square feet of leased office space across the United States, Australia, Canada, China, France, Germany, Japan, Netherlands, the Philippines, Singapore, South Africa, South Korea, Sweden, Switzerland, the United Kingdom, Vietnam and Malaysia.

The table below shows a summary of the square footage of our office and other facilities owned and leased domestically and internationally as of December 31, 2025:

(Square feet in thousands)
Location	Owned	Leased	Total
U.S.	—	43.1	43.1
International	—	253.6	253.6
Total	—	296.7	296.7

Our Principal Offices

Our principal executive offices are located in Jersey City, New Jersey, United States, and consist of 15,467 square feet under a lease that expires in 2030. Our principal operating offices are located in Richmond, Virginia, United States, and consist of 11,965 square feet under a lease that expires in 2027.

Additional Space

We believe that our current facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter and the fiscal year ended December 31, 2025, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “AVPT” and on the SGX-ST under the symbol "AVP".

Current Stockholder and Common Stock Information

On February 25, 2026, there were 215,466,019 shares of common stock issued and outstanding held of record by one hundred eleven holders. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held in street name by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” (Part III, Item 12 of this Annual Report) and “Note 16 — Stock-Based Compensation” (Part II, Item 8 of this Annual Report) for more information.

PART II

Items 5 and 6

Issuer Purchases of Equity Securities

On March 17, 2022, we announced that our Board authorized a three-year share repurchase program (the “Share Repurchase Program”), which was renewed for an additional three years on February 25, 2025. Under the Share Repurchase Program, we have the authority to buy up to $150 million of our common stock via acquisitions in the open market or privately negotiated transactions. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Any purchases made pursuant to the Share Repurchase Program are to be conducted in compliance with all other applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, common stock under the Share Purchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to shares of our common stock repurchased under the Share Repurchase Program during the period from October 1, 2025 to December 31, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
October 1, 2025 - October 31, 2025	2,900	$14.7391	2,900	$122,922,237
November 1, 2025 - November 30, 2025	528,825	$12.9450	528,825	$116,076,603
December 1, 2025 - December 31, 2025	1,133,939	$13.7154	1,133,939	$100,524,226

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

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future Any future determination to pay dividends is at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries' indebtedness, and will depend on our results of operations, financial condition, capital requirements, and other factors that our Board may deem relevant. Except as noted in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this Annual Report) below, there are currently no contractual restrictions on our ability to pay dividends in cash or shares.

Company Earn-Out

In connection with the transactions contemplated by a business combination agreement we entered into in July 2021 with certain members of Apex Technology Acquisition Corporation ("Apex") and a number of qualified institutional buyers and accredited investors, certain holders of common stock and options would be issued additional shares of AvePoint's common stock upon certain price thresholds being met (the "Company Earn-Out Shares").

In December 2024, all required price thresholds were met, leading to the private issuance of 2,964,658 Company Earn-Out Shares, and a payment of $0.6 million to certain holders of common stock and options.

ITEM 6. [RESERVED]

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our audited, consolidated financial statements and related notes contained in Part II, Item 8. Financial Statements and Supplementary Data, and the discussion of risk factors that may affect future results in Part I, Item 1A. Risk Factors. This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which discussion is incorporated herein by reference.

2025 Business Highlights

■

As of December 31, 2025, total annual recurring revenue (“ARR”) was $416.8 million, representing 27% year-over-year growth. On a foreign exchange (“FX”) adjusted basis, total ARR increased 26% year-over-year;

■	Total revenue increased 27% year-over-year to $419.5 million. On a constant currency basis, total revenue increased 25% year-over-year;
■

SaaS revenue increased 38% year-over-year to $319.2 million and represented 76% of total revenue, compared to 70% of revenue in 2024. On a constant currency basis, SaaS revenue increased 36% year-over-year;

■

GAAP operating income was $33.0 million, compared to GAAP operating income of $7.2 million in 2024. Non-GAAP operating income was $79.2 million, compared to non-GAAP operating income of $47.6 million in 2024; and

■	Net cash provided by operating activities was $85.3 million, representing 20% of revenue, compared to $88.9 million, representing 27% of revenue, for the year ended December 31, 2024.

Overview

AvePoint is the global leader in modern data protection, delivering a unified platform that enables organizations to secure, govern, and operationalize data at scale. Serving customers of all sizes across every major industry and geography, AvePoint addresses one of the most critical challenges facing enterprises today: how to safely unlock the value of data in a world increasingly driven by artificial intelligence (“AI”).

As organizations rapidly embed AI into their core business processes, data has become both their most valuable asset and their greatest source of risk. AI systems amplify the consequences of poor data hygiene: overexposed sensitive information, accelerating compliance failures, and an increased blast radius from breaches and operational disruptions. As a result, enterprises require a modern data foundation that ensures data is discoverable, classified, governed, protected, and recoverable by design.

The AvePoint Confidence Platform delivers this foundation. Purpose-built for today’s cloud-first environments, the platform addresses four pervasive and interconnected data challenges that directly impact enterprise risk, cost, and growth:

1. Legacy and fragmented data, which undermines visibility, governance, and AI readiness;

2. Overexposed data, which increases security, privacy, and regulatory risk;

3. Digital sprawl, which drives operational complexity and rising total cost of ownership; and

4. Data loss and interruption, which threaten business continuity and organizational resilience.

By solving these challenges through a single, integrated platform, AvePoint enables organizations to reduce risk, lower complexity, and accelerate time to value from their data. In an era where trusted data is a prerequisite for AI adoption, data protection is no longer a back-office IT function, it is a strategic business imperative.

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

Annual Recurring Revenue

	December 31,
	2025	2024
Total ARR ($ in mil)	$416.8	$327.0

We believe ARR enables measurement of our business performance, is an important metric for financial forecasting, and better enables us to make strategic business decisions. We calculate ARR as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS, term license and support, and maintenance revenue sources from all active customers at the end of a reporting period.

As of December 31, 2025 and 2024, total ARR was $416.8 million and $327.0 million, respectively, representing growth of 27%. Adjusted for FX, total ARR increased 26% year-over-year.

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

Gross profit has been and will continue to be affected by various factors, including the mix of our revenue, the costs associated with third-party cloud-based hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and services organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors; however, we anticipate that it will increase over the long term as we expect SaaS revenue will continue to increase as a percentage of total revenue.

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

Other Income (Expense), net

Other income (expense), net consists primarily of interest income and realized gains and losses for securities, foreign currency remeasurement gains and losses, and fair value adjustments on earn-out and warrant liabilities.

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

On July 4, 2025, the legislation known as the One Big Beautiful Bill Act (the "OBBBA"), was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the provisions of the OBBBA and reflected the impact that is currently determinable in the consolidated financial statements. The Company continues to assess the full implications of the legislation. Any additional income tax effects will be recognized in the consolidated financial statements in the period in which the OBBBA is enacted into law or when additional authoritative guidance becomes available.

PART II

Item 7

Results of Operations

The below period-to-period comparison of operating results are not necessarily indicative of results for future periods.

Comparison of the Years Ended December 31, 2025 and December 31, 2024

Revenue

The components of AvePoint’s revenue during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$319,167	$230,667	$88,500	38.4%
Term license and support	41,386	44,560	(3,174)	(7.1)%
Services	53,839	44,036	9,803	22.3%
Maintenance	5,105	11,219	(6,114)	(54.5)%
Total revenue	$419,497	$330,482	$89,015	26.9%

Total revenue  increased   26.9%  to  $419.5  million for the year ended  December 31, 2025 , primarily due to an increase in SaaS revenue, which   increased   38.4%  to  $319.2  million, and represented 76% of total revenue, up from 70% of total revenue in the prior year. Total revenue growth was also due to an increase in Services revenue, which grew 22.3% to $53.8 million. The increases in SaaS and Services revenue were, partially offset by an expected decrease in both term license and support and maintenance revenue.

While SaaS revenue growth was again driven by consistently strong customer demand for our SaaS solutions, Services revenue is expected to fluctuate as the services generally are not recurring in nature. Additionally, maintenance revenue, which is tied to the sale of perpetual licenses, is expected to continue declining, as we no longer offer these products to new customers. Additionally, existing maintenance customers have and will continue to transition to SaaS and term licenses, which will further support the continued decline in maintenance revenue.

Revenue by geographic area during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended
	December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
North America	$164,808	$135,870	$28,938	21.3%
EMEA	134,312	99,256	35,056	35.3%
APAC	120,377	95,356	25,021	26.2%
Total	$419,497	$330,482	$89,015	26.9%

For the year ended December 31, 2025, North America revenues increased 21.3% to $164.8 million, driven by a 34.7%, or $35.1 million, increase in SaaS revenue, partially offset by a $6.2 million combined net decrease in term license and support, services and maintenance revenue. EMEA revenues increased by 35.3% to $134.3 million, driven by a 43.1%, or $36.0 million, increase in SaaS revenue, partially offset by a $0.9 million combined net decrease in term license and support, services and maintenance revenue. APAC revenues increased 26.2% to $120.4 million, primarily driven by a 37.7%, or $17.4 million, increase in SaaS revenue, a 26.3%, or $9.3 million, increase in services revenue, and a $2.5 million increase in term license and support revenue, partially offset by a $4.2 million decrease in maintenance revenue.

On a constant currency basis, EMEA revenues increased 29.7%, while EMEA SaaS revenues increased 37.0%. On a constant currency basis, APAC revenues increased 25.1%, while APAC SaaS revenues increased 37.5%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$57,302	$41,544	$15,758	37.9%
Term license and support	1,360	1,584	(224)	(14.1)%
Services	49,764	38,757	11,007	28.4%
Maintenance	375	641	(266)	(41.5)%
Total cost of revenue	$108,801	$82,526	$26,275	31.8%
Gross profit	310,696	247,956	62,740	25.3%
Gross margin	74.1%	75.0%	—	—

GAAP cost of revenue	$108,801	$82,526	$26,275	31.8%
Stock-based compensation expense	(1,512)	(1,315)	(197)	15.0%
Amortization of acquired intangible assets	(1,433)	(961)	(472)	49.1%
Non-GAAP cost of revenue	$105,856	$80,250	$25,606	31.9%
Non-GAAP gross profit	313,641	250,232	63,409	25.3%
Non-GAAP gross margin	74.8%	75.7%	—	—

Cost of revenue increased 31.8% to $108.8 million for the year ended December 31, 2025, driven primarily by a $12.2 million increase in aggregated hosting costs resulting from increased SaaS revenue and a $11.0 million increase in personnel costs.

PART II

Item 7

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and marketing	$144,026	$122,869	$21,157	17.2%
Percentage of revenue	34.3%	37.2%	—	—

GAAP sales and marketing	$144,026	$122,869	$21,157	17.2%
Stock-based compensation expense	(10,098)	(8,965)	(1,133)	12.6%
Amortization of acquired intangible assets	(532)	(459)	(73)	15.9%
Non-GAAP sales and marketing	$133,396	$113,445	$19,951	17.6%
Non-GAAP percentage of revenue	31.8%	34.3%	—	—

Sales and marketing expenses increased 17.2% to $144.0 million for the year ended December 31, 2025, primarily driven by a $17.5 million increase in personnel costs, which included additional headcount and other investments in the business to respond to strong customer demand for our solutions and provide support for future growth. The continued decline in sales and marketing expenses as a percentage of revenue reflects the ongoing scaling of the Company’s channel strategy as well as consistent improvements in overall sales efficiency.

General and Administrative

General and administrative expenses during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative	$81,050	$69,222	$11,828	17.1%
Percentage of revenue	19.3%	20.9%	—	—

GAAP general and administrative	$81,050	$69,222	$11,828	17.1%
Stock-based compensation expense	(19,556)	(20,483)	927	(4.5)%
Secondary listing costs	(2,941)	—	(2,941)	(100.0)%
Discontinuation of growth equity fund	(1,917)	—	(1,917)	(100.0)%
Non-GAAP general and administrative	$56,636	$48,739	$7,897	16.2%
Non-GAAP percentage of revenue	13.5%	14.7%	—	—

General and administrative expenses increased 17.1% to $81.1 million for the year ended December 31, 2025. The increase was primarily driven by a $7.2 million increase in personnel costs, a $2.9 million of costs related to the Company’s secondary listing on the SGX-ST, and $1.9 million of net costs related to the discontinuation of the Company’s participation in A3 Ventures Fund 1, L.P. (the "Fund").

PART II

Item 7

Research and Development

Research and development expenses during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Research and development	$52,585	$48,699	$3,886	8.0%
Percentage of revenue	12.5%	14.7%	—	—

GAAP research and development	$52,585	$48,699	$3,886	8.0%
Stock-based compensation expense	(8,149)	(8,296)	147	(1.8)%
Non-GAAP research and development	$44,436	$40,403	$4,033	10.0%
Non-GAAP percentage of revenue	10.6%	12.2%	—	—

Research and development expenses increased 8.0% to $52.6 million for the year ended December 31, 2025, primarily driven by a $2.2 million increase in personnel costs, which included additional headcount and ongoing investment in the development of new offerings and enhancements to existing offerings, and a $0.7 million increase in training and development costs.

Income Tax Provision

Income tax provision during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended
	December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Income tax expense	$5,381	$4,743	$638	13.5%

Income tax expense for the year ended December 31, 2025 was $5.4 million as compared to $4.7 million for the year ended December 31, 2024. The effective tax rate, which equals the income tax provision divided by pretax income (loss) from continuing operations, was 13.3% for the year ended December 31, 2025, compared to (19.4)% for the year ended December 31, 2024. The change in effective tax rates for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, a permanent item recorded for stock-based compensation, GILTI and changes in the valuation allowance in the U.S. and certain foreign jurisdictions. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. Such a release would increase our effective tax rate in subsequent periods but would not affect cash paid for income taxes.

PART II

Item 7

Non-GAAP Operating Income and Non-GAAP Operating Margin

The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Year Ended
	December 31,
	2025	2024
	(in thousands, except percentages)
GAAP operating income	$33,035	$7,166
GAAP operating margin	7.9%	2.2%
Add:
Stock-based compensation	39,315	39,059
Amortization of acquired intangible assets	1,965	1,420
Secondary listing costs	2,941	—
Discontinuation of growth equity fund	1,917	—
Non-GAAP operating income	$79,173	$47,645
Non-GAAP operating margin	18.9%	14.4%

Non-GAAP operating income and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income as GAAP operating income plus the following items: stock-based compensation, the amortization of acquired intangible assets, the costs associated with our secondary listing on the SGX-ST, and the costs associated with the discontinuation of our participation in the Fund. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation, which has had historical volatility from period to period due to mark-to-market securities, and of acquired intangible assets, which are unrelated to current operations and are neither comparable to the prior period nor predictive of future results. While the amortization expense of acquired intangible assets is excluded from certain non-GAAP measures, the revenue related to acquired intangible assets is reflected in such measures as those assets contribute to revenue generation. The elimination of the effect of variability caused by stock-based compensation expense and the amortization of acquired intangible assets, both of which are non-cash expenses, and the one-time nature of the costs associated with our secondary listing on the SGX-ST and the net costs associated with the discontinuation of our participation in the Fund, provides a better representation as to the overall operating performance of the Company. We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, and (e) to assess financial discipline over operational expenditures.

GAAP operating margin for the years ended December 31, 2025 and 2024 was 7.9% and 2.2%, respectively. Non-GAAP operating margin for the years ended December 31, 2025 and 2024 was 18.9% and 14.4%, respectively. The increase in both GAAP and non-GAAP operating margins was attributable to the Company’s revenue growth (in part benefitting from the continued scaling of the Company’s channel partner strategy) as well as to the Company’s continued focus on expense management, while GAAP operating margins also improved due to the Company’s ongoing management of stock-based compensation expense, which represented less than 10% of total revenue in the year ended December 31, 2025.

PART II

Item 7

Liquidity and Capital Resources

As of December 31, 2025, we had $481.1 million in cash and cash equivalents and no outstanding debt.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. We also have letters of credit issued in the amount of $1.0 million as security for operating leases, and $5.4 million as security for customer contingency agreements. In addition, we extended a credit facility with a remaining commitment of $1.5 million, and a committed $50.0 million to the Fund. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. Refer to “Note 12 - Commitments and Contingencies” for more information regarding the purchase commitments.

We also maintain a loan and security agreement (the “Loan Agreement”), dated November 3, 2023, with HSBC Bank USA, National Association (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may draw upon at our request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. Pursuant to the Loan Agreement, we pledged, assigned and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and assets as security for our obligations under the Loan Agreement. As of December 31, 2025, we are compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$85,257	$88,894
Net cash used in investing activities	(20,200)	(2,601)
Net cash provided by (used in) financing activities	123,991	(15,537)

PART II

Item 7

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025, was $85.3 million, reflecting our net income of $35.1 million, adjusted for non-cash items of $60.5 million and net cash outflows of $10.4 million from changes in our operating assets and liabilities. The main considerations for non-cash items were stock-based compensation, operating lease right-of-use asset expense and depreciation and amortization. The main considerations of changes in operating assets and liabilities that resulted in cash inflows related to an increase in deferred revenue that is partially offset by an increase in accounts receivable as a result of business growth. This was offset by cash outflows related to an increase in deferred contract costs and operating lease liabilities.

Net cash provided by operating activities for the year ended December 31, 2024, was $88.9 million, reflecting our net loss of $29.1 million, adjusted for non-cash items of $89.3 million and net cash inflows of $28.8 million from changes in our operating assets and liabilities. The main considerations for non-cash items were stock-based compensation, operating lease right-of-use asset expense and mark to market adjustments on earnout and warrant liabilities. The main considerations of changes in operating assets and liabilities that resulted in cash inflows related to an increase in deferred revenue that is partially offset by an increase in accounts receivable as a result of business growth. This was partially offset by cash outflows related to an increase in deferred contract costs and operating lease liabilities.

Investing Activities

Net cash  used in investing activities for the year ended December 31, 2025, was $20.2 million, primarily consisting of $14.9 million paid in a business acquisition,  $3.7 million of purchases of property and equipment, and $1.6 million in software development.

Net cash  used in investing activities for the year ended December 31, 2024, was $2.6 mill ion, primarily consisting of $3.0 million of purchases of property and equipment, $1.8 million in the purchase of investments, $1.8 million investment in notes, and $1.2 million in software development, partially offset by the release of $5.4 million of certificates of deposit that were replaced by a sublimit of our line of credit.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025, was $124.0 million, primarily consisting of $168.2 million of proceeds from the exercises of warrants and, $17.7 million of proceeds from the exercises of stock options, partially offset by $49.8 million in purchases of common stock and $12.1 million to repurchase the noncontrolling interest in MaivenPoint Pte. Ltd.

Net cash used in financing activities for the year ended December 31, 2024, was  $15.5 million, primarily consisting of $33.1 million in purchases of common stock, $6.1 million in the redemption of the redeemable noncontrolling interest of MaivenPoint, and $4.0 million in the purchase of public warrants, partially offset by $17.2 million of proceeds from the exercising of warrants, and $11.0 million of proceeds from the exercising of stock options.

PART II

Item 7

Indebtedness

Credit Facility

We maintain a line of credit under the Loan Agreement with HSBC, as lender. See “Note 9 – Line of Credit” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

The Loan Agreement provides for a revolving line of credit of up to $30.0 million, with an additional $20.0 million accordion feature for additional capital we may draw upon at our request. Borrowings under the line bear interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio. The line carries an unused fee at a rate equal to 0.5%. Any borrowings under the Loan Agreement will be used for general corporate purposes.

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

To date, we are in compliance with all covenants under the Loan Agreement. We have not at any time, including as of and for the fiscal year ending as of December 31, 2025, borrowed under the Loan Agreement. The description of the Loan Agreement is qualified in its entirety by the full text of such agreement, a copy of which is attached as an exhibit to this Annual Report.

Leasing Obligations

We are obligated under various non-cancelable operating leases for office space and other facilities. The initial terms of the leases expire on various dates through 2032. During the years ended December 31, 2025 and 2024, total rent expense for facilities amounted to $9.2 million and $7.2 million, respectively. As of December 31, 2025, letters of credit have been issued in the amount of $1.0 million as security for operating leases. The letters of credit are secured by a sublimit of our line of credit (refer to “Note 9 - Line of Credit” for further details).

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

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

PART II

Item 7A

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $481.3 million as of December 31, 2025, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our consolidated financial statements. As of December 31, 2025, we had no outstanding obligations under our line of credit with HSBC under the Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Revenues denominated in the U.S. Dollar as a percentage of total revenues were approximately 36% for the year ended December 31, 2025. Expenses denominated in the U.S. Dollar as a percentage of total expenses were approximately 50% for the year ended December 31, 2025.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in income from operations of approximately $7.4 million for the twelve months ended December 31, 2025. This analysis disregards that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits.

PART II

Item 8

Item 8. Financial Statements AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AvePoint, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvePoint, Inc. and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of income (loss), comprehensive income (loss), mezzanine equity and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 26, 2026

We have served as the Company’s auditor since 2021.

AvePoint, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$481,060	$290,735
Accounts receivable, net	124,526	87,365
Prepaid expenses and other current assets	19,726	16,695
Total current assets	625,312	394,795
Property and equipment, net	6,020	5,289
Goodwill	37,986	17,715
Intangible assets, net	12,052	8,889
Operating lease right-of-use assets	16,824	15,954
Deferred contract costs	71,257	59,838
Other assets	19,730	16,575
Total assets	$789,181	$519,055
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,805	$2,352
Accrued expenses and other current liabilities	84,191	76,135
Current portion of deferred revenue	185,696	144,468
Total current liabilities	273,692	222,955
Long-term operating lease liabilities	9,949	9,909
Long-term portion of deferred revenue	15,260	8,840
Other liabilities	11,581	6,403
Total liabilities	310,482	248,107
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 215,076 and 194,071 shares issued and outstanding as of December 31, 2025 and 2024, respectively	22	19
Additional paid-in capital	980,389	779,007
Accumulated other comprehensive income	8,366	576
Accumulated deficit	(510,078)	(510,448)
Noncontrolling interest	—	1,794
Total stockholders’ equity	478,699	270,948
Total liabilities and stockholders’ equity	$789,181	$519,055

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

	For the Year Ended
	December 31,
	2025	2024	2023
Revenue:
SaaS	$319,167	$230,667	$160,961
Term license and support	41,386	44,560	52,744
Services	53,839	44,036	44,795
Maintenance	5,105	11,219	13,325
Total revenue	419,497	330,482	271,825
Cost of revenue:
SaaS	57,302	41,544	35,924
Term license and support	1,360	1,584	1,946
Services	49,764	38,757	38,807
Maintenance	375	641	783
Total cost of revenue	108,801	82,526	77,460
Gross profit	310,696	247,956	194,365
Operating expenses:
Sales and marketing	144,026	122,869	112,105
General and administrative	81,050	69,222	61,271
Research and development	52,585	48,699	36,340
Total operating expenses	277,661	240,790	209,716
Income (loss) from operations	33,035	7,166	(15,351)
Other income (expense), net	7,466	(31,565)	(3,263)
Income (loss) before income taxes	40,501	(24,399)	(18,614)
Income tax expense	5,381	4,743	2,887
Net income (loss)	$35,120	$(29,142)	$(21,501)
Net income (loss) attributable to noncontrolling interest	321	(52)	224
Net income (loss) available to common stockholders	$34,799	$(29,090)	$(21,725)
Net income (loss) per share:
Basic	$0.17	$(0.16)	$(0.12)
Diluted	$0.15	$(0.16)	$(0.12)
Weighted average shares outstanding:
Basic	207,587	183,721	182,257
Diluted	229,293	183,721	182,257

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Year Ended
	December 31,
	2025	2024	2023
Net income (loss)	$35,120	$(29,142)	$(21,501)
Other comprehensive income (loss) net of taxes
Unrealized gain (loss) on available-for-sale securities	12	(106)	100
Foreign currency translation adjustments	7,853	(2,608)	1,104
Total other comprehensive income (loss)	7,865	(2,714)	1,204
Total comprehensive income (loss)	$42,985	$(31,856)	$(20,297)
Comprehensive income (loss) attributable to noncontrolling interest	432	(144)	238
Total comprehensive income (loss) available to common stockholders	$42,553	$(31,712)	$(20,535)

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2024	194,070,512	$19	$779,007	$(510,448)	$576	$1,794	$270,948
Proceeds from exercise of options	5,008,369	1	17,708	—	—	—	17,709
Common stock issued upon vesting of restricted stock units	4,781,217	—	—	—	—	—	—
Stock-based compensation expense	—	—	39,315	—	—	—	39,315
Repurchase of noncontrolling interest	—	—	(9,958)	—	36	(2,226)	(12,148)
Reclassification of warrant liabilities	—	—	1,452	—	—	—	1,452
Proceeds from exercise of warrants	14,625,054	2	168,187	—	—	—	168,189
Redemption of warrants	—	—	(2)	—	—	—	(2)
Repurchase and retirement of common stock	(3,409,119)	—	(15,320)	(34,429)	—	—	(49,749)
Comprehensive income:
Net income	—	—	—	34,799	—	321	35,120
Unrealized gain on available-for-sale securities	—	—	—	—	12	—	12
Foreign currency translation adjustments	—	—	—	—	7,742	111	7,853
Balance, December 31, 2025	215,076,033	$22	$980,389	$(510,078)	$8,366	$—	$478,699

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

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

For the Years Ended December 31, 2025, 2024 and 2023

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

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$35,120	$(29,142)	$(21,501)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,205	5,382	4,687
Operating lease right-of-use assets expense	8,614	6,270	6,234
Foreign currency remeasurement loss	4,497	866	—
Stock-based compensation	39,315	39,059	36,048
Deferred income taxes	(2,240)	498	(864)
Allowance for credit loss on notes receivable	4,037	—	—
Other	468	(67)	1,068
Change in value of earn-out and warrant liabilities	(408)	37,276	11,454
Changes in operating assets and liabilities:
Accounts receivable	(31,300)	(4,898)	(19,448)
Prepaid expenses and other current assets	(2,658)	(3,350)	(2,773)
Deferred contract costs and other assets	(11,266)	(8,482)	(7,687)
Accounts payable, accrued expenses and other current liabilities, and other liabilities	3,383	22,443	6,882
Operating lease liabilities	(8,636)	(6,397)	(6,273)
Deferred revenue	40,126	29,436	26,867
Net cash provided by operating activities	85,257	88,894	34,694
Investing activities
Maturities of investments	167	5,353	2,620
Purchases of investments	(167)	(1,819)	(3,497)
Cash paid in business combinations, net of cash acquired	(14,893)	—	—
Capitalization of internal-use software	(1,624)	(1,211)	(1,434)
Purchase of property and equipment	(3,683)	(3,044)	(2,087)
Issuance of notes receivables	—	(1,750)	(1,250)
Other investing activities	—	(130)	—
Net cash used in investing activities	(20,200)	(2,601)	(5,648)
Financing activities
Purchase of common stock	(49,750)	(33,053)	(39,036)
Proceeds from warrant exercises	168,189	17,182	—
Proceeds from stock option exercises	17,709	11,033	5,569
Repurchase of noncontrolling interest	(12,148)	—	—
Funds held on behalf of others	6,065	—	—
Funds released on behalf of others	(6,065)	—	—
Redemption of redeemable noncontrolling interest	—	(6,130)	—
Purchase of public warrants	—	(3,991)	—
Company earn-out shares settled in cash	—	(572)	—
Other financing activities	(9)	(6)	(200)
Net cash provided by (used in) financing activities	123,991	(15,537)	(33,667)
Effect of exchange rates on cash	1,277	(3,183)	595
Net increase (decrease) in cash and cash equivalents	190,325	67,573	(4,026)
Cash and cash equivalents at beginning of period	290,735	223,162	227,188
Cash and cash equivalents at end of period	$481,060	$290,735	$223,162
Supplemental disclosures of cash flow information
Income taxes paid	$6,831	$6,882	$6,112
Company earn-out shares issuance	$—	$53,871	$—
Unpaid purchase consideration transferred in connection with the business combination	$5,499	$—	$—

See accompanying notes.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business and Organization

AvePoint, Inc., (hereinafter referred to as “AvePoint,” the “Company,” “we,” “us,” or “our”) is a global provider of modern data protection, enabling organizations to secure, govern, and operationalize data at scale across major cloud ecosystems. Customers rely on the AvePoint Confidence Platform to reduce risk, improve operational efficiency, and accelerate digital transformation as they adopt cloud collaboration and artificial intelligence (“AI”)-driven advanced tools and workflows.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the consolidated accounts of AvePoint, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Guidance

In the year ended December 31, 2025, the Company adopted the accounting standards update that requires companies to provide disaggregated disclosures about the effective tax rate reconciliation as well as additional information on income taxes paid (refer to “Note 10 – Income Taxes”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenue and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for determination of standalone selling price for revenue recognition, allowance for credit losses, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, stock-based compensation, purchase price in a business combination, and earn-out liabilities. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of short-term investments to be included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2024;
•	The reclassification of operating lease liabilities from accounts payable, accrued expenses and other current liabilities and other liabilities on the consolidated statements of cash flows for the years ended December 31, 2024 and 2023;
•	The reclassification of repayments of finance leases, payments of debt issuance costs, and redemption of warrants to be included in other financing activities on the consolidated statements of cash flows for the years ended December 31, 2024 and 2023;
•	The reclassification of indirect taxes, current operating lease liabilities, income taxes payable, cloud service fees, professional service fees and accrued partner expenses to be included in other on Note 8 to the consolidated financial statements for the year ended December 31, 2024.

Foreign Currency

The Company has foreign operations where the functional currency has been determined to be the local currency. Adjustments resulting from translating such foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded as a component of accumulated other comprehensive income in the Company’s consolidated balance sheets. Revenue and expenses are translated using average rates prevailing during the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the Company’s consolidated statements of income (loss).

Cash and Cash Equivalents

The Company maintains cash and cash equivalents with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries which impose regulations that limit the ability to transfer cash out of the country. As of  December 31, 2025 and 2024, the Company’s cash balances at these entities were $20.0 million and $15.5 million, respectively.

Based on our intentions regarding our investments in U.S. treasury bills, we classify these investments as available-for-sale. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for the interest income from amortization of the discount arising at acquisition, and any unrealized losses determined to be related to credit losses, which we record within other income (expense), net in the accompanying consolidated statements of income (loss).

Prepaid Expenses and Other Current Assets

The prepaid expenses balances as of  December 31, 2025 and 2024 were $9.0 million and $7.2 million, respectively.

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

We evaluate long-lived assets, which include leasehold improvements and equipment subject to depreciation and amortization, for impairment whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized when the aggregate of estimated undiscounted future cash flows expected to result from the use and the eventual disposition of the long-lived assets is determined to be less than its carrying amount. Impairment, if any, is determined based on the fair value of the long-lived asset.

There were no impairment charges recognized during the years ended December 31, 2025, 2024 and 2023, respectively.

Business Combination

When we consummate a business combination, the assets acquired and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the acquisition date fair value of the net identifiable assets acquired. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which  may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as we obtain new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the consolidated statements of income (loss). Acquisition-related costs were immaterial and were expensed as incurred.

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

Intangible Assets, net

Intangible assets primarily consist of customer related assets and acquired software and technology. Typical customer related assets include order backlogs and customer relationships. Intangible assets are amortized on a straight-line basis over their useful lives, which range from three years to ten years. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that  may warrant revised estimates of useful lives or that indicate the asset  may be impaired.

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

Costs to develop or obtain internal-use software and costs of significant upgrades and enhancements resulting in additional functionality are capitalized in the intangible assets, net within the consolidated balance sheets. These costs are primarily software purchased for internal use, purchased software licenses, implementation costs, and development costs related to our hosted product, which is accessed by customers on a subscription basis. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. The capitalized expenses are amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Internally developed software costs and implementation costs incurred in hosting arrangements required to be capitalized as defined by the accounting guidance are not material to our consolidated financial statements.

Leases

Leases are classified as either operating or finance leases based on certain criteria. This classification determines the timing and presentation of expenses on the income statement, as well as the presentation of the related cash flows and balance sheet. The Company currently has no material finance leases.

Right-of-use (“ROU”) assets and related liabilities are recorded at lease commencement based on the present value of the lease payments over the expected lease term. Lease payments include future increases unless the increases are based on changes in an index or rate. If the rate implicit in the leases was not readily determinable, the Company’s incremental borrowing rate is used to calculate ROU assets and related liabilities. The incremental borrowing rate is determined based on the Company’s estimated credit rating, the term of the lease, the economic environment where the asset resides and full collateralization. Lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term and is allocated within operating expenses in the consolidated statements of income (loss).

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We elected to combine fixed payments for non-lease components, for all classes of underlying assets, with our lease payments and account for them together as a single lease component which increases the amount of our lease assets and liabilities.

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, service, and maintenance contracts. The initial commissions are amortized over the anticipated period of asset benefit. We have structured commissions plans such that the commission rate paid on renewal contracts are less than those paid on the initial contract; therefore, it is determined that the renewal commissions are not commensurate with the initial commission, which are related to future contracts with a customer. The renewal commissions are amortized over the average renewal term. We determine the anticipated period of asset benefit and the average renewal term utilizing a portfolio approach, considering our customer contracts, the duration of our relationships with our customers, and the useful life of our technology. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence. No impairment was recorded for the years ended  December 31, 2025, 2024 and 2023.

Amortization of deferred contract costs of $22.7 million, $20.9 million and $19.0 million for the years ended  December 31, 2025, 2024 and 2023, respectively, is included as a component of sales and marketing expenses in our consolidated statements of income (loss).

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

■

Maintenance revenue includes revenue from sales of legacy perpetual licenses and related post-contract support. Perpetual license revenue is recognized upfront upon delivery of the licensed product and/or the utility that enables the customer to access authorization keys, provided that an enforceable contract has been received. While perpetual license revenues today are immaterial, our perpetual licenses are typically sold with post-contract support (“PCS”), which includes unspecified technical enhancements and customer support. Revenue from PCS is classified as maintenance revenue and is recognized ratably over the term of the contract, which is typically one year, as we satisfy the PCS performance obligation.

In rare cases when the software and the related when-and-if available updates are critical to the combined utility of the software, the Company has determined this to be one performance obligation and revenue is recognized ratably over the license term.

Term license revenue recognized at point in time was $26.5 million, $27.3 million and $31.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining revenue amount is recognized over time.

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

Many of our contracts include multiple performance obligations. Our products and services generally do not require a significant amount of integration or interdependency; therefore, the Company’s products and services are generally not combined. We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price for each performance obligation within each contract.

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

Total deferred revenue as of December 31, 2024 was $153.3 million, of which $144.7 million was recognized as revenues for the year ended December 31, 2025.

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

			Deferred
	Accounts	Deferred	contract
	receivable (1)	revenue	costs
	(in thousands)
Balance, December 31, 2024	$95,683	$153,308	$59,838
Balance, December 31, 2025	135,089	200,956	71,257

(1) Accounts receivable is inclusive of accounts receivable, net of allowance for credit losses, current unbilled receivables and long-term unbilled receivables. Long-term unbilled receivables are included in other assets on the consolidated balance sheets.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

No customer accounted for more than 10% of revenue for the years ended December 31, 2025, 2024 and 2023, and no customer accounted for more than 10% of accounts receivable as of December 31, 2025 and 2024.

As of December 31, 2025, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $508.1 million, of which $442.5 million is related to SaaS and term license and support revenue. We expect to recognize approximately 59% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance as of December 31, 2025, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified.

For additional information regarding our income taxes, refer to “Note 10 - Income Taxes”.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Noncontrolling Interest

Noncontrolling interest is recognized as equity in the Company’s consolidated balance sheets, is reflected in net income attributable to noncontrolling interest in the consolidated statements of income (loss) and comprehensive loss and is captured within the net income (loss) in the consolidated statements of mezzanine equity and stockholders’ equity. Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by third parties. Redeemable noncontrolling interest is measured at the higher of its redeemable value and net income (loss) allocated to the redeemable noncontrolling interest, and is included in mezzanine equity on the consolidated statements of mezzanine equity and stockholders’ equity. At each reporting period, we increase the carrying amount of the redeemable noncontrolling interest by periodic accretions using the interest method so that the carrying amount will equal the redemption amount on the date that the put option becomes exercisable. These adjustments are recorded as net income attributable to noncontrolling interest on the consolidated statements of income (loss). Upon expiration of the underlying put option, the redeemable noncontrolling interest is reclassified to equity on the consolidated statements of mezzanine equity and stockholders’ equity.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet effective

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (ASC 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (ASC 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments in this ASU may be applied either prospectively or retrospectively. Early adoption is also permitted. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements and related disclosures.

In  July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective on a prospective basis in annual reporting periods beginning after  December 15, 2025, and interim periods within those annual periods. Early adoption is also permitted. We are currently evaluating the impact from the adoption of ASU 2025-05 on our consolidated financial statements and related disclosures.

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

The acquisition-related costs incurred by the Company totaled $1.3 million, of which $0.5 million was incurred during the year ended December 31, 2025. These costs are recognized as an expense in the general and administrative item in the consolidated statements of income (loss).

The financial results of Ydentic have been included in our consolidated financial statements since the date of the acquisition. The Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Ydentic acquisition as a result of book-to-tax differences primarily related to the technology and software intangibles and customer related assets.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Purchase Consideration Allocation
(in thousands)
Accounts receivable, net	$618
Prepaid expenses and other current assets	173
Property and equipment, net	68
Goodwill	17,195
Intangible assets, net	3,943
Operating lease right-of-use assets	562
Other assets	30
Accounts payable	(347)
Accrued expenses and other current liabilities	(374)
Current portion of deferred revenue	(2)
Long-term operating lease liabilities	(457)
Other liabilities	(1,017)
Total purchase consideration	$20,392

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

The estimated fair values of identifiable intangible assets were determined using the multiperiod excess earnings method and distributor method. The multiperiod excess earnings method is a method of estimating the value of the primary income-generating intangible asset within a group of assets, by calculating the cash flow attributable to that asset after deducting contributory asset charges. The distributor method is a form of the multiperiod excess earnings method that relies upon market-based distributor data to value customer relationship intangible assets. Some of the significant assumptions inherent in the development of such asset valuations include revenues, contributory asset charges, discount rate and useful life. The fair value of intangible assets is based on publicly available benchmarking information as well as assumptions in our valuation procedures.

Mandatorily Redeemable Noncontrolling Interest

As part of the acquisition, the Company agreed to purchase the remaining 20% of the outstanding shares of Ydentic. The unconditional purchase obligation is a liability-classified mandatorily redeemable noncontrolling interest with subsequent measurement at its estimated redemption value. The liability was initially recognized as a level 3 investment at fair value of $5.5 million. The Company estimated the fair value of the mandatorily redeemable noncontrolling interest using a Monte Carlo simulation model, with the significant input of risk-free rate at 4.27%. The model incorporated multiple random iterations, simulating various potential future price paths over the contractual life of the noncontrolling interest shares, based on appropriate probability distributions.

Subsequent to the initial measurement, mandatorily redeemable noncontrolling interests are measured at the higher of the initial recorded liability and the amount of cash that would be paid under the conditions specified in the applicable agreement, assuming settlement occurred as of the reporting date. Any change in the estimated redemption amount compared to the prior reporting date is recognized as interest expense (income) in the consolidated statements of income (loss).

As of December 31, 2025, the liability was $6.2 million, $1.9 million is included in accrued expenses and other current liabilities and $4.3 million is included in other liabilities within the consolidated balance sheets. Under the agreement, the Company has a minimum obligation to purchase one-third of the outstanding shares of Ydentic on an annual basis.

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

	December 31,	December 31,
	2025	2024
	(in thousands)
Beginning balance	$17,715	$19,156
Acquisitions	17,195	—
Effect of foreign currency translation	3,076	(1,441)
Ending balance	$37,986	$17,715

During the years ended December 31, 2025, 2024 and 2023, goodwill was not impaired.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Intangible Assets, net

Intangible assets consist of acquired intangible assets and internally-developed software.

A summary of the balances of the Company’s intangible assets as of  December 31, 2025 and 2024 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
	December 31, 2025			December 31, 2024
	(in thousands)						(in years)
Technology and software, net	14,911	(6,120)	8,791	8,906	(3,446)	5,460	3.0-10.0
Customer related assets, net	4,890	(1,629)	3,261	4,329	(1,036)	3,293	3.0-10.0
Content, net	—	—	—	818	(682)	136	3.0
Total	$19,801	$(7,749)	$12,052	$14,053	$(5,164)	$8,889

Amortization expense for intangible assets was $3.2 million, $2.5 million, and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of  December 31, 2025, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31:
(in thousands)
2026	$3,165
2027	2,655
2028	2,111
2029	1,515
2030	1,503
Thereafter	1,103
Total intangible assets subject to amortization	$12,052

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	December 31,	December 31,
	2025	2024
	(in thousands)
Trade receivables	$98,102	$68,007
Current unbilled receivables	27,162	20,205
Allowance for credit losses	(738)	(847)
	$124,526	$87,365

Long-term unbilled receivables were $10.6 million and $8.3 million as of December 31, 2025 and 2024, respectively, and were included in other assets within the consolidated balance sheets.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Computer equipment	$10,588	$8,492
Leasehold improvements	5,615	4,480
Furniture and fixtures	1,383	1,282
Building	716	685
Office equipment	511	448
Software	520	504
	19,333	15,891
Less accumulated depreciation and amortization	(13,313)	(10,602)
	$6,020	$5,289

Depreciation and amortization expense was $3.0 million, $2.9 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following components:

	December 31,	December 31,
	2025	2024
	(in thousands)
Accrued compensation	$36,938	$39,532
Other	47,253	36,603
	$84,191	$76,135

9. Line of Credit

The Company maintains a loan and security agreement  (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) , as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. Of the $30.0 million line of credit, a sublimit of approximately $9.3 million is designated to facilitate the issuance of bank guarantees, including letters of credit. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. The Company is required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted the bank a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations. As of December 31, 2025, the Company is compliant with all covenants under the line and had no borrowings outstanding under the line of credit.

The Company has not at any time, including as of December 31, 2025, and for the fiscal year ended December 31, 2025, borrowed under the Loan Agreement.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Income Taxes

Pretax income (loss) resulting from domestic and foreign operations is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic	$(24,491)	$(63,588)	$(31,398)
Foreign	64,992	39,189	12,784
Pretax income (loss) from continuing operations	$40,501	$(24,399)	$(18,614)

On July 4th, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States, which extended and modified certain provisions of the 2017 Tax Cuts and Jobs Act (the “TCJA”). The OBBBA makes permanent keys elements of the TCJA, including 100 percent bonus depreciation and domestic research cost expensing. The Company continues to evaluate the impact of the OBBBA’s provisions that take effect in future years.

The components of the provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current income tax expense:
Federal	$510	$(510)	$3,188
State and local	134	71	(1,121)
Foreign	7,271	4,785	1,691
Total current income tax expense	7,915	4,346	3,758
Deferred income tax (benefit) expense:
Foreign	(2,534)	397	(871)
Total deferred income tax (benefit) expense	(2,534)	397	(871)
Total income tax expense	$5,381	$4,743	$2,887

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rates as follows:

	Year Ended December 31,
	2025
	(in thousands, except percentages)
U.S. Federal Statutory Tax Rate	$8,505	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	106	0.3%
Foreign Tax Effects
Australia
Valuation Allowance	(2,518)	(6.2)%
Other	253	0.6%
Germany
Effect of Rates Different than Statutory	1,310	3.2%
Other	(9)	(0.1)%
United Kingdom
Valuation Allowance	(776)	(1.9)%
Other	(358)	(0.9)%
Japan
Effect of Rates Different than Statutory	1,388	3.4%
Other	26	0.1%
Singapore
Effect of Rates Different than Statutory	(5,381)	(13.3)%
Singapore Tax Credit	(621)	(1.5)%
Return To Provision	(1,068)	(2.6)%
Other	(60)	(0.1)%
Other foreign jurisdictions	(948)	(2.3)%
Effect of Cross-Boarder Tax Laws
Global intangible low-tax income	4,538	11.2%
Changes in Valuation Allowances	4,260	10.5%
Nontaxable or Nondeductible items
Share based compensation	(5,224)	(12.9)%
Executive compensation limitation	1,529	3.8%
Other	412	1.0%
Changes in Unrecognized Tax Benefits	(150)	(0.4)%
Other Adjustments
Return To Provision	167	0.4%
Effective Tax Rate	$5,381	13.3%

During the year ended December 31, 2025, state taxes in District of Columbia and New York City comprised greater than 50% of the tax effect in this category.

For the years ended December 31, 2024 and 2023, the effective income tax rate differs from the statutory federal income tax rates as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
U.S. federal statutory tax rate	$(5,124)	$(3,909)
State and local income taxes, net	(2,419)	(2,077)
Stock-based compensation	(4,313)	3,117
Executive compensation limitation	1,812	449
Fair value of earn-out liability	7,828	2,165
GILTI inclusion, net	3,903	1,940
Foreign-derived intangible income deduction	—	(1,534)
Change in valuation allowance	3,866	1,794
Deferred rate change	(119)	2,076
Foreign rate differential	(2,736)	(1,107)
Return-to-provision adjustments	2,095	274
Permanent differences	91	(343)
Other, net	(141)	42
Total	$4,743	$2,887

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, a permanent item recorded for stock-based compensation, and changes in valuation allowance in the U.S. and certain foreign jurisdictions.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	December 31,	December 31,
	2025	2024
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$7,076	$7,881
Deferred revenue	4,472	3,834
Compensation and benefits	7,744	7,452
Research and development expenses	20,625	18,010
Lease liability	3,712	2,110
Other	2,893	475
Total Deferred Tax Assets	46,522	39,762
Less: Valuation allowance	(27,862)	(25,808)
Deferred Tax Assets, net	18,660	13,954

Deferred Tax Liabilities:
Property and equipment	(311)	14
Amortization	(2,390)	(2,026)
Commissions	(13,167)	(11,833)
Unbilled receivable	(40)	(204)
Right-of-use assets	(3,552)	(1,925)
Total Deferred Tax Liabilities	(19,460)	(15,974)
Net Deferred Tax Liabilities	$(800)	$(2,020)

As of December 31, 2025, the Company had net operating loss (“NOL”) carryforwards for state and local income tax of approximately $49.0 million, which may offset future taxable income. The state NOL carryforwards expire beginning in 2026. The Company also has foreign NOL carryforwards of approximately $19.6 million, which will expire beginning in 2030 NOL carryforward periods vary from five years to indefinite.

Cash paid for income taxes, net of refunds, were as follows:

Year Ended December 31,
2025
(in thousands)
Foreign
Australia	$1,456
China	415
Germany	3,518
Japan	500
Netherlands	450
Other	(75)
Foreign Subtotal	6,264
US State and Local
Other	95
State Subtotal	95
Total cash paid for income taxes, net of refunds	$6,359

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Under the provisions of the Internal Revenue Code, the U.S. NOL carryforwards are subjected to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of a cumulative change in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. The Company may have experienced an ownership change prior to December 31, 2025, however, the Company does not believe its NOL carryforwards would be limited under IRC Section 382. The Company could experience an ownership change in the future which could limit the utilization of certain NOL carryforwards.

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considered all available positive and negative evidence, including the level of historical taxable income, future reversals of existing temporary differences, tax planning strategies, and projected future taxable income. On the basis of this evaluation, a valuation allowance of $27.9 million and $25.8 million was recorded as of December 31, 2025 and 2024, respectively, against certain jurisdictions’ net deferred tax assets for which it is more likely than not that the tax benefit will not be realized. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. Such a release would increase our effective tax rate in subsequent periods but would not affect cash paid for income taxes.

As of December 31, 2025, the Company did not provide any foreign withholding taxes related to its foreign subsidiaries’ undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested to fund ongoing operations of the foreign subsidiaries. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties is as follows:

	December 31,	December 31,	December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$120	$134	$141
Expiration of applicable statute of limitations	(60)	(14)	(7)
Ending balance	$60	$120	$134

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of  December 31, 2025 and 2024, the Company had $0.1 million and $0.2 million, respectively, of accrued interest and penalties associated with unrecognized tax benefits. These amounts were included in other liabilities in their respective years. As of  December 31, 2025 and 2024, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was not material.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The tax years 2021 through 2024 generally remain open for examination for federal, state and local tax purposes. The tax years 2015 through 2024 are open and subject to audit by foreign jurisdictions.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Leases

The Company is obligated under various non-cancelable operating leases primarily for office space. The initial terms of the leases expire on various dates through 2032. We determine if an arrangement is a lease at inception.

The components of the Company’s operating lease expenses are reflected in the consolidated statements of income (loss) as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Lease liability cost	$9,091	$7,105	$6,978
Short-term lease expenses (1)	1,655	1,271	777
Variable lease cost not included in the lease liability (2)	458	619	477
Total lease cost	$11,204	$8,995	$8,232

(1) Short-term lease expenses include rent expenses from leases of 12 months or less on the transition date or lease commencement.

(2) Variable lease cost includes common area maintenance, property taxes, and fluctuations in rent due to a change in an index or rate.

During the year ended  December 31, 2025 and 2024, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $9.7 million and $8.7 million, respectively.

Other information related to operating leases is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$9,164	$7,095	$7,190

As of  December 31, 2025 and 2024, our operating leases had weighted average remaining lease terms of 3.1 years and 3.3 years, respectively, and weighted average discount rates of 5.4% and 5.2%, respectively.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The maturity schedule of the operating lease liabilities as of  December 31, 2025, is as follows:

Year Ending December 31:
(in thousands)
2026	$8,294
2027	5,683
2028	2,160
2029	1,674
2030	958
Thereafter	257
Total future lease payments	19,026
Less: Present value adjustment	(1,543)
Present value of future lease payments (1)	$17,483

(1) Includes the current portion of operating lease liabilities of $7.5 million, which is reflected in accrued expenses and other current liabilities in the consolidated balance sheets.

As of  December 31, 2025, letters of credit have been issued in the amount of $1.0 million as security for operating leases. The letters of credit are secured by a sublimit of our line of credit (refer to “Note 9 – Line of credit” for further details).

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

In February 2024, the Company committed to contribute $50.0 million to the Fund. Refer to “Note 15 — Growth Equity Fund” for more information.

In December 2025, the Company entered into a five‑year agreement under which the Company committed to consume $340.0 million of eligible IT services from December 1, 2025 through November 30, 2030. The agreement includes a Year 1 minimum consumption milestone of $50.0 million, for which the vendor  may invoice the Company for any shortfall as a prepayment that will be applied against future consumption.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company is obligated to make the following future minimum payments under the non-cancelable terms of these contracts as of  December 31, 2025:

Years ending December 31,
(in thousands)
2026	$50,750
2027	2,574
2028	4,115
2029	6,676
2030	290,000
Thereafter	—
$354,115

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of December 31, 2025, the Company was not a party to any other litigation for which a material claim is reasonably possible, probable or estimable.

Indemnification

The Company has entered into indemnification agreements with its directors and executive officers. These agreements, among other things, require AvePoint to indemnify its directors and executive officers to the fullest extent permitted by Delaware law, specifically the Delaware General Corporation Law (as the same exists or  may hereafter be amended) for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or any other company or enterprise to which the person provides services at the Company’s request.

As part of the business combination with Apex Technology Acquisition Corporation (“Apex”), we assumed certain indemnification obligations for Apex Technology Sponsor LLC and Jeff Epstein, Brad Koenig, David Chao, Peter Bell, Donna Wells, and Alex Vieux (the “Indemnitees” or “Defendants”). On  February 2, 2024, Drulias and Farzad (as purported Apex stockholders, the “Plaintiffs”) filed a class action complaint against the Indemnities in Delaware Court of Chancery, captioned Dean William Drulias, et.al. v. Apex Technology Sponsor LLC, et.al., C.A. No. 2024-0094-LWW. Plaintiffs asserted breach of fiduciary duty and unjust enrichment claims against the Defendants. The complaint alleged that Defendants made false and misleading disclosures in the  June 2, 2021 proxy statement of Apex impacting its stockholders’ vote to approve a merger between Apex and us and also affecting stockholders’ redemption rights prior to the merger. Plaintiffs sought unspecified damages, rescission or rescissory damages, and disgorgement of unjust enrichment. We were not a named defendant in the complaint but had indemnification obligations to the Defendants under indemnification agreements executed during the merger. Also, in accordance with the business combination agreement, the Defendants obtained insurance policies to cover post-closing liability, with Apex securing a policy with a limit of $10 million and the sponsors obtaining a policy with a $3 million limit. The parties participated in a mediation in  October 2024 and agreed to settlement terms. Pursuant to a fully executed settlement agreement, releasing us and the Defendants and settling the class action, we contributed $1.4 million in the second quarter toward the full settlement amount of $14.4 million. The remaining $13 million was paid pursuant to the two aforementioned insurance policies covering the Defendants and sponsor. As of December 31, 2025 and 2024, an estimated accrual of $0.0 million and $1.4 million, respectively, was included in the accrued expenses and other current liabilities within the consolidated balance sheets.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements for the completion of service projects, the completion of which are secured by a sublimit of our line of credit (refer to “Note 9 — Line of credit” for further details). As of December 31, 2025, letters of credit have been issued in the amount of $5.4 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In December 2024, the required provisions were met, leading to the issuance of 2,964,658 Company Earn-Out Shares and a payment of $0.6 million to certain holders of common stock and options. The Company Earn-Out Shares liability was measured at fair value using the Company’s stock quoted price on the date each milestone was achieved. The cumulative fair value of the shares issued and cash used for settlement amounted to $54.5 million. This resulted in a $35.8 million increase in liability recognized during the year ended December 31, 2024, recorded as other income (expense), net in the consolidated statements of income (loss). Upon settlement, the Company Earn-Out Shares settled in shares was reclassified from earn-out shares liabilities to equity, increasing the common stock amount and additional paid-in capital in the consolidated balance sheets by $0.0 million and $53.9 million, respectively. As of December 31, 2024, there were no remaining earn-out shares liabilities.

During the year ended December 31, 2023, an $11.1 million increase in liability was recognized and included as other income (expense), net in the consolidated statements of income (loss).

We estimated the earn-out shares fair value using a Monte Carlo model with the following significant unobservable assumptions:

December 31,
2023
Term (in years)	4.5
Volatility	55.0%

Private Warrants to Acquire Common Stock

On July 1, 2021, the Company granted 405,000 private placement warrants with a 5-year term and exercise price of $11.50. Management has determined that the private placement warrants are to be classified as liabilities to be marked to market at each reporting period.

The private placement warrants are non-transferable and any transfer to an unrelated party would cause the warrants to be converted into public warrants. Consequently, the fair value of the private placement warrants is equivalent to the quoted price of the publicly traded warrants. Under this approach, the fair value of the private placement warrants on July 1, 2021, was determined to be $1.4 million. On April 10, 2025 (the “Private Warrants Transfer Date”), the private placement warrants were transferred to an unrelated party and converted into public warrants. As a result, the public warrants were reclassified from other liabilities to additional paid-in capital in the consolidated balance sheets. Following the reclassification, there were no remaining private placement warrants. The fair value was remeasured as of the Private Warrants Transfer Date and  December 31, 2024, and was determined to be $1.5 million and $1.9 million, respectively, and included in other liabilities in the consolidated balance sheets.

During the years ended  December 31, 2025, 2024 and 2023, a $0.4 million decrease, a $1.5 million increase, and a $0.3 million increase in liability was recognized, respectively, and included as other income (expense), net in the consolidated statements of income (loss).

14. Mezzanine Equity and Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s restated Articles of Incorporation, the Company is authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 215,076,033 and 194,070,512 shares issued and outstanding as of  December 31, 2025 and 2024, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception. During the year ended December 31, 2025, the Company repurchased and retired 3,409,119 shares. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the consolidated balance sheet were reduced by $0.0 million, $15.3 million, and $34.4 million, respectively. During the year ended December 31, 2024, the Company repurchased and retired 3,262,065 shares. The shares were returned to the status of authorized but unissued shares. As a result, common stock amount, additional paid-in capital, and accumulated deficit in the consolidated balance sheet were reduced by $0.0 million, $12.2 million, and $20.9 million, respectively.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a three-year share repurchase program (the “Share Repurchase Program”), which was renewed for an additional three years on February 25, 2025. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of common stock via acquisitions in the open market or privately negotiated transactions. The Share Repurchase Program  may be suspended or discontinued at any time. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Repurchase Program. During the years ended  December 31, 2025, 2024 and 2023, the Company purchased 3,409,119, 3,262,065 and 6,719,032 shares, respectively, at an average price of $14.59, $10.13, and $5.81 per share, respectively.

Sponsor Earn-Out Shares

On July 1, 2021 the Company modified the terms of 2,916,700 shares of common stock (“Sponsor Earn-Out Shares”) then held by certain shareholders, such that such shares will be subject to the following vesting provisions:

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

The Sponsor Earn-Out Shares receive treatment as outstanding common shares except that they were held in escrow and restricted from transfer until the vesting conditions described above were met. Consequently, the shares are classified as equity.

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

During the year ended December 31, 2025, 14,625,054 warrants were exercised, with total cash proceeds of $168.2 million. As of December 31, 2025, no warrants remained outstanding.

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

On May 30, 2025, the Company repurchased all of the remaining outstanding interest of MaivenPoint from AEPL for an aggregate cash purchase price of $12.1 million. Following the repurchase of the interest, the Company is the sole interest holder of MaivenPoint.

15. Growth Equity Fund

On  February 28, 2024, the Company and Lumens Capital Partners Ltd. (“LCP”) established A3V JV Co. (the “Venture”), with each owning an equal share of the Venture. In addition, the Company entered into a separate agreement with LCP to form the Fund. The Fund is a Cayman Islands-exempted limited partnership, aimed at investing in companies in the growth equity phase and mature cashflow generating businesses with strong growth potential. The Fund looks to invest in companies situated in enterprise software markets aligning with the professional expertise and geographical presence of both the Company and LCP.

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

In September 2025, the Company decided to discontinue its participation in the Fund. As a result, during the year ended December 31, 2025, the Company recorded a credit loss of $3.5 million, which was a non-cash investing activity, offset by a reduction of $0.8 million of accrued expenses. Both were included in general and administrative in the consolidated statements of income (loss). During the year ended December 31, 2025, the Company also recorded a $0.5 million interest loss included in other income (expense), net in the consolidated statements of income (loss).

As of  December 31, 2025, no portion of the Company’s $50.0 million commitment has been called or was callable.

As of  December 31, 2025 and 2024, an estimated payable of $1.6 million and $2.4 million, respectively, were included in accrued expenses and other current liabilities in the consolidated balance sheets.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of  December 31, 2025, 36,655,699 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options, restricted stock and restricted stock units to employees, directors and consultants.

Stock-based compensation was included in the following line items in the consolidated statements of income (loss):

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$1,512	$1,315	$3,161
Sales and marketing	10,098	8,965	9,518
General and administrative	19,556	20,483	19,338
Research and development	8,149	8,296	4,031
Total stock-based compensation	$39,315	$39,059	$36,048

Total tax benefit related to vested or exercised awards during the years ended  December 31, 2025, 2024 and 2023 was $10.3 million, $9.5 million and $2.5 million, respectively.

Stock Options

The compensation costs for stock option awards are recognized using the straight-line attribution method over the requite service period and are accounted for forfeitures as they occur. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award.

The weighted-average grant date fair value of options granted in the years ended  December 31, 2025, 2024 and 2023 was $8.34, $4.26 and $2.49, respectively.

The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2025	2024	2023
Expected term (in years)	6.1	6.1	6.1
Expected volatility	55.6%	55.9%	59.2%
Risk-free rate	4.1%	4.1%	3.6%
Dividend yield	—	—	—

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s stock option activity during the year ended  December 31, 2025 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life

Balance, January 1, 2025	23,280,017	$4.32	5.08
Granted	269,685	14.66	—
Exercised	(5,008,369)	3.54	—
Forfeited or expired	(105,840)	6.40	—
Balance, December 31, 2025	18,435,493	$4.67	4.18

As of December 31, 2025, the following table summarizes information about outstanding and exercisable stock options:

	Outstanding			Exercisable
Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Stock Options	Weighted-Average Contractual Life	Weighted-Average Exercise Price
$ 0.16 - $ 1.59	5,376,008	1.84	$1.41	5,376,008	1.84	$1.41
$ 1.60 - $ 4.00	7,062,973	4.61	3.90	7,062,973	4.61	3.90
$ 4.01 - $ 14.66	5,996,512	6.31	8.50	5,147,154	6.02	8.48
	18,435,493	4.36	$4.67	17,586,135	4.18	$4.48

As of  December 31, 2025, there was $3.6 million in unrecognized compensation costs related to all non-vested options. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

As of  December 31, 2025, the Company had 18,435,493 options outstanding and 17,586,135 options exercisable with intrinsic values of $170.2 million and $165.5 million, respectively. During the year ended December 31, 2025, 5,008,369 options were exercised, with a total intrinsic value of $60.1 million. During the year ended December 31, 2024, 3,415,893 options were exercised, with a total intrinsic value of $34.8 million. During the year ended December 31, 2023, 2,840,716 options were exercised, with a total intrinsic value of $11.8 million. Total cash received from exercise of options during the years ended  December 31, 2025, 2024 and 2023 was $17.7 million, $11.0 million and $5.6 million, respectively.

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s RSU activity during the year ended  December 31, 2025 is as follows:

	Unvested PSUs	Unvested Time-Based RSUs
	Number of Shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested as of December 31, 2024	502,676	9,157,103	$6.36
Granted	301,842	2,169,293	14.96
Vested	—	(4,781,217)	6.49
Forfeited	—	(412,682)	7.31
Unvested as of December 31, 2025	804,518	6,132,497	$9.28

The per share weighted-average grant date fair value of RSUs granted during the years ended  December 31, 2025,  2024 and 2023 was $14.96, $7.66 and $4.38, respectively.

The total fair value of shares vested during the years ended  December 31, 2025,  2024 and 2023 was $75.7 million, $51.3 million and $18.9 million, respectively.

As of  December 31, 2025, there was $54.1 million in unrecognized compensation costs specific to the non-vested RSUs under the 2021 Plan. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Company Earn-Out RSUs

The compensation costs for Company Earn-Out RSUs are recognized using the straight-line attribution method over the requite service period and are accounted for forfeitures as they occur. In order to capture the market conditions associated with the Company Earn-Out RSUs, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earn-Out RSUs’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. Under this approach, the grant-date fair value of the Company Earn-Out RSUs on July 1, 2021, was determined to be $2.5 million. The stock options underlying the Earn-Out RSUs vest over a four-year period and expire on the tenth anniversary of the date of award. If the contingent milestones of the Earn-Out RSUs are not met by July 1, 2028, the holders of the underlying stock options will not receive the Earn-Out RSUs. As of December 31, 2024, all Company Earn-Out RSUs are fully vested. For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $0.3 million and $0.9 million, respectively, related to these Earn-Out RSUs.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Fair Value Measurements

Fair value is the price that would be received upon selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

■	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
■	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
■	Level 3 — Unobservable inputs for the asset or liability.

	December 31,
	2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,734	$—	$1,734
Money market funds	—	4,215	—	4,215
U.S. treasury bills	—	189,012	—	189,012
Prepaid expenses and other current assets
Certificates of deposit (1)	—	213	—	213
Other assets:
Certificates of deposit (1)	—	206	—	206
Total	$—	$195,380	$—	$195,380
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (2)	$—	$—	$1,839	$1,839
Other liabilities:
Mandatorily redeemable noncontrolling interest (2)	—	—	3,704	3,704
Total	$—	$—	$5,543	$5,543

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,504	$—	$1,504
Money market funds	—	4,188	—	4,188
U.S. treasury bills	—	181,210	—	181,210
Prepaid expenses and other current assets
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

(3) During 2023, the Company extended a credit facility to LCP with a total commitment of up to $5.0 million and maturities of greater than twelve months (the “LCP Notes Receivable”). Refer to “Note 15 - Growth Equity Fund” for further details. The LCP Notes Receivable bear interest at an annual rate equal to 8%.  As of  December 31, 2024, the LCP Notes Receivable in the amounts of $3.8 million was included in other assets within the consolidated balance sheets. Fair value is based on discounted future cash flows using current interest rates offered for similar notes to third parties with similar credit ratings for the same remaining maturities.

(4) Refer to “Note 13 — Company Earn-Out and Warrant Liabilities” for further details.

The following table summarizes the Company’s available-for-sale securities measured at fair value as of  December 31, 2025 and 2024, respectively.

	December 31,
	2025
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Gains
U.S. treasury bills	$189,007	$189,012	$5
Total	$189,007	$189,012	$5

	December 31,
	2024
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$181,217	$181,210	$(7)
Total	$181,217	$181,210	$(7)

The contractual maturity of the available-for-sale securities held as of December 31, 2025 and 2024 was within one year.

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

The following table sets forth the information about the Company’s reported segment revenue, segment profit or loss, and significant segment expenses:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue:	$419,497	$330,482	$271,825

Less:
People expenses	223,059	185,686	163,138
Stock based compensation	39,315	39,059	36,048
Cloud and server hosting services expenses	44,965	32,496	29,188
Marketing expenses	14,578	12,709	12,400
Other segment items (1)	62,460	89,674	52,552
Net income (loss)	$35,120	$(29,142)	$(21,501)

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

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue:
North America	$164,808	$135,870	$118,490
EMEA	134,312	99,256	81,753
APAC	120,377	95,356	71,582
Total revenue	$419,497	$330,482	$271,825

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue:
United States	$162,642	$135,288	$115,799
Germany	56,094	41,765	35,775
Singapore	51,656	43,113	30,974

The following table sets forth property and equipment, net held within the United States, China and foreign countries:

	December 31,	December 31,
	2025	2024
	(in thousands)
Property and equipment, net:
United States	$1,594	$953
China	969	1,193
Other	3,457	3,143
Total property and equipment, net	$6,020	$5,289

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

19. Other Income (Expense), net

Other income (expense), net is disaggregated as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Gain (loss) on earn-out and warrant liabilities	$408	$(37,276)	$(11,454)
Interest income, net	4,569	166	26
Profits on securities (1)	8,395	9,241	8,895
Foreign currency exchange loss, net	(6,172)	(660)	(778)
Other, net	266	(3,036)	48
Other income (expense), net	$7,466	$(31,565)	$(3,263)

(1) Profits on securities consist of interest income from amortization of the discount arising at acquisition of U.S. treasury bills.

20. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing total net income (loss) by the weighted average number of common shares outstanding for the period. In computing diluted net income (loss), the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of common stock resulting from outstanding share-based payment awards, warrants, and Company Earn-Outs. The Company applies the two-class method in calculating loss per share. The Company’s Sponsor Earn-Out Shares described in “Note 14 — Mezzanine Equity and Stockholders’ Equity” are considered participating securities and have no contractual obligation to shares in the loss of the Company. As such, the weighted-average impact of these shares is excluded from the calculation of loss per share below.

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except
	per share amounts)
Net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders
Numerator:
Net income (loss)	$35,120	$(29,142)	$(21,501)
Net income (loss) attributable to noncontrolling interest	321	(52)	224
Total net income (loss) available to common stockholders	$34,799	$(29,090)	$(21,725)
Denominator:
Weighted average common shares outstanding	207,587	183,721	182,257
Effect of dilutive securities
Stock options	15,426	—	—
RSUs	5,044	—	—
Warrants	1,236	—	—
Weighted average diluted shares	229,293	183,721	182,257

Basic net income (loss) per share available to common stockholders, excluding sponsor earn-out stockholders	$0.17	$(0.16)	$(0.12)
Diluted net income (loss) per share available to common shareholders, excluding sponsor earn-out shareholders	$0.15	$(0.16)	$(0.12)

To arrive at net income (loss) available to common stockholders, during the years ended December 31, 2025, 2024, and 2023, the Company deducted net income attributable to the noncontrolling interest in MaivenPoint.

AvePoint, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table includes the total potentially dilutive securities for the years ended December 31, 2025, 2024 and 2023, which have been excluded from the computation of diluted net income (loss) per share as their effect is anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Stock options	80	23,280	27,192
RSUs	7	9,660	10,703
Warrants	—	14,815	17,905
Earn-out shares	—	—	3,000
Total	87	47,755	58,800

21. Related Party Transactions

The Company has entered into indemnification agreements with its directors and executive officers. These agreements, among other things, require AvePoint to indemnify its directors and executive officers to the fullest extent permitted by Delaware law, specifically the Delaware General Corporation Law (as the same exists or may hereafter be amended) for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or any other company or enterprise to which the person provides services at the Company’s request.

22. Subsequent Events

No material subsequent event occurred since the date of the most recent balance sheet period reported.

PART II

Items 9 and 9A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our system of internal control was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on management’s assessment, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.  Our independent registered public accounting firm, Deloitte & Touch LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 9A in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Items 9A

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of AvePoint, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AvePoint, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2026

PART II

Items 9B, 9C

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

 Not applicable.

PART III

Items 10, 11, 12, 13, 14

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Annual Report. All other information required by this item is hereby incorporated by reference to the sections of our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of fiscal year ended December 31, 2025 under the captions "Information About Nominees and Continuing Directors," "Board Committees," and "Delinquent Section 16(a) Reports".

We have adopted the AvePoint, Inc. Code of Ethics and Business Conduct (the “Code”), a code of ethics that applies to our directors, officers, and employees (including our Principal Executive Officer and Principal Financial and Accounting Officer) and is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. We have also adopted the AvePoint, Inc. Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale and other dispositions of our securities by our directors, executive officers, and employees. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report. The Code and the Insider Trading Policy are publicly available on our Investor Relations website at https://ir.avepoint.com/. Information contained on or accessible through this website is not a part of this Annual Report, and the inclusion of such website address in this Annual Report is an inactive textual reference only. If we make any substantive amendments to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code, that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such amendment or waiver by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.

The additional information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Corporate Governance” and “Named Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections of the Proxy Statement under the captions “Elements of Executive Compensation” and “Non-Employee Director Compensation.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation of AvePoint, Inc.	Form 8-K	001-39048	3.1	May 9, 2024
3.2	Amended and Restated Bylaws of AvePoint, Inc.	Form 10-K	001-39048	3.2	March 31, 2023
4.1	Specimen Common Stock Certificate.	Form S-4/A	333-252712	4.4	May 20, 2021
4.2	Description of Capital Stock.					X
10.1†	Form of Indemnification Agreement.	Form S-4	333-252712	10.29	May 20, 2021
10.2†	AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.15	February 4, 2021
10.3†	Form of Stock Option Grant Notice under AvePoint 2016 Equity Incentive Plan.	Form S-4	333-252712	10.16	February 4, 2021
10.4†	Form of Stock Option Agreement under 2016 Equity Incentive Plan.	Form S-4	333-252712	10.17	February 4, 2021
10.5†	AvePoint 2021 Equity Incentive Plan.	Form S-4	333-252712	10.18	February 4, 2021
10.6†	Form of Stock Option Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.13	July 7, 2021
10.7†	Form of RSU Grant Package under AvePoint 2021 Equity Incentive Plan.	Form 8-K	001-39048	10.14	July 7, 2021
10.8†	Form of PSU Grant Package under AvePoint.	Form S-8	333-286910	99.4	May 1, 2025
10.9†	AvePoint 2021 Employee Stock Purchase Plan.	Form S-4	333-252712	10.19	February 4, 2021
10.10†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Xunkai Gong.	Form S-4	333-252712	10.21	February 4, 2021
10.11†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Tianyi Jiang.	Form S-4	333-252712	10.22	February 4, 2021
10.12†	Employment Agreement, dated January 1, 2021, by and between AvePoint and Brian Brown.	Form S-4	333-252712	10.23	February 4, 2021
10.13†	Employment Agreement, dated February 25, 2025, by and between AvePoint and James Caci.	Form 10-K	001-39048	10.13	February 28, 2025

10.14	2022 Performance-Based Annual Incentive Plan.	Form 10-K	001-39048	10.29	March 31, 2023
10.15	Loan and Security Agreement, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association.	Form 8-K	001-39048	10.1	November 6, 2023
10.16	Pledge Agreement, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association.	Form 8-K	001-39048	10.2	November 6, 2023
10.17	Revolving Note, dated November 3, 2023, by and between AvePoint, Inc. and HSBC Bank USA, National Association.	Form 8-K	001-39048	10.3	November 6, 2023
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte and Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	Form 10-K	001-39048	97.1	February 29, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104.1	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).					X

**	Furnished herewith. Any exhibit furnished herewith (including the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto) are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†	Indicates a management contract or compensatory plan, contract or arrangement.
^	Certain portions of this Exhibit will be omitted because they are not material and would likely cause competitive harm to us if disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

AVEPOINT, INC.

Date: February 26, 2026	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2026	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Xunkai Gong	Executive Chairman and Director	February 26, 2026
Xunkai Gong

/s/ Tianyi Jiang	Chief Executive Officer and Director	February 26, 2026
Tianyi Jiang	(Principal Executive Officer)

/s/ James Caci	Chief Financial Officer	February 26, 2026
James Caci	(Principal Financial and Accounting Officer)

/s/ Brian Michael Brown	Chief Legal and Compliance	February 26, 2026
Brian Michael Brown	Officer, Secretary, and Director

/s/ Janet Schijns	Director	February 26, 2026
Janet Schijns

/s/ Jeff Teper	Director	February 26, 2026
Jeff Teper

/s/ John Ho	Director	February 26, 2026
John Ho

/s/ Jeff Epstein	Director	February 26, 2026
Jeff Epstein