Form 10-Q
period 2026-03-31
AvePoint, Inc.
filed 2026-05-07
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 6, 2026, there were 212,017,196 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2026

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$444,135	$481,060
Accounts receivable, net	100,406	124,526
Prepaid expenses and other current assets	17,708	19,726
Total current assets	562,249	625,312
Property and equipment, net	6,593	6,020
Goodwill	37,177	37,986
Intangible assets, net	11,512	12,052
Operating lease right-of-use assets	21,664	16,824
Deferred contract costs	71,625	71,257
Other assets	23,370	19,730
Total assets	$734,190	$789,181
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,049	$3,805
Accrued expenses and other current liabilities	67,500	84,191
Current portion of deferred revenue	188,711	185,696
Total current liabilities	260,260	273,692
Long-term operating lease liabilities	13,271	9,949
Long-term portion of deferred revenue	14,877	15,260
Other liabilities	6,975	11,581
Total liabilities	295,383	310,482
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 211,854 and 215,076 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	21	22
Additional paid-in capital	963,971	980,389
Accumulated other comprehensive income	6,131	8,366
Accumulated deficit	(531,316)	(510,078)
Total stockholders’ equity	438,807	478,699
Total liabilities and stockholders’ equity	$734,190	$789,181

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
SaaS	$93,382	$68,942
Term license and support	9,319	13,185
Services	14,541	10,937
Total revenue	117,242	93,064
Cost of revenue:
SaaS	16,762	12,537
Term license and support	281	564
Services	14,830	10,798
Total cost of revenue	31,873	23,899
Gross profit	85,369	69,165
Operating expenses:
Sales and marketing	42,010	34,522
General and administrative	16,872	18,667
Research and development	13,760	12,689
Total operating expenses	72,642	65,878
Income from operations	12,727	3,287
Other income, net	3,810	1,586
Income before income taxes	16,537	4,873
Income tax expense	1,287	1,307
Net income	$15,250	$3,566
Net income attributable to noncontrolling interest	—	126
Net income available to common stockholders	$15,250	$3,440
Net income per share:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02
Weighted average shares outstanding:
Basic	213,266	197,924
Diluted	226,107	224,573

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$15,250	$3,566
Other comprehensive (loss) income net of taxes
Unrealized loss on available-for-sale securities	(7)	(12)
Foreign currency translation adjustments	(2,228)	1,148
Total other comprehensive (loss) income	(2,235)	1,136
Total comprehensive income	$13,015	$4,702
Comprehensive income attributable to noncontrolling interest	—	156
Total comprehensive income available to common stockholders	$13,015	$4,546

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2025	215,076,033	$22	$980,389	$(510,078)	$8,366	$478,699
Proceeds from exercise of options	581,088	—	942	—	—	942
Common stock issued upon vesting of restricted stock units	1,609,573	—	—	—	—	—
Stock-based compensation expense	—	—	7,270	—	—	7,270
Repurchase and retirement of common stock	(5,412,958)	(1)	(24,630)	(36,488)	—	(61,119)
Comprehensive income:
Net income	—	—	—	15,250	—	15,250
Unrealized loss on available-for-sale securities	—	—	—	—	(7)	(7)
Foreign currency translation adjustments	—	—	—	—	(2,228)	(2,228)
Balance, March 31, 2026	211,853,736	$21	$963,971	$(531,316)	$6,131	$438,807

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2024	194,070,512	$19	$779,007	$(510,448)	$576	$1,794	$270,948
Proceeds from exercise of options	418,369	—	744	—	—	—	744
Common stock issued upon vesting of restricted stock units	1,747,995	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,620	—	—	—	9,620
Proceeds from exercise of warrants	7,595,099	1	87,343	—	—	—	87,344
Repurchase and retirement of common stock	(800,995)	—	(3,445)	(8,460)	—	—	(11,905)
Comprehensive income:
Net income	—	—	—	3,440	—	126	3,566
Unrealized loss on available-for-sale securities	—	—	—	—	(12)	—	(12)
Foreign currency translation adjustments	—	—	—	—	1,118	30	1,148
Balance, March 31, 2025	203,030,980	$20	$873,269	$(515,468)	$1,682	$1,950	$361,453

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net income	$15,250	$3,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,655	1,511
Operating lease right-of-use assets expense	2,265	1,847
Foreign currency remeasurement (gain) loss	(1,448)	540
Stock-based compensation	7,270	9,620
Deferred income taxes	(115)	(95)
Other	253	1,064
Change in value of warrant liabilities	—	(474)
Changes in operating assets and liabilities:
Accounts receivable	23,245	9,198
Prepaid expenses and other current assets	1,806	1,895
Deferred contract costs and other assets	(4,524)	(2,637)
Accounts payable, accrued expenses and other current liabilities, and other liabilities	(23,195)	(27,895)
Operating lease liabilities	(2,596)	(1,856)
Deferred revenue	4,394	4,211
Net cash provided by operating activities	24,260	495
Investing activities
Maturities of investments	145	—
Purchases of investments	(40)	—
Capitalization of internal-use software	(432)	(452)
Purchase of property and equipment	(1,277)	(1,514)
Cash paid in business combinations, net of cash acquired	—	(14,893)
Net cash used in investing activities	(1,604)	(16,859)
Financing activities
Purchase of common stock	(59,809)	(11,905)
Proceeds from warrant exercises	—	87,344
Proceeds from stock option exercises	942	744
Other financing activities	(2)	(2)
Net cash (used in) provided by financing activities	(58,869)	76,181
Effect of exchange rates on cash	(712)	929
Net (decrease) increase in cash and cash equivalents	(36,925)	60,746
Cash and cash equivalents at beginning of period	481,060	290,735
Cash and cash equivalents at end of period	$444,135	$351,481
Supplemental disclosures of cash flow information
Income taxes paid	$2,792	$901
Unpaid purchase consideration transferred in connection with the business combination	$—	$5,499
Unpaid purchase of common stock	$943	$—

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

AvePoint’s common stock is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AVPT”. On September 18, 2025, AvePoint completed a secondary listing of its common stock on the Main Board of Singapore Exchange Securities Trading Limited (the “SGX-ST”) under the symbol “AVP”.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company and entities consolidated under the variable interest and voting models. All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted.

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2026.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2025, which was filed with the SEC on February 26, 2026 (“Annual Report”).

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Comparative Data

Certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of maintenance revenue to be included in term license and support revenue on the condensed consolidated statements of income for the three months ended March 31, 2025;
•	The reclassification of maintenance cost of revenue to be included in term license and support cost of revenue on the condensed consolidated statements of income for the three months ended March 31, 2025;
•	The reclassification of operating lease liabilities from accounts payable, accrued expenses, other current liabilities, operating lease liabilities and other liabilities on the condensed consolidated statements of cash flows for the three months ended March 31, 2025.

Recently Adopted Accounting Guidance

In July 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). This ASU introduces a practical expedient that allows entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. We adopted the guidance in ASU 2025-05 effective January 1, 2026, using the required prospective transition approach. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Cash and Cash Equivalents

The Company maintains cash and cash equivalents with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of March 31, 2026 and December 31, 2025, the Company’s cash balances at these entities were $20.3 million and $20.0 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

Business Combination

When we consummate a business combination, the assets acquired and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the acquisition date fair value of the net identifiable assets acquired. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which  may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as we obtain new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the condensed consolidated statements of income.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

No events or circumstances have changed since any of our acquisitions that would indicate that the fair value of our reporting unit is below its carrying amount. No impairment was deemed necessary as of March 31, 2026 or  December 31, 2025.

Deferred Contract Costs

We defer sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, and services contracts. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence.

Amortization of deferred contract costs of $6.3 million for the three months ended March 31, 2026, and $5.5 million for the three ended  March 31, 2025, is included as a component of sales and marketing expenses in our condensed consolidated statements of income.

Fair Value Measurement

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

Revenue Recognition

The Company derives revenue from three primary sources: SaaS, term license and support, and services.

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

Term license revenue recognized at a point in time was $5.4 million for the three months ended March 31, 2026, and $7.2 million for the three months ended  March 31, 2025. The remaining revenue amount is recognized over time.

Accounts receivable, net, is inclusive of accounts receivable, and current unbilled receivables, net of allowance for credit losses. We record an unbilled receivable when revenue is recognized prior to invoicing. We have a well-established collection history from our direct and indirect sales. We periodically evaluate the collectability of our accounts receivable and provide an allowance for credit losses as necessary, based on the age of the receivable, expected payment ability, and collection experience.

We record deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Revenue recognized that was included in the deferred revenue balance at the beginning of the period was $72.1 million for the three months ended March 31, 2026.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2025	$135,089	$200,956	$71,257
Balance, March 31, 2026	113,413	203,588	71,625

(1) Includes long-term unbilled receivables included in other assets within the condensed consolidated balance sheets.

There were no significant changes to the Company’s contract assets or liabilities during the three months ended March 31, 2026 and the year ended December 31, 2025 outside of its sales activities.

As of March 31, 2026, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $542.5 million, of which $463.3 million is related to SaaS and term license and support revenue. We expect to recognize approximately 59% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

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

We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes model requires highly subjective assumptions in order to derive the inputs necessary to calculate the fair value of stock options. The Company calculates the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected term. Expected volatility is based on the historical and implied volatility of a group of peer entities over a similar expected term. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term.

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
(Unaudited)

3. Business Combination

Mandatorily Redeemable Noncontrolling Interest

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

As of  March 31, 2026, the liability was $6.3 million and is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets. As of December 31, 2025, the liability was $6.2 million, of which $1.9 million was included in accrued expenses and other current liabilities and $4.3 million was included in other liabilities within the condensed consolidated balance sheets. During the three months ended  March 31, 2026 and 2025, the Company recorded interest expense of $0.2 million and $0.8 million, respectively, to adjust the redemption value of the mandatorily redeemable noncontrolling interest. The interest expense is included in other income, net, within the condensed consolidated statements of income.

In April 2026, the Company purchased one third of the remaining 20% of the outstanding shares of Ydentic for an aggregate cash purchase price of $1.8 million.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance, December 31, 2025	$37,986
Effect of foreign currency translation	(809)
Balance, March 31, 2026	$37,177

5. Intangible Assets, Net

Intangible assets consist of acquired intangible assets and self-developed software.

A summary of the balances of the Company’s intangible assets as of  March 31, 2026 and  December 31, 2025 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	March 31, 2026			December 31, 2025
	(in thousands)
Technology and software	$15,197	$(6,759)	$8,438	$14,911	$(6,120)	$8,791
Customer related assets	4,814	(1,740)	3,074	4,890	(1,629)	3,261
Total	$20,011	$(8,499)	$11,512	$19,801	$(7,749)	$12,052

Amortization expense for intangible assets was $0.8 million for the three months ended March 31, 2026, and $0.8 million for the three months ended  March 31, 2025, respectively.

As of March 31, 2026, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2026 (nine months)	$2,419
2027	2,760
2028	2,218
2029	1,630
2030	1,401
Thereafter	1,084
Total intangible assets subject to amortization	$11,512

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	March 31,	December 31,
	2026	2025
	(in thousands)
Trade receivables	$78,830	$98,102
Current unbilled receivables	22,147	27,162
Allowance for credit losses	(571)	(738)
	$100,406	$124,526

7. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. Of the $30.0 million line of credit, a sublimit of approximately $9.3 million is designated to facilitate the issuance of bank guarantees, including letters of credit. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. The Company is required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations. As of  March 31, 2026, the Company is compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

8. Income Taxes

The Company had an effective tax rate of 7.8% for the three months ended March 31, 2026, and 26.8% for the three months ended  March 31, 2025.

The change in effective tax rates for the three-month period ended March 31, 2026 as compared to the three-month period ended  March 31, 2025 was primarily due to the mix of pre-tax income results by jurisdictions taxed at different rates, the impact of foreign inclusions and stock-based compensation.

The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances. In making such an assessment, management would consider all available supporting data, including the level of historical taxable income, future reversals of existing temporary differences, tax planning strategies, and projected future taxable income. While we currently have a full valuation allowance recorded on the U.S. net deferred tax assets, future results, combined with other positive or negative evidence, may require the Company to re-assess the valuation allowance recorded on its U.S. net deferred tax assets in future periods.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Leases

The Company is obligated under various non-cancelable operating leases primarily for office space. The initial terms of the leases expire on various dates through 2032. We determine if an arrangement is a lease at inception.

The components of the Company’s operating lease expenses are reflected in the condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Lease liability cost	$2,537	$2,063
Short-term lease expenses (1)	469	427
Variable lease cost not included in the lease liability (2)	144	131
Total lease cost	$3,150	$2,621

(1) Short-term lease expenses include rent expenses from leases of 12 months or less on the transition date or lease commencement.

(2) Variable lease cost includes common area maintenance, property taxes, and fluctuations in rent due to a change in an index or rate.

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We elected to combine fixed payments for non-lease components, for all classes of underlying assets, with our lease payments and account for them together as a single lease component, which increases the amount of our lease assets and liabilities.

During the three months ended March 31, 2026 and 2025, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $7.2 million and $3.6 million, respectively.

Other information related to operating leases is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$2,830	$2,462

As of March 31, 2026, our operating leases had a weighted average remaining lease term of 3.4 years and a weighted average discount rate of 5.5%.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2025, our operating leases had a weighted average remaining lease term of 3.1 years and a weighted average discount rate of 5.4%.

The maturity schedule of the operating lease liabilities as of March 31, 2026 is as follows:

Year Ending December 31:
(in thousands)
2026 (nine months)	$7,042
2027	7,868
2028	3,859
2029	2,755
2030	1,956
Thereafter	756
Total future lease payments	24,236
Less: Present value adjustment	(2,229)
Present value of future lease payments (1)	$22,007

(1) Includes the current portion of operating lease liabilities of $8.7 million, which is reflected in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

As of  March 31, 2026, letters of credit have been issued in the amount of $1.0 million as security for operating leases. The letters of credit are secured by a sublimit of our line of credit (refer to “Note 7 - Line of Credit” for further details).

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

In  December 2024, the Company signed an unconditional purchase commitment in the amount of $15.0 million to purchase IT solutions over a five-year term. Under this agreement, payments are made upon access to the service. The agreement specified four minimum commitment periods. The minimum commitment payments are due at the end of each minimum commitment period. During the three months ended March 31, 2026 and 2025, the Company paid $0.2 million and $0.0 million, respectively, related to the December 2024 agreement.

In December 2025, the Company entered into a five-year agreement under which the Company committed to consume $340.0 million of eligible IT services from December 1, 2025 through November 30, 2030. The agreement includes a Year 1 minimum consumption milestone of $50.0 million, for which the vendor may invoice the Company for any shortfall as a prepayment that will be applied against future consumption. During the three months ended March 31, 2026, the Company paid $20.0 million related to the December 2025 agreement.

In February 2024, the Company made a commitment to contribute $50.0 million to a growth equity fund. As of March 31, 2026, this commitment remains outstanding. Refer to “Note 13 - Growth Equity Fund” for more information.

The Company is obligated to make the following future minimum payments under the non-cancellable terms of these contracts as of  March 31, 2026:

Years Ending December 31,
(in thousands)
2026 (nine months)	$40,815
2027	2,574
2028	4,115
2029	6,676
2030	290,000
Thereafter	—
$344,180

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of March 31, 2026, the Company was not a party to any other litigation.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements for the completion of service projects, the completion of which are secured by a sublimit of our line of credit (refer to “Note 7 - Line of Credit” for further details). As of March 31, 2026, letters of credit for customer-related contingency agreements have been issued in the amount of $5.4 million, as security for the agreements. These agreements have not had a material effect on our results of operations, financial position or cash flow.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 211,853,736 and 215,076,033 shares issued and outstanding as of  March 31, 2026 and December 31, 2025, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Share Repurchase Program

On March 17, 2022, we announced that our Board of Directors authorized a three-year share repurchase program (the “Share Repurchase Program”), which was renewed for an additional three years on February 25, 2025. Under the Share Repurchase Program, we have the authority to buy up to $150 million of our common stock via acquisitions in the open market or privately negotiated transactions. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Any purchases made pursuant to the Share Repurchase Program are to be conducted in compliance with all other applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, common stock under the Share Purchase Program. The Share Repurchase Program may be suspended or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased and retired 5,412,958 shares at an average price of $11.29 per share. The shares were returned to the status of authorized but unissued shares. During the three months ended  March 31, 2025, the Company repurchased and retired 800,995 shares at an average price of $14.86 per share.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Growth Equity Fund

On February 28, 2024, the Company and Lumens Capital Partners Ltd. (“LCP”) established A3V JV Co. (the “Venture”), with each owning an equal share of the Venture. In addition, the Company entered into a separate agreement with LCP to form A3 Ventures Fund 1, L.P. (the “Fund”), a Cayman Islands-exempted limited partnership, aimed at investing in companies in the growth equity phase and mature cashflow generating businesses with strong growth potential.

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

As of  March 31, 2026, no portion of the Company’s $50.0 million commitment has been called or was callable.

As of  March 31, 2026 and December 31, 2025, an estimated payable of $1.6 million and $1.6 million, respectively, were included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”). As of March 31, 2026, 52,493,016 shares remained for future issuance under the 2021 Plan. To date, the Company has issued only stock options and restricted stock units to employees, directors and consultants.

Total stock-based compensation expense was $7.3 million for the three months ended March 31, 2026, and was $9.6 million for three months ended  March 31, 2025.

Stock Options

The compensation costs for stock option awards are recognized using the straight-line attribution method over the requisite service period. Forfeitures are accounted for as they occur. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 was $6.14.

The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 16,
2026
Expected life (in years)	6.1
Expected volatility	58.2%
Risk-free rate	3.9%
Dividend yield	—

A summary of the Company’s stock option activity during the three months ended March 31, 2026 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life

Balance, January 1, 2026	18,435,493	$4.67	4.18
Granted	578,556	10.52	—
Exercised	(581,088)	1.62	—
Forfeited or expired	(18,580)	4.48	—
Balance, March 31, 2026	18,414,381	$4.95	4.23
Exercisable, March 31, 2026	17,187,597	$4.62	3.89

As of March 31, 2026, there was $6.6 million in unrecognized compensation costs related to all unvested options. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.2 years.

As of  March 31, 2026, the Company had 18,414,381 options outstanding and 17,187,597 options exercisable with intrinsic values of $86.4 million and $84.8 million, respectively. During the three months ended March 31, 2026, 581,088 options were exercised, with a total intrinsic value of $5.7 million.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units

Under the terms of the 2021 Plan, we have issued restricted stock unit awards with a continuous employment condition only (“Time-Based RSUs”), and restricted stock unit awards with a continuous employment condition that are also contingent on the Company meeting certain performance goals that may be higher or lower than the granted amount (“PSUs”, and together with Time-Based RSUs, “RSUs”). Both types of RSU awards vest over periods determined at the time of grant either ratably or along a cliff vesting.

The compensation costs for RSUs are recognized using the straight-line attribution method over the requisite service period. Forfeitures are accounted for as they occur. RSUs are measured at the fair market value of the underlying stock at the grant date.

A summary of the Company’s RSU activity during the three months ended March 31, 2026 is as follows:

	Unvested PSUs	Unvested Time-Based RSUs
	Number of Shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested as of December 31, 2025	804,518	6,132,497	$9.28
Granted	651,140	3,247,470	10.53
Performance adjustment	166,634	—	7.46
Vested	(334,661)	(1,273,753)	9.04
Forfeited	(44,477)	(188,984)	9.97
Unvested as of March 31, 2026	1,243,154	7,917,230	$9.81

RSUs that vested during the three months ended  March 31, 2026 had an aggregate fair value at vesting of $17.3 million. As of March 31, 2026, there was $85.8 million in unrecognized compensation costs specific to the unvested RSUs, to be recognized over a weighted-average period of 3.0 years.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis are classified in the categories described in the tables below:

	March 31, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$8,997	$—	$8,997
Money market funds	—	7,039	—	7,039
U.S. treasury bills	—	290,322	—	290,322
Prepaid expenses and other current assets:
Certificates of deposit (1)	—	72	—	72
Other assets:
Certificates of deposit (1)	—	253	—	253
Total	$—	$306,683	$—	$306,683
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (2)	$—	$—	$6,106	$6,106
Total	$—	$—	$6,106	$6,106

	December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,734	$—	$1,734
Money market funds	—	4,215	—	4,215
U.S. treasury bills	—	189,012	—	189,012
Prepaid expenses and other current assets:
Certificates of deposit (1)	—	213	—	213
Other assets:
Certificates of deposit (1)	—	206	—	206
Total	$—	$195,380	$—	$195,380
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (2)	$—	$—	$1,839	$1,839
Other liabilities:
Mandatorily redeemable noncontrolling interest (2)	—	—	3,704	3,704
Total	$—	$—	$5,543	$5,543

(1) The majority of certificates of deposit are foreign deposits.

(2) The fair value of mandatorily redeemable noncontrolling interest is based on discounted redemption value using risk-free rates offered for similar financing with the same remaining maturities.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize the Company’s available-for-sale securities measured at fair value as of  March 31, 2026 and December 31, 2025.

	March 31, 2026
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$290,324	$290,322	$(2)
Total	$290,324	$290,322	$(2)

	December 31, 2025
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Gains
U.S. treasury bills	$189,007	$189,012	$5
Total	$189,007	$189,012	$5

The contractual maturity of the available-for-sale securities held as of  March 31, 2026 and December 31, 2025 was within one year.

15. Segment Information

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

The CODM assesses performance for the consolidated entity and decides how to allocate resources based on net income reported on the condensed consolidated statements of income. The CODM uses net income to monitor budgeted versus actual results and to conduct competitive analysis by benchmarking against industry peers. Additionally, net income serves as a basis for making strategic decisions, such as acquisitions and reinvestments into the business, and establishing management compensation linked to segment performance.

The following table sets forth the information about the Company’s reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:	$117,242	$93,064

Less:
People expenses	63,036	52,807
Stock-based compensation	7,270	9,620
Cloud and server hosting services expenses	13,383	9,482
Marketing expenses	3,967	4,126
Other segment items (1)	14,336	13,463
Net income	$15,250	$3,566

(1) The other segment items category includes professional services, rent, software maintenance, travel, depreciation and amortization, certain overhead expense, and mark-to-market of warrant liabilities.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:
North America	$44,165	$36,452
EMEA	38,446	29,484
APAC	34,631	27,128
Total revenue	$117,242	$93,064

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:
United States	$43,007	$36,399
Germany	16,404	12,292
Singapore	15,409	11,512

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Other Income, Net

Other income, net, is disaggregated as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Change in value of warrant liabilities	$—	$473
Interest income (expense), net	252	(299)
Gain on securities (1)	2,545	1,931
Foreign currency exchange gain (loss), net	987	(330)
Other, net	26	(189)
Other income, net	$3,810	$1,586

(1) Gain on securities consist of interest income from amortization of the discount arising at acquisition of U.S. treasury bills.

17. Net Income Per Share

Basic net income per share is computed by dividing total net income by the weighted average common shares outstanding for the period. In computing diluted net income per share, the Company adjusts the denominator, subject to anti-dilution requirements, to include the dilution from potential shares of common stock resulting from outstanding share-based payment awards and warrants.

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Net income per share available to common stockholders
Numerator:
Net income	$15,250	$3,566
Net income attributable to noncontrolling interest	—	(126)
Total net income available to common stockholders	$15,250	$3,440
Denominator:
Weighted average common shares outstanding	213,266	197,924
Effect of dilutive securities
Stock options	10,473	16,789
RSUs	2,368	6,284
Warrants	—	3,576
Weighted average diluted shares	226,107	224,573

Basic net income per share available to common stockholders	$0.07	$0.02
Diluted net income per share available to common stockholders	$0.07	$0.02

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table includes the total potentially dilutive securities for the three months ended March 31, 2026 and 2025, which have been excluded from the computation of diluted net income per share as their effect is anti-dilutive:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock options	49	20
RSUs	144	—
Total	193	20

18. Subsequent Events

No material subsequent events occurred since the date of the most recent balance sheet period reported other than those disclosed in “Note 3 - Business Combination”.

Part I
Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report) (“MD&A”) summarizes (and is intended to help the reader understand) the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”) and our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

First Quarter 2026 Business Highlights

■	Total annual recurring revenue (“ARR”) increased 26% year-over-year to $435.2 million as of March 31, 2026;
■	Total revenue increased 26% year-over-year to $117.2 million for the three months ended March 31, 2026, 20% on a constant currency basis;
■	SaaS revenue increased 35% year-over-year to $93.4 million for the three months ended March 31, 2026, 29% on a constant currency basis;
■	Announced the general availability of the AgentPulse Command Center, which provides unified monitoring, governance, and cost control for AI agents across cloud environments, and helps organizations manage “shadow AI” and data exposure.

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

	March 31,
	2026	2025
Total ARR ($ in mil)	$435.2	$345.5

Annual Recurring Revenue

We believe ARR further enables measurement of our business performance, is an important metric for financial forecasting, and better enables us to make strategic business decisions. We calculate ARR as the annualized sum of contractually obligated Annual Contract Value (“ACV”) from SaaS and term license and support sources from all active customers at the end of a reporting period.

As of March 31, 2026 and March 31, 2025, total ARR was $435.2 million and $345.5 million, respectively, representing growth of 26% year over year, and 23% when adjusted for FX.

Growth in ARR is driven by both new customer acquisitions and the expansion of existing customer relationships. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, and the active contracts used in calculating ARR may or may not be extended or renewed by our customers.

Part I
Item 2

Components of Results of Operations

Revenue

We generate revenue from three primary sources: SaaS, term license and support, and services. We consider SaaS and term license and support revenues to be recurring.

SaaS revenues are generated from our cloud-based solutions. Term license and support revenues are generated from the sales of on-premise or hybrid licenses, which include a distinct support component. Both SaaS and term license and support revenues are primarily billed annually. SaaS and term license and support are generally sold per user license or based upon the amount of data protected. SaaS revenue is recognized ratably over the term of the contract. For term license and support revenue, the license component is generally recognized upfront at the point in time when the software is made available to the customer to download and use, and the support component is recognized ratably over the term of the contract. Included in term license and support revenues are maintenance revenues tied to previously sold legacy perpetual licenses.

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

Other Income, net	Other Income, net, consists primarily of realized gains/losses for securities, foreign currency remeasurement gains/losses, and fair value adjustments on earn-out and warrant liabilities.

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

On July 4, 2025, the OBBBA was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the impact of the OBBBA in the current quarter and recorded the related income tax effects in the condensed consolidated financial statements.

Part I
Item 2

Results of Operations

The below period-to-period comparisons of operating results are not necessarily indicative of results for future periods.

Comparison of Three Months Ended March 31, 2026 and March 31, 2025

Revenue

The components of AvePoint’s revenue during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$93,382	$68,942	$24,440	35.5%
Term license and support	9,319	13,185	(3,866)	(29.3)%
Services	14,541	10,937	3,604	33.0%
Total revenue	$117,242	$93,064	$24,178	26.0%

Total revenue increased 26.0% to $117.2 million for the three months ended March 31, 2026, primarily due to an increase in SaaS revenue, which increased 35.5% to $93.4 million, and represented 80% of total revenue, up from 74% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in term license and support revenues. The growth in total revenue was also due to an increase in services revenue, which grew 33.0% to $14.5 million. Services revenue is expected to fluctuate as the services generally are not recurring in nature.

Revenue by geographic region for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
North America	$44,165	$36,452	$7,713	21.2%
EMEA	38,446	29,484	8,962	30.4%
APAC	34,631	27,128	7,503	27.7%
Total	$117,242	$93,064	$24,178	26.0%

For the three months ended March 31, 2026, North America revenue increased 21.2% to $44.2 million, driven by a 31.6%, or $9.5 million, increase in SaaS revenue, partially offset by a combined $1.8 million decrease in term license and support and services revenues. EMEA revenues increased 30.4% to $38.4 million, driven by a 39.1%, or $9.8 million, increase in SaaS revenue, partially offset by a combined $0.9 million decrease in term license and support and services revenues. APAC revenues increased 27.7% to $34.6 million, primarily driven by a 37.1%, or $5.1 million, increase in SaaS revenue and a 46.3% or $4.1 million increase in services revenue, partially offset by a $1.7 million decrease in term license and support revenues.

On a constant currency basis, EMEA revenues increased 18.2%, while EMEA SaaS revenues increased 26.1%. On a constant currency basis, APAC revenues increased 22.5%, while APAC SaaS revenues increased 31.7%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$16,762	$12,537	$4,225	33.7%
Term license and support	281	564	(283)	(50.2)%
Services	14,830	10,798	4,032	37.3%
Total cost of revenue	$31,873	$23,899	$7,974	33.4%
Gross profit	85,369	69,165	16,204	23.4%
Gross margin	72.8%	74.3%	—	—

GAAP cost of revenue	$31,873	$23,899	$7,974	33.4%
Stock-based compensation expense	(337)	(342)	5	(1.5)%
Amortization of acquired intangible assets	(345)	(333)	(12)	3.6%
Non-GAAP cost of revenue	$31,191	$23,224	$7,967	34.3%
Non-GAAP gross profit	86,051	69,840	16,211	23.2%
Non-GAAP gross margin	73.4%	75.0%	—	—

Cost of revenue increased 33.4% to $31.9 million for the three months ended March 31, 2026, primarily driven by a $3.8 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $3.4 million increase in personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Sales and marketing	$42,010	$34,522	$7,488	21.7%
Percentage of revenue	35.8%	37.1%	—	—

GAAP sales and marketing	$42,010	$34,522	$7,488	21.7%
Stock-based compensation expense	(2,315)	(2,326)	11	(0.5)%
Amortization of acquired intangible assets	(137)	(133)	(4)	3.0%
Non-GAAP sales and marketing	$39,558	$32,063	$7,495	23.4%
Non-GAAP percentage of revenue	33.7%	34.5%	—	—

Sales and marketing expenses increased 21.7% to $42.0 million for the three months ended March 31, 2026, primarily driven by a $6.3 million increase in personnel costs.

General and Administrative

General and administrative expenses during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
General and administrative	$16,872	$18,667	$(1,795)	(9.6)%
Percentage of revenue	14.4%	20.1%	—	—

GAAP general and administrative	$16,872	$18,667	$(1,795)	(9.6)%
Stock-based compensation expense	(3,005)	(4,754)	1,749	(36.8)%
Non-GAAP general and administrative	$13,867	$13,913	$(46)	(0.3)%
Non-GAAP percentage of revenue	11.8%	14.9%	—	—

General and administrative expenses decreased 9.6% to $16.9 million for the three months ended March 31, 2026, primarily driven by a $1.7 million decrease in stock-based compensation expense.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Research and development	$13,760	$12,689	$1,071	8.4%
Percentage of revenue	11.7%	13.6%	—	—

GAAP research and development	$13,760	$12,689	$1,071	8.4%
Stock-based compensation expense	(1,613)	(2,198)	585	(26.6)%
Non-GAAP research and development	$12,147	$10,491	$1,656	15.8%
Non-GAAP percentage of revenue	10.4%	11.3%	—	—

Research and development expenses  increased   8.4%  to $13.8  million for the three months ended March 31, 2026 , primarily driven by a $0.3 million increase in personnel costs and a $0.3 million increase in software maintenance expense.

Income Tax Provision

Income tax expense during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Income tax expense	$1,287	$1,307	$(20)	(1.5)%

AvePoint’s income tax expense for the three months ended March 31, 2026 was $1.3 million, as compared to a tax expense of $1.3 million for the three months ended March 31, 2025. The effective tax rate was 7.8% for the three months ended March 31, 2026, compared to 26.8% for the three months ended March 31, 2025. The change in effective tax rates was primarily due to the mix of pre-tax income results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, impact of foreign inclusions and stock-based compensation.

In assessing the need for a valuation allowance, the Company has considered all available positive and negative evidence including its historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences and ongoing tax planning strategies. If in the future, the Company determines it is more likely than not that deferred tax assets will not be realized, the Company may set up a valuation allowance, which may result in income tax expense in the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income.

Part I
Item 2

Non-GAAP Operating Income and Non-GAAP Operating Margin

The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands, except percentages)
GAAP operating income	$12,727	$3,287
GAAP operating margin	10.9%	3.5%
Add:
Stock-based compensation	7,270	9,620
Amortization of acquired intangible assets	482	466
Non-GAAP operating income	$20,479	$13,373
Non-GAAP operating margin	17.5%	14.4%

Non-GAAP operating income and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income as GAAP operating income plus stock-based compensation and the amortization of acquired intangible assets and expenses related to the secondary listing on the SGX-ST and the discontinuation of the Company's participation in the Fund. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation, which has had historical volatility from period to period due to mark-to-market securities, and of acquired intangible assets, which are unrelated to current operations and are neither comparable to the prior period nor predictive of future results. The elimination of the effect of variability caused by stock-based compensation expense and the amortization of acquired intangible assets, both of which are non-cash expenses, provides a better representation as to the overall operating performance of the Company. We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, and (e) to assess financial discipline over operational expenditures.

GAAP operating margin for the three months ended March 31, 2026 and 2025 was 10.9% and 3.5%, respectively. Non-GAAP operating margin for the three months ended March 31, 2026 and 2025 was 17.5% and 14.4%, respectively. The increase in non-GAAP operating margin was primarily attributable to the Company’s enhanced focus on expense management and continued scaling of the Company’s channel partner strategy.

Liquidity and Capital Resources

As of March 31, 2026, we had $444.1 million in cash and cash equivalents and no outstanding debt.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. We have letters of credit issued in the amount of $1.0 million as security for operating leases, and $5.4 million as security for customer contingency agreements. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. See “Note 10 – Commitments and Contingencies” in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the purchase commitments.

Part I
Item 2

We also maintain a loan and security agreement (the “Loan Agreement”), dated November 3, 2023, with HSBC Bank USA, National Association, (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may draw upon at our request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. Pursuant to the Loan Agreement, we pledged, assigned and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and assets as security for our obligations under the Loan Agreement. As of March 31, 2026, we are compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We also maintain available borrowing capacity under our Loan Agreement through its expiration date to provide additional liquidity. In the future, we may attempt to raise additional capital through equity or debt financing. The sale of additional equity would be dilutive to our stockholders. Additional debt financing could result in increased debt service obligations and more restrictive financial and operational covenants.

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$24,260	$495
Net cash used in investing activities	(1,604)	(16,859)
Net cash (used in) provided by financing activities	(58,869)	76,181

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $24.3 million, reflecting AvePoint’s net income of $15.3 million, adjusted for non-cash items of $9.9 million and net cash outflows of $0.9 million from changes in operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation and foreign currency remeasurement losses. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and a decrease in prepaid expenses and other current assets primarily related to prepaid rent, an increase in deferred revenue, offset by a decrease in accrued expenses primarily due to accrued bonuses, commissions and payroll taxes.

Net cash provided by operating activities for the three months ended March 31, 2025 was $0.5 million, reflecting AvePoint’s net income of $3.6 million, adjusted for non-cash items of $14.0 million and net cash outflows of $17.1 million from changes in operating assets and liabilities. The primary driver of non-cash items was stock-based compensation and was partially offset by a decrease in the mark to market value of warrant liabilities. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and a decrease in prepaid expenses and other current assets primarily related to prepaid rent, an increase in deferred revenue, offset by a decrease in accrued expenses primarily due to accrued bonuses, commissions and payroll taxes.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $1.6 million. It primarily consisted of $1.3 million of purchases of property and equipment, and $0.4 million from the capitalization of internal use software.

Net cash used in investing activities for the three months ended March 31, 2025 was $16.9 million. It primarily consisted of $14.9 million cash paid in business acquisitions, $1.5 million of purchases of property and equipment, and $0.5 million from the capitalization of internal use software.

Part I
Item 2

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $58.9 million, primarily consisting of $59.8 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the “Share Repurchase Program”), partially offset by $0.9 million of proceeds from the exercise of stock options .

Net cash provided by financing activities for the three months ended March 31, 2025 was $76.2 million, primarily consisting of $87.3 million of proceeds from the exercises of warrants and $0.7 million of proceeds from the exercise of stock options, partially offset by $11.8 million in repurchases of common stock under the Share Repurchase Program.

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

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2030. As of March 31, 2026, the commitments related to these operating leases is $24.2 million, of which $9.7 million is due in the next twelve months.

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

Revenue Recognition

We derive revenue from three primary sources: SaaS, term license and support, and services. Many of our contracts with customers include multiple performance obligations. Judgement is required in determining whether each performance obligation is distinct. Our products and services generally do not require a significant amount of integration or interdependency; therefore, our products and services are generally not combined. We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation within each contract.

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

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $444.2 million as of March 31, 2026, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. As of March 31, 2026, we had no outstanding obligations under our line of credit with HSBC under the Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operations.

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

Revenues denominated in the U.S. Dollar as a percentage of total revenues were approximately 35% for the three months ended March 31, 2026. Expenses denominated in the U.S. Dollar as a percentage of total expenses were approximately 47% for the three months ended March 31, 2026.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in income from operations of approximately $2.1 million for the three months ended March 31, 2026. This analysis disregards that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits.

Part I

Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended March 31, 2026, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation.

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

Part II

Items 2, 3 and 4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2026, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On March 17, 2022, we announced that our Board of Directors authorized the Share Repurchase Program, which was renewed for an additional three years on February 25, 2025. Under the Share Repurchase Program, we have the authority to buy up to $150 million of our common stock shares via acquisitions in the open market or privately negotiated transactions. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with all applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, our common stock under the Share Repurchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended March 31, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
January 1, 2026 - January 31, 2026	1,599,535	$12.8986	1,599,535	$79,892,419
February 1, 2026 - February 28, 2026	1,603,237	$10.6155	1,603,237	$62,873,243
March 1, 2026 - March 31, 2026	2,210,186	$10.4519	2,210,186	$39,772,519

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan Election

During the quarter ended  March 31, 2026, no director or officer of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AVEPOINT, INC.

Date: May 7, 2026	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)