Form 10-Q
period 2026-06-30
AvePoint, Inc.
filed 2026-08-06
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, there were 211,565,426 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended June 30, 2026

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$417,250	$481,060
Accounts receivable, net	116,993	124,526
Prepaid expenses and other current assets	23,249	19,726
Total current assets	557,492	625,312
Property and equipment, net	6,795	6,020
Goodwill	36,779	37,986
Intangible assets, net	11,113	12,052
Operating lease right-of-use assets	26,154	16,824
Deferred contract costs	74,305	71,257
Other assets	44,365	19,730
Total assets	$757,003	$789,181
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,313	$3,805
Accrued expenses and other current liabilities	77,518	84,191
Current portion of deferred revenue	198,096	185,696
Total current liabilities	278,927	273,692
Long-term operating lease liabilities	16,310	9,949
Long-term portion of deferred revenue	14,975	15,260
Other liabilities	9,917	11,581
Total liabilities	320,129	310,482
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 211,431 and 215,076 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21	22
Additional paid-in capital	962,907	980,389
Accumulated other comprehensive income	5,676	8,366
Accumulated deficit	(531,730)	(510,078)
Total stockholders’ equity	436,874	478,699
Total liabilities and stockholders’ equity	$757,003	$789,181

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
SaaS	$98,511	$77,317	$191,893	$146,259
Term license and support	10,245	10,215	19,564	23,400
Services	15,739	14,486	30,280	25,423
Total revenue	124,495	102,018	241,737	195,082
Cost of revenue:
SaaS	17,760	14,023	34,522	26,560
Term license and support	388	536	669	1,100
Services	15,341	11,920	30,171	22,718
Total cost of revenue	33,489	26,479	65,362	50,378
Gross profit	91,006	75,539	176,375	144,704
Operating expenses:
Sales and marketing	45,542	35,773	87,552	70,295
General and administrative	18,677	19,712	35,549	38,379
Research and development	16,563	12,960	30,323	25,649
Total operating expenses	80,782	68,445	153,424	134,323
Income from operations	10,224	7,094	22,951	10,381
Other income (expense), net	1,787	(240)	5,597	1,346
Income before income taxes	12,011	6,854	28,548	11,727
Income tax (benefit) expense	(15,559)	3,961	(14,272)	5,268
Net income	$27,570	$2,893	$42,820	$6,459
Net income attributable to noncontrolling interest	—	195	—	321
Net income available to common stockholders	$27,570	$2,698	$42,820	$6,138
Net income per share:
Basic	$0.13	$0.01	$0.20	$0.03
Diluted	$0.12	$0.01	$0.19	$0.03
Weighted average shares outstanding:
Basic	210,204	205,068	211,727	201,516
Diluted	220,856	229,179	223,517	226,951

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$27,570	$2,893	$42,820	$6,459
Other comprehensive (loss) income net of taxes
Unrealized loss on available-for-sale securities	(21)	(5)	(28)	(17)
Foreign currency translation adjustments	(434)	5,983	(2,662)	7,131
Total other comprehensive (loss) income	(455)	5,978	(2,690)	7,114
Total comprehensive income	$27,115	$8,871	$40,130	$13,573
Comprehensive income attributable to noncontrolling interest	—	276	—	432
Total comprehensive income available to common stockholders	$27,115	$8,595	$40,130	$13,141

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, March 31, 2026	211,853,736	$21	$963,971	$(531,316)	$6,131	$438,807
Proceeds from exercise of options	3,665,874	—	11,543	—	—	11,543
Common stock issued upon vesting of restricted stock units	781,212	—	—	—	—	—
Stock-based compensation expense	—	—	9,572	—	—	9,572
Repurchase and retirement of common stock	(4,869,999)	—	(22,179)	(27,984)	—	(50,163)
Comprehensive income:
Net income	—	—	—	27,570	—	27,570
Unrealized loss on available-for-sale securities	—	—	—	—	(21)	(21)
Foreign currency translation adjustments	—	—	—	—	(434)	(434)
Balance, June 30, 2026	211,430,823	$21	$962,907	$(531,730)	$5,676	$436,874

	Three Months Ended June 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, March 31, 2025	203,030,980	$20	$873,269	$(515,468)	$1,682	$1,950	$361,453
Proceeds from exercise of options	1,077,228	—	7,285	—	—	—	7,285
Common stock issued upon vesting of restricted stock units	1,173,259	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,143	—	—	—	11,143
Repurchase of noncontrolling interest	—	—	(9,958)	—	36	(2,226)	(12,148)
Reclassification of warrant liabilities	—	—	1,452	—	—	—	1,452
Proceeds from exercise of warrants	6,271,855	1	72,126	—	—	—	72,127
Repurchase and retirement of common stock	(414,328)	—	(1,871)	(5,177)	—	—	(7,048)
Comprehensive income:
Net income	—	—	—	2,698	—	195	2,893
Unrealized loss on available-for-sale securities	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	5,902	81	5,983
Balance, June 30, 2025	211,138,994	$21	$953,446	$(517,947)	$7,615	$—	$443,135

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2025	215,076,033	$22	$980,389	$(510,078)	$8,366	$478,699
Proceeds from exercise of options	4,246,962	—	12,485	—	—	12,485
Common stock issued upon vesting of restricted stock units	2,390,785	—	—	—	—	—
Stock-based compensation expense	—	—	16,842	—	—	16,842
Repurchase and retirement of common stock	(10,282,957)	(1)	(46,809)	(64,472)	—	(111,282)
Comprehensive income:
Net income	—	—	—	42,820	—	42,820
Unrealized loss on available-for-sale securities	—	—	—	—	(28)	(28)
Foreign currency translation adjustments	—	—	—	—	(2,662)	(2,662)
Balance, June 30, 2026	211,430,823	$21	$962,907	$(531,730)	$5,676	$436,874

	Six Months Ended June 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2024	194,070,512	$19	$779,007	$(510,448)	$576	$1,794	$270,948
Proceeds from exercise of options	1,495,597	—	8,029	—	—	—	8,029
Common stock issued upon vesting of restricted stock units	2,921,254	—	—	—	—	—	—
Stock-based compensation expense	—	—	20,763	—	—	—	20,763
Repurchase of noncontrolling interest	—	—	(9,958)	—	36	(2,226)	(12,148)
Reclassification of warrant liabilities	—	—	1,452	—	—	—	1,452
Proceeds from exercise of warrants	13,866,954	2	159,469	—	—	—	159,471
Repurchase and retirement of common stock	(1,215,323)	—	(5,316)	(13,637)	—	—	(18,953)
Comprehensive income:
Net income	—	—	—	6,138	—	321	6,459
Unrealized loss on available-for-sale securities	—	—	—	—	(17)	—	(17)
Foreign currency translation adjustments	—	—	—	—	7,020	111	7,131
Balance, June 30, 2025	211,138,994	$21	$953,446	$(517,947)	$7,615	$—	$443,135

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income	$42,820	$6,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,373	3,126
Operating lease right-of-use assets expense	4,763	4,301
Foreign currency remeasurement (gain) loss	(1,556)	4,053
Stock-based compensation	16,842	20,763
Deferred income taxes	(20,171)	(155)
Other	2,007	1,091
Change in value of warrant liabilities	—	(408)
Changes in operating assets and liabilities:
Accounts receivable	5,957	285
Prepaid expenses and other current assets	(3,639)	2,591
Deferred contract costs and other assets	(8,597)	(5,438)
Accounts payable, accrued expenses and other current liabilities, and other liabilities	(11,617)	(19,730)
Operating lease liabilities	(4,685)	(4,142)
Deferred revenue	14,705	7,969
Net cash provided by operating activities	40,202	20,765
Investing activities
Maturities of investments	145	—
Purchases of investments	(128)	—
Capitalization of internal-use software	(965)	(812)
Purchase of property and equipment	(2,484)	(2,479)
Cash paid in business combinations, net of cash acquired	—	(14,893)
Net cash used in investing activities	(3,432)	(18,184)
Financing activities
Purchase of common stock	(110,325)	(18,954)
Proceeds from warrant exercises	—	157,723
Proceeds from stock option exercises	12,485	8,029
Repurchase of noncontrolling interest	(1,843)	(12,148)
Other financing activities	(3)	(4)
Net cash (used in) provided by financing activities	(99,686)	134,646
Effect of exchange rates on cash	(894)	1,854
Net (decrease) increase in cash and cash equivalents	(63,810)	139,081
Cash and cash equivalents at beginning of period	481,060	290,735
Cash and cash equivalents at end of period	$417,250	$429,816
Supplemental disclosures of cash flow information
Income taxes paid	$8,614	$2,411
Unpaid purchase consideration transferred in connection with the business combination	$—	$5,499
Unpaid purchase of common stock	$561	$—
Receivable proceeds from warrant exercises	$—	$1,747

See accompanying notes.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Organization

AvePoint, Inc. (collectively with its subsidiaries, hereinafter referred to as “AvePoint,” the “Company,” “we,” “us,” or “our”) was incorporated as a New Jersey corporation on July 24, 2001 and redomiciled as a Delaware corporation in 2006.

The Company’s principal executive headquarters is located in Jersey City, New Jersey, and its principal operating headquarters is located in Richmond, Virginia. The Company has additional offices in North America, Europe, Asia, Australia and the Middle East.

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

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2026.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended  December 31, 2025, which was filed with the SEC on February 26, 2026 (“Annual Report”).

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Comparative Data

The Company identified a misclassification of cash flows related to the May 2025 repurchase of non-controlling interests in previously issued financial statements. The prior period has been corrected to reclassify $12.1 million of cash flows for the six months ended June 30, 2025 from net cash used in investing activities to net cash provided by financing activities. The reclassification affects only the presentation of the condensed consolidated statement of cash flows and had no impact on the condensed consolidated balance sheets, statements of income (loss), or statements of stockholders' equity. The classification was appropriately presented in the Annual Report.

Additionally, certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of maintenance revenue to be included in term license and support revenue on the condensed consolidated statements of income for the three and six months ended June 30, 2025;
•	The reclassification of maintenance cost of revenue to be included in term license and support cost of revenue on the condensed consolidated statements of income for the three and six months ended June 30, 2025; and
•	The reclassification of operating lease liabilities from accounts payable, accrued expenses, other current liabilities, operating lease liabilities and other liabilities on the condensed consolidated statements of cash flows for the six months ended June 30, 2025.

Recently Adopted Accounting Guidance

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). This ASU introduces a practical expedient that allows entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The Company adopted the guidance in ASU 2025-05 effective January 1, 2026, using the required prospective transition approach. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported and the amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for the determination of standalone selling price for revenue recognition, deferred contract costs, valuation of goodwill and other intangible assets, income taxes and related reserves, stock-based compensation and purchase price in a business combination. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

Cash and Cash Equivalents

The Company maintains cash and cash equivalents with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of June 30, 2026 and December 31, 2025, the Company’s cash balances at these entities were $17.0 million and $20.0 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

Business Combination

When the Company consummates a business combination, the assets acquired and the liabilities assumed are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the acquisition date fair value of the net identifiable assets acquired. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which  may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as it obtains new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the earlier of the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded in the condensed consolidated statements of income.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

No events or circumstances have changed since any of the Company’s acquisitions that would indicate that the fair value of the Company’s reporting unit is below its carrying amount. No impairment was deemed necessary as of June 30, 2026 or  December 31, 2025.

Deferred Contract Costs

The Company defers sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, and services contracts. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence.

Amortization of deferred contract costs of $6.4 million and $12.7 million for the three and six months ended June 30, 2026, respectively, and $5.5 million and $11.0 million for the three and six months ended  June 30, 2025, respectively, is included as a component of sales and marketing expenses in the Company’s condensed consolidated statements of income.

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

SaaS revenue is recognized ratably over the term of the contract. Term license and support revenue includes distinct on-premises license and support performance obligations. The license is generally recognized upfront at the point in time when the software is made available to the customer to download and use, and the support is recognized ratably over the term of the contract.

Services revenue includes revenue derived primarily from the implementation of software, training, consulting, and migrations. The Company also offers license customization and managed services. Services revenue from implementation, training, consulting, migration, and license customization is recognized by applying a measure of progress, such as labor hours to determine the percentage of completion of each contract. Services revenue from managed services is recognized ratably on a straight-line basis over the contract term.

Term license and support revenue recognized at a point in time was $6.4 million and $11.8 million for the three and six months ended June 30, 2026, respectively, and $5.0 million and $12.2 million for the three and six months ended  June 30, 2025, respectively. The remaining revenue amount is recognized over time.

Accounts receivable, net, is inclusive of accounts receivable, and current unbilled receivables, net of allowance for credit losses. The Company records an unbilled receivable when revenue is recognized prior to invoicing. The Company has a well-established collection history from its direct and indirect sales. It periodically evaluates the collectability of its accounts receivable and provides an allowance for credit losses as necessary, based on the age of the receivable, expected payment ability, and collection experience.

The Company records deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Revenue recognized that was included in the deferred revenue balance at the beginning of the period was $126.4 million for the six months ended June 30, 2026.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2025	$135,089	$200,956	$71,257
Balance, June 30, 2026	130,761	213,071	74,305

(1) Includes long-term unbilled receivables included in other assets within the condensed consolidated balance sheets.

There were no significant changes to the Company’s contract assets or liabilities during the six months ended June 30, 2026 and the year ended December 31, 2025 outside of its sales activities.

As of June 30, 2026, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $559.4 million, of which $477.8 million is related to SaaS and term license and support revenue. The Company expects to recognize approximately 61% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. To date, the Company has issued both stock options and restricted stock units. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost ratably over the requisite service period, net of actual forfeitures in the period.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes model requires highly subjective assumptions in order to derive the inputs necessary to calculate the fair value of stock options. The Company calculates the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected term. Expected volatility is based on the historical and implied volatility of a group of peer entities over a similar expected term. Dividend yields are based upon historical dividend yields. Risk-free interest rates are based on the implied yields currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term.

Recent Accounting Pronouncements Not Yet Effective

In  November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASC 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in  January 2025, the FASB issued ASU No. 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASC 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03, as clarified by ASU 2025-01, is effective in annual reporting periods beginning after  December 15, 2026, and interim periods within annual reporting periods beginning after  December 15, 2027. The amendments in this ASU  may be applied either prospectively or retrospectively. Early adoption is also permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 modernizes the capitalization criteria for internal-use software, eliminating references to project stages and instead requiring that projects meet completion probability criteria before costs can be capitalized. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The amendments in this ASU may be applied using a prospective, retrospective, or modified transition approach. Early adoption is also permitted. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements and related disclosures.

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

As of  June 30, 2026, the liability was $5.9 million, of which $2.8 million is included in accrued expenses and other current liabilities and $3.1 million is included in other liabilities within the condensed consolidated balance sheets. As of December 31, 2025, the liability was $6.2 million, of which $1.9 million is included in accrued expenses and other current liabilities and $4.3 million is included in other liabilities within the condensed consolidated balance sheets. During the three and six months ended June 30, 2026, the Company recorded interest expense of $1.5 million and $1.7 million, respectively, to adjust the redemption value of the mandatorily redeemable noncontrolling interest. During the three and six months ended  June 30, 2025, the Company recorded interest expense of $0.0 million and $0.8 million, respectively, to adjust the redemption value of the mandatorily redeemable noncontrolling interest. The interest expense is included in other income (expense), net, within the condensed consolidated statements of income.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance, December 31, 2025	$37,986
Effect of foreign currency translation	(1,207)
Balance, June 30, 2026	$36,779

5. Intangible Assets, Net

Intangible assets consist of acquired intangible assets and self-developed software.

A summary of the balances of the Company’s intangible assets as of  June 30, 2026 and  December 31, 2025 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	June 30, 2026			December 31, 2025
	(in thousands)
Technology and software	$15,649	$(7,424)	$8,225	$14,911	$(6,120)	$8,791
Customer related assets	4,734	(1,846)	2,888	4,890	(1,629)	3,261
Total	$20,383	$(9,270)	$11,113	$19,801	$(7,749)	$12,052

Amortization expense for intangible assets was $0.8 million and $1.7 million for the three and six months ended June 30, 2026, and $0.9 million and $1.6 million for the three and six months ended  June 30, 2025, respectively.

As of June 30, 2026, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2026 (six months)	$1,650
2027	2,922
2028	2,382
2029	1,700
2030	1,388
Thereafter	1,071
Total intangible assets subject to amortization	$11,113

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	June 30,	December 31,
	2026	2025
	(in thousands)
Trade receivables	$89,702	$98,102
Current unbilled receivables	27,954	27,162
Allowance for credit losses	(663)	(738)
	$116,993	$124,526

7. Line of Credit

The Company maintains a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provides up to $20.0 million of additional borrowing capacity the Company may draw upon at its request. Of the $30.0 million line of credit, a sublimit of approximately $9.3 million is designated to facilitate the issuance of bank guarantees, including letters of credit. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee at a rate equal to 0.5%. The line will mature on November 3, 2026. The Company is required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations. As of  June 30, 2026, the Company is compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

8. Income Taxes

The Company had an effective tax rate of (129.5)% and (50.0)% for the three and six months ended June 30, 2026, respectively, and 57.8% and 44.9% for the three and six months ended  June 30, 2025, respectively.

The change in effective tax rates for both the three and six-month period ended June 30, 2026 as compared to the three and six-month period ended  June 30, 2025 was primarily due to the mix of pre-tax income results by jurisdictions taxed at different rates, the partial release of the U.S. valuation allowance, foreign inclusions and stock-based compensation.

During the three months ended June 30, 2026, the Company recorded an income tax benefit of $19.9 million related to the release of a previously recorded valuation allowance on certain deferred tax assets. Based on an assessment of all available positive and negative evidence, management concluded that it was more likely than not that these deferred tax assets would be realized due to sustained profitability and forecasts of future taxable income.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Leases

The Company is obligated under various non-cancelable operating leases primarily for office space. The initial terms of the leases expire on various dates through 2032. The Company determines if an arrangement is a lease at inception.

The components of the Company’s operating lease expenses are reflected in the condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Lease liability cost	$2,757	$2,273	$5,294	$4,336
Short-term lease expenses (1)	552	409	1,021	836
Variable lease cost not included in the lease liability (2)	127	63	271	194
Total lease cost	$3,436	$2,745	$6,586	$5,366

(1) Short-term lease expenses include rent expenses from leases of 12 months or less on the transition date or lease commencement.

(2) Variable lease cost includes common area maintenance, property taxes, and fluctuations in rent due to a change in an index or rate.

The Company’s lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company elected to combine fixed payments for non-lease components, for all classes of underlying assets, with its lease payments and account for them together as a single lease component, which increases the amount of the Company's lease assets and liabilities.

During the six months ended June 30, 2026 and 2025, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $14.2 million and $6.4 million, respectively.

Other information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$2,455	$2,162	$5,285	$4,624

As of June 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 3.2 years and a weighted average discount rate of 5.1%.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 3.1 years and a weighted average discount rate of 5.4%.

The maturity schedule of the operating lease liabilities as of June 30, 2026 is as follows:

Year Ending December 31:
(in thousands)
2026 (six months)	$5,649
2027	10,471
2028	6,133
2029	4,251
2030	1,956
Thereafter	756
Total future lease payments	29,216
Less: Present value adjustment	(2,379)
Present value of future lease payments (1)	$26,837

(1) Includes the current portion of operating lease liabilities of $10.5 million, which is reflected in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

As of  June 30, 2026, letters of credit have been issued in the amount of $1.2 million as security for operating leases. The letters of credit are secured by a sublimit of the Company's line of credit (see “Note 7 - Line of Credit” for more information).

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

In  December 2024, the Company signed an unconditional purchase commitment in the amount of $15.0 million to purchase IT solutions over a five-year term. Under this agreement, payments are made upon access to the service. The agreement specified four minimum commitment periods. The minimum commitment payments are due at the end of each minimum commitment period. The Company paid $0.4 million and $0.6 million, respectively, during the three and six months ended  June 30, 2026, and $0.2 million and $0.2 million, respectively, during the three and six months ended  June 30, 2025, related to the December 2024 agreement.

In December 2025, the Company entered into a five-year agreement under which the Company committed to consume $340.0 million of eligible IT services from December 1, 2025 through November 30, 2030. The agreement includes a Year 1 minimum consumption milestone of $50.0 million, for which the vendor may invoice the Company for any shortfall as a prepayment that will be applied against future consumption. The Company paid $12.3 million and $32.3 million, respectively, during the three and six months ended  June 30, 2026, related to the December 2025 agreement.

The Company is obligated to make the following future minimum payments under the non-cancellable terms of these contracts as of  June 30, 2026:

Years Ending December 31,
(in thousands)
2026 (six months)	$28,100
2027	2,574
2028	4,115
2029	6,676
2030	290,000
Thereafter	—
$331,465

In February 2024, the Company made a commitment to contribute $50.0 million to a growth equity fund. As of  June 30, 2026, this commitment remains outstanding (see “Note 12 - Growth Equity Fund” for more information).

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of June 30, 2026, the Company was not a party to any other litigation.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements for the completion of service projects, the completion of which are secured by a sublimit of the Company’s line of credit (see “Note 7 - Line of Credit” for more information). As of June 30, 2026, letters of credit for customer-related contingency agreements have been issued in the amount of $5.4 million, as security for the agreements. These agreements have not had a material effect on the Company's results of operations, financial position or cash flow.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 211,430,823 and 215,076,033 shares issued and outstanding as of  June 30, 2026 and December 31, 2025, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a three-year share repurchase program (the “Share Repurchase Program”), which was renewed for an additional three years on February 25, 2025, and May 5, 2026. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of its common stock via acquisitions in the open market or privately negotiated transactions. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Any purchases made pursuant to the Share Repurchase Program are to be conducted in compliance with all other applicable legal, regulatory, and internal policy requirements, including the Company’s Insider Trading Policy. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Purchase Program. The Share Repurchase Program may be suspended or discontinued at any time. During the six months ended June 30, 2026, the Company repurchased and retired 10,282,957 shares at an average price of $10.82 per share. The shares were returned to the status of authorized but unissued shares. During the six months ended  June 30, 2025, the Company repurchased and retired 1,215,323 shares at an average price of $15.60 per share.

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

As of  June 30, 2026, no portion of the Company’s $50.0 million commitment has been called or was callable.

As of  June 30, 2026 and December 31, 2025, an estimated payable of $1.6 million and $1.6 million, respectively, were included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2026, 54,649,108 shares remained for future issuance under the 2021 Plan and the ESPP. To date, the Company has issued only stock options and restricted stock units to employees, directors and consultants.

Total stock-based compensation expense was $9.6 million and $16.8 million for the three and six months ended June 30, 2026, respectively, and was $11.1 million and $20.8 million for three and six months ended  June 30, 2025, respectively.

Stock Options

The compensation costs for stock option awards are recognized using the straight-line attribution method over the requisite service period. Forfeitures are accounted for as they occur. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 was $6.14.

The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 16,
2026
Expected life (in years)	6.1
Expected volatility	58.2%
Risk-free rate	3.9%
Dividend yield	—

A summary of the Company’s stock option activity during the six months ended June 30, 2026 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life

Balance, January 1, 2026	18,435,493	$4.67	4.18
Granted	578,556	10.52	—
Exercised	(4,246,962)	2.94	—
Forfeited or expired	(18,580)	4.48	—
Balance, June 30, 2026	14,748,507	$5.40	4.54
Exercisable, June 30, 2026	13,620,701	$5.04	4.19

As of June 30, 2026, there was $6.0 million in unrecognized compensation costs related to all unvested options. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

As of  June 30, 2026, the Company had 14,748,507 options outstanding and 13,620,701 options exercisable with intrinsic values of $86.6 million and $84.4 million, respectively. During the six months ended June 30, 2026, 4,246,962 options were exercised, with a total intrinsic value of $32.9 million.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units

Under the terms of the 2021 Plan, the Company has issued restricted stock unit awards with a continuous employment condition only (“Time-Based RSUs”), and restricted stock unit awards with a continuous employment condition that are also contingent on the Company meeting certain performance goals that may be higher or lower than the granted amount (“PSUs”, and together with Time-Based RSUs, “RSUs”). Both types of RSU awards vest over periods determined at the time of grant either ratably or along a cliff vesting.

The compensation costs for RSUs are recognized using the straight-line attribution method over the requisite service period. Forfeitures are accounted for as they occur. RSUs are measured at the fair market value of the underlying stock at the grant date.

A summary of the Company’s RSU activity during the six months ended June 30, 2026 is as follows:

	Unvested PSUs	Unvested Time-Based RSUs
	Number of Shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested as of December 31, 2025	804,518	6,132,497	$9.28
Granted	1,298,240	3,578,336	10.41
Performance adjustment	166,634	—	7.46
Vested	(373,707)	(2,015,919)	8.64
Forfeited	(44,477)	(295,726)	9.76
Unvested as of June 30, 2026	1,851,208	7,399,188	$9.99

RSUs that vested during the six months ended  June 30, 2026 had an aggregate fair value at vesting of $25.8 million. As of June 30, 2026, there was $85.5 million in unrecognized compensation costs specific to the unvested RSUs, to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the terms of the Company’s offerings under the ESPP, of which enrollment was made available to the Company’s eligible employees beginning in June 2026. Under the terms of the ESPP, eligible employees may enroll in a six-month offering period that begins in January and July of each year. Employees can elect to have up to 15% of their annual base salary, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. No shares of the Company’s common stock have been issued under the ESPP prior to June 30, 2026.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis are classified in the categories described in the tables below:

	June 30, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$7,557	$—	$7,557
Money market funds	—	5,213	—	5,213
U.S. treasury bills	—	292,368	—	292,368
Prepaid expenses and other current assets:
Certificates of deposit (1)	—	198	—	198
Other assets:
Certificates of deposit (1)	—	224	—	224
Total	$—	$305,560	$—	$305,560
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (2)	$—	$—	$2,742	$2,742
Other liabilities:
Mandatorily redeemable noncontrolling interest (2)	—	—	2,907	2,907
Total	$—	$—	$5,649	$5,649

	December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,734	$—	$1,734
Money market funds	—	4,215	—	4,215
U.S. treasury bills	—	189,012	—	189,012
Prepaid expenses and other current assets:
Certificates of deposit (1)	—	213	—	213
Other assets:
Certificates of deposit (1)	—	206	—	206
Total	$—	$195,380	$—	$195,380
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (2)	$—	$—	$1,839	$1,839
Other liabilities:
Mandatorily redeemable noncontrolling interest (2)	—	—	3,704	3,704
Total	$—	$—	$5,543	$5,543

(1) The majority of certificates of deposit are foreign deposits.

(2) The fair value of mandatorily redeemable noncontrolling interest is based on discounted redemption value using risk-free rates offered for similar financing with the same remaining maturities.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize the Company’s available-for-sale securities measured at fair value as of  June 30, 2026 and December 31, 2025.

	June 30, 2026
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$292,391	$292,368	$(23)
Total	$292,391	$292,368	$(23)

	December 31, 2025
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Gains
U.S. treasury bills	$189,007	$189,012	$5
Total	$189,007	$189,012	$5

The contractual maturity of the available-for-sale securities held as of  June 30, 2026 and December 31, 2025 was within one year.

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

The following table sets forth the information about the Company’s reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:	$124,495	$102,018	$241,737	$195,082

Less:
People expenses	66,453	54,936	129,489	107,743
Stock-based compensation	9,572	11,143	16,842	20,763
Cloud and server hosting services expenses	14,543	10,712	27,926	20,194
Marketing expenses	4,959	3,687	8,926	7,813
Other segment items (1)	1,398	18,647	15,734	32,110
Net income	$27,570	$2,893	$42,820	$6,459

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
North America	$48,711	$39,571	$92,876	$76,023
EMEA	40,299	31,822	78,745	61,306
APAC	35,485	30,625	70,116	57,753
Total revenue	$124,495	$102,018	$241,737	$195,082

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
United States	$47,377	$39,167	$90,384	$75,566
Germany	16,011	13,203	32,415	25,495
Singapore	15,060	13,793	30,469	25,305

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Other Income (Expense), Net

Other income (expense), net, is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Change in value of warrant liabilities	$—	$(65)	$—	$408
Interest (expense) income, net (1)	(1,491)	1,371	(1,239)	1,072
Gain on securities (2)	2,663	1,975	5,208	3,906
Foreign currency exchange gain (loss), net	562	(3,416)	1,549	(3,746)
Other, net	53	(105)	79	(294)
Other income (expense), net	$1,787	$(240)	$5,597	$1,346

(1) Interest (expense) income, net includes interest expense to adjust the redemption value of the mandatorily redeemable noncontrolling interest (see “Note 3 - Business Combination” for more information).

(2) Gain on securities consist of interest income from amortization of the discount arising at acquisition of U.S. treasury bills.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Net income per share available to common stockholders
Numerator:
Net income	$27,570	$2,893	$42,820	$6,459
Net income attributable to noncontrolling interest	—	(195)	—	(321)
Total net income available to common stockholders	$27,570	$2,698	$42,820	$6,138
Denominator:
Weighted average common shares outstanding	210,204	205,068	211,727	201,516
Effect of dilutive securities
Stock options	9,012	16,553	9,744	16,679
RSUs	1,640	5,618	2,046	5,957
Warrants	—	1,940	—	2,799
Weighted average diluted shares	220,856	229,179	223,517	226,951

Basic net income per share available to common stockholders	$0.13	$0.01	$0.20	$0.03
Diluted net income per share available to common stockholders	$0.12	$0.01	$0.19	$0.03

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table includes the total potentially dilutive securities for the three and six months ended June 30, 2026 and 2025, which have been excluded from the computation of diluted net income per share as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	—	82	180	53
RSUs	588	2	391	1
Total	588	84	571	54

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

Second Quarter 2026 Business Highlights

■	Total annual recurring revenue (“ARR”) increased 27% year-over-year to $465.1 million as of June 30, 2026; adjusted for FX, total ARR increased 24% year-over-year;
■	Total revenue increased 22% year-over-year to $124.5 million for the three months ended June 30, 2026, 21% on a constant currency basis;
■	SaaS revenue increased 27% year-over-year to $98.5 million for the three months ended June 30, 2026, 26% on a constant currency basis;
■	Released the third annual State of AI report, finding that organizations lack the trust layer required to scale AI safely, as governance gaps, deployment delays, and AI-generated data are compounding the challenge; and
■	Announced new advancements to the AvePoint Confidence Platform that extend the connected layer of governance, security, recovery, and backup controls that sits across an organization’s data to agentic AI, new enterprise applications, and new multicloud infrastructure.

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

	June 30,
	2026	2025
Total ARR ($ in mil)	$465.1	$367.6

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

As of June 30, 2026 and June 30, 2025, total ARR was $465.1 million and $367.6 million, respectively, representing growth of 27% year over year, and 24% when adjusted for FX.

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

Other Income (Expense), net	Other income (expense), net, consists primarily of realized gains/losses for securities, foreign currency remeasurement gains/losses, and fair value adjustments on earn-out and warrant liabilities.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We evaluated the impact of the OBBBA in the current quarter and recorded the related income tax effects in the condensed consolidated financial statements.

Part I
Item 2

Results of Operations

The below period-to-period comparisons of operating results are not necessarily indicative of results for future periods.

Comparison of Three Months Ended June 30, 2026 and June 30, 2025

Revenue

The components of AvePoint’s revenue during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$98,511	$77,317	$21,194	27.4%
Term license and support	10,245	10,215	30	0.3%
Services	15,739	14,486	1,253	8.6%
Total revenue	$124,495	$102,018	$22,477	22.0%

Total revenue increased 22.0% to $124.5 million for the three months ended June 30, 2026, primarily due to an increase in SaaS revenue, which increased 27.4% to $98.5 million and was driven by strong customer demand for our SaaS solutions. SaaS represented 79% of total revenue, up from 76% of total revenue in the prior year. The growth in total revenue was also due to an increase in services revenue, which grew 8.6% to $15.7 million. Services revenue is expected to fluctuate as the services generally are not recurring in nature.

Revenue by geographic region for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
North America	$48,711	$39,571	$9,140	23.1%
EMEA	40,299	31,822	8,477	26.6%
APAC	35,485	30,625	4,860	15.9%
Total	$124,495	$102,018	$22,477	22.0%

For the three months ended June 30, 2026, North America revenue increased 23.1% to $48.7 million, primarily driven by a 26.9%, or $8.7 million, increase in SaaS revenue. EMEA revenues increased 26.6% to $40.3 million, driven by a 28.2%, or $8.2 million, increase in SaaS revenue. APAC revenues increased 15.9% to $35.5 million, primarily driven by a 27.0%, or $4.3 million, increase in SaaS revenue, as well as a 6.3% or $0.8 million increase in services revenue.

On a constant currency basis, EMEA revenues increased 24.2%, while EMEA SaaS revenues increased 25.6%. On a constant currency basis, APAC revenues increased 15.8%, while APAC SaaS revenues increased 27.3%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$17,760	$14,023	$3,737	26.6%
Term license and support	388	536	(148)	(27.6)%
Services	15,341	11,920	3,421	28.7%
Total cost of revenue	$33,489	$26,479	$7,010	26.5%
Gross profit	91,006	75,539	15,467	20.5%
Gross margin	73.1%	74.0%	—	—

GAAP cost of revenue	$33,489	$26,479	$7,010	26.5%
Stock-based compensation expense	(380)	(399)	19	(4.8)%
Amortization of acquired intangible assets	(342)	(399)	57	(14.3)%
Non-GAAP cost of revenue	$32,767	$25,681	$7,086	27.6%
Non-GAAP gross profit	91,728	76,337	15,391	20.2%
Non-GAAP gross margin	73.7%	74.8%	—	—

Cost of revenue increased 26.5% to $33.5 million for the three months ended June 30, 2026, primarily driven by a $3.5 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $2.7 million increase in personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Sales and marketing	$45,542	$35,773	$9,769	27.3%
Percentage of revenue	36.6%	35.1%	—	—

GAAP sales and marketing	$45,542	$35,773	$9,769	27.3%
Stock-based compensation expense	(3,152)	(2,842)	(310)	10.9%
Amortization of acquired intangible assets	(137)	(147)	10	(6.8)%
Non-GAAP sales and marketing	$42,253	$32,784	$9,469	28.9%
Non-GAAP percentage of revenue	33.9%	32.1%	—	—

Sales and marketing expenses increased 27.3% to $45.5 million for the three months ended June 30, 2026, primarily driven by a $7.0 million increase in personnel costs and a $1.3 million increase in marketing spend.

General and Administrative

General and administrative expenses during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
General and administrative	$18,677	$19,712	$(1,035)	(5.3)%
Percentage of revenue	15.0%	19.3%	—	—

GAAP general and administrative	$18,677	$19,712	$(1,035)	(5.3)%
Stock-based compensation expense	(4,276)	(5,580)	1,304	(23.4)%
Non-GAAP general and administrative	$14,401	$14,132	$269	1.9%
Non-GAAP percentage of revenue	11.6%	13.9%	—	—

General and administrative expenses decreased 5.3% to $18.7 million for the three months ended June 30, 2026, primarily driven by a $1.3 million decrease in stock-based compensation expense.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Research and development	$16,563	$12,960	$3,603	27.8%
Percentage of revenue	13.3%	12.7%	—	—

GAAP research and development	$16,563	$12,960	$3,603	27.8%
Stock-based compensation expense	(1,764)	(2,322)	558	(24.0)%
Non-GAAP research and development	$14,799	$10,638	$4,161	39.1%
Non-GAAP percentage of revenue	11.9%	10.4%	—	—

Research and development expenses increased 27.8% to $16.6 million for the three months ended June 30, 2026, primarily driven by a $2.6 million increase in personnel costs and a $0.5 million increase in training and professional development.

Income Tax Provision

Income tax (benefit) expense during the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(15,559)	$3,961	$(19,520)	(492.8)%

Our income tax benefit for the three months ended June 30, 2026 was $15.6 million, compared to a tax expense of $4.0 million for the three months ended June 30, 2025. The effective tax rate was (129.5)% for the three months ended June 30, 2026, compared to 57.8% for the three months ended June 30, 2025. The change in effective tax rates was primarily due to the mix of pre-tax income results by jurisdictions taxed at different rates, partial release of U.S. valuation allowance, foreign inclusions and stock-based compensation.

Based on an assessment of all available positive and negative evidence, including our historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences, and ongoing tax-planning strategies, management concluded that it was more likely than not that these deferred tax assets would be realized. During the three months ended June 30, 2026, the Company recorded an income tax benefit of $15.6 million, primarily attributable to a $19.9 million release of the valuation allowance on certain deferred tax assets, partially offset by tax expense associated with stock-based compensation activity and other discrete items. The Company continues to maintain valuation allowances against certain deferred tax assets in U.S. state and foreign jurisdictions.

Part I
Item 2

Comparison of Six Months Ended June 30, 2026 and June 30, 2025

Revenue

The components of our revenue during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$191,893	$146,259	$45,634	31.2%
Term license and support	19,564	23,400	(3,836)	(16.4)%
Services	30,280	25,423	4,857	19.1%
Total revenue	$241,737	$195,082	$46,655	23.9%

Total revenue increased 23.9% to $241.7 million for the six months ended June 30, 2026, primarily due to an increase in SaaS revenue, which increased 31.2% to $191.9 million, and represented 79% of total revenue, up from 75% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in term license and support revenues. The growth in total revenue was also due to an increase in services revenue, which grew 19.1% to $30.3 million. Services revenue is expected to fluctuate as the services generally are not recurring in nature.

Revenue by geographic region for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
North America	$92,876	$76,023	$16,853	22.2%
EMEA	78,745	61,306	17,439	28.4%
APAC	70,116	57,753	12,363	21.4%
Total	$241,737	$195,082	$46,655	23.9%

For the six months ended June 30, 2026, North America revenue increased 22.2% to $92.9 million, driven by a 29.2%, or $18.2 million, increase in SaaS revenue, partially offset by a $1.4 million decrease in term license and support revenues. EMEA revenues increased 28.4% to $78.7 million, primarily driven by a 33.3%, or $18.0 million increase in SaaS revenue. APAC revenues increased 21.4% to $70.1 million, primarily driven by a 31.7%, or $9.4 million, increase in SaaS revenue and a 23.2% or $4.9 million increase in services revenue, partially offset by a $1.9 million decrease in term license and support revenues.

On a constant currency basis, EMEA revenues increased 21.3%, while EMEA SaaS revenues increased 25.8%. On a constant currency basis, APAC revenues increased 18.9%, while APAC SaaS revenues increased 29.3%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$34,522	$26,560	$7,962	30.0%
Term license and support	669	1,100	(431)	(39.2)%
Services	30,171	22,718	7,453	32.8%
Total cost of revenue	$65,362	$50,378	$14,984	29.7%
Gross profit	176,375	144,704	31,671	21.9%
Gross margin	73.0%	74.2%	—	—

GAAP cost of revenue	$65,362	$50,378	$14,984	29.7%
Stock-based compensation expense	(717)	(741)	24	(3.2)%
Amortization of acquired intangible assets	(687)	(732)	45	(6.1)%
Non-GAAP cost of revenue	$63,958	$48,905	$15,053	30.8%
Non-GAAP gross profit	177,779	146,177	31,602	21.6%
Non-GAAP gross margin	73.5%	74.9%	—	—

Cost of revenue increased 29.7% to $65.4 million for the six months ended June 30, 2026, primarily driven by a $7.3 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $6.2 million increase in personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Sales and marketing	$87,552	$70,295	$17,257	24.5%
Percentage of revenue	36.2%	36.0%	—	—

GAAP sales and marketing	$87,552	$70,295	$17,257	24.5%
Stock-based compensation expense	(5,467)	(5,168)	(299)	5.8%
Amortization of acquired intangible assets	(274)	(280)	6	(2.1)%
Non-GAAP sales and marketing	$81,811	$64,847	$16,964	26.2%
Non-GAAP percentage of revenue	33.8%	33.2%	—	—

Sales and marketing expenses increased 24.5% to $87.6 million for the six months ended June 30, 2026, primarily driven by a $13.3 million increase in personnel costs and a $1.1 million increase in marketing spend.

General and Administrative

General and administrative expenses during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
General and administrative	$35,549	$38,379	$(2,830)	(7.4)%
Percentage of revenue	14.7%	19.7%	—	—

GAAP general and administrative	$35,549	$38,379	$(2,830)	(7.4)%
Stock-based compensation expense	(7,281)	(10,334)	3,053	(29.5)%
Non-GAAP general and administrative	$28,268	$28,045	$223	0.8%
Non-GAAP percentage of revenue	11.7%	14.4%	—	—

General and administrative expenses decreased 7.4% to $35.5 million for the six months ended June 30, 2026, primarily driven by a $3.1 million decrease in stock-based compensation expense.

Part I
Item 2

Research and Development

Research and development expenses during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Research and development	$30,323	$25,649	$4,674	18.2%
Percentage of revenue	12.5%	13.1%	—	—

GAAP research and development	$30,323	$25,649	$4,674	18.2%
Stock-based compensation expense	(3,377)	(4,520)	1,143	(25.3)%
Non-GAAP research and development	$26,946	$21,129	$5,817	27.5%
Non-GAAP percentage of revenue	11.1%	10.8%	—	—

Research and development expenses increased  18.2%  to $30.3  million for the  six months ended June 30, 2026 , primarily driven by a $2.9 million increase in personnel costs, a $0.6 million increase in software maintenance expense, and a $0.6 million increase in training and professional development.

Income Tax Provision

Income tax (benefit) expense during the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(14,272)	$5,268	$(19,540)	(370.9)%

AvePoint’s income tax benefit for the six months ended June 30, 2026 was $14.3 million, compared to a tax expense of $5.3 million for the six months ended June 30, 2025. The effective tax rate was (50.0)% for the six months ended June 30, 2026, compared to 44.9% for the six months ended June 30, 2025. The change in effective tax rates was primarily due to the mix of pre-tax income results by jurisdictions taxed at different rates, certain jurisdictions with separate tax expense calculated, foreign inclusions and stock-based compensation.

Based on an assessment of all available positive and negative evidence, including our historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences, and ongoing tax-planning strategies, management concluded that it was more likely than not that these deferred tax assets would be realized. During the six months ended June 30, 2026, the Company recorded an income tax benefit of $14.3 million, primarily attributable to a $19.9 million release of the valuation allowance on certain deferred tax assets, partially offset by tax expense associated with stock-based compensation activity and other discrete items. The Company continues to maintain valuation allowances against certain deferred tax assets in U.S. state and foreign jurisdictions.

Part I
Item 2

Non-GAAP Operating Income and Non-GAAP Operating Margin

The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
GAAP operating income	$10,224	$7,094	$22,951	$10,381
GAAP operating margin	8.2%	7.0%	9.5%	5.3%
Add:
Stock-based compensation	9,572	11,143	16,842	20,763
Amortization of acquired intangible assets	479	546	961	1,012
Non-GAAP operating income	$20,275	$18,783	$40,754	$32,156
Non-GAAP operating margin	16.3%	18.4%	16.9%	16.5%

Non-GAAP operating income and non-GAAP operating margin are non-GAAP financial measures that our management uses to assess our overall performance. We define non-GAAP operating income as GAAP operating income plus stock-based compensation and the amortization of acquired intangible assets and expenses related to the secondary listing on the SGX-ST and the discontinuation of our participation in the Fund. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We believe non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation, and of acquired intangible assets, which are unrelated to current operations and are neither comparable to the prior period nor predictive of future results. The elimination of the effect of variability caused by stock-based compensation expense and the amortization of acquired intangible assets, both of which are non-cash expenses, provides a better representation as to our overall operating performance. We use non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to our peers, (b) to set and approve spending budgets, (c) to allocate resources, (d) to measure operational profitability and the accuracy of forecasting, and (e) to assess financial discipline over operational expenditures.

GAAP operating margin for the three months ended June 30, 2026 and 2025 was 8.2% and 7.0%, respectively. Non-GAAP operating margin for the three months ended June 30, 2026 and 2025 was 16.3% and 18.4%, respectively. The year-over-year decrease in non-GAAP operating margin was primarily attributable to our plan to increase investments across the business in 2026.

GAAP operating margin for the six months ended June 30, 2026 and 2025 was 9.5% and 5.3%, respectively. Non-GAAP operating margin for the six months ended June 30, 2026 and 2025 was 16.9% and 16.5%, respectively.

Liquidity and Capital Resources

As of June 30, 2026, we had $417.3 million in cash and cash equivalents and no outstanding debt.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. We have letters of credit issued in the amount of $1.2 million as security for operating leases, and $5.4 million as security for customer contingency agreements. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. See “Note 10 – Commitments and Contingencies” in Part I, Item 1 “Financial Statements” of this Quarterly Report for more information regarding the purchase commitments.

Part I
Item 2

We also maintain a loan and security agreement (the “Loan Agreement”), dated November 3, 2023, with HSBC Bank USA, National Association, (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million with an accordion feature that provides up to $20.0 million of additional borrowing capacity we may draw upon at our request. The line bears interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carries an unused fee equal to 0.5%. The line will mature on November 3, 2026. We are required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio, tested by HSBC each quarter. Pursuant to the Loan Agreement, we pledged, assigned and granted HSBC a security interest in all shares of our subsidiaries, future proceeds, and assets as security for our obligations under the Loan Agreement. As of June 30, 2026, we are compliant with all covenants and had no borrowings outstanding under the Loan Agreement.

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

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$40,202	$20,765
Net cash used in investing activities	(3,432)	(18,184)
Net cash (used in) provided by financing activities	(99,686)	134,646

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $40.2 million, reflecting AvePoint’s net income of $42.8 million, adjusted for non-cash items of $5.3 million and net cash outflows of $7.9 million from changes in operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation and was partially offset by foreign currency remeasurement gains. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and an increase in deferred revenue, offset by an increase in prepaid expenses and other current assets primarily related to prepaid software maintenance and subscription, a decrease in accrued expenses primarily due to accrued bonuses, commissions and payroll taxes.

Net cash provided by operating activities for the six months ended June 30, 2025 was $20.8 million, reflecting AvePoint’s net income of $6.5 million, adjusted for non-cash items of $32.8 million and net cash outflows of $18.5 million from changes in operating assets and liabilities. The primary driver of non-cash items was stock-based compensation which reflects ongoing compensation and foreign currency remeasurement losses. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and a decrease in prepaid expenses and other current assets primarily related to prepaid rent, an increase in deferred revenue, offset by a decrease in accrued expenses primarily due to accrued bonuses, commissions and payroll taxes.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $3.4 million. It primarily consisted of $2.5 million of purchases of property and equipment, and $1.0 million from the capitalization of internal use software.

Net cash used in investing activities for the six months ended June 30, 2025 was $18.2 million. It primarily consisted of $14.9 million cash paid in business acquisitions, $2.5 million of purchases of property and equipment, and $0.8 million from the capitalization of internal use software.

Part I
Item 2

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $99.7 million, primarily consisting of $110.3 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the “Share Repurchase Program”), partially offset by $12.5 million of proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2025 was $134.6 million, primarily consisting of $157.7 million of proceeds from the exercises of warrants and $8.0 million of proceeds from the exercise of stock options, partially offset by $19.0 million in repurchases of common stock under the Share Repurchase Program and $12.1 million in the repurchase of the noncontrolling interest in MaivenPoint Pte. Ltd.

Indebtedness

Credit Facility

We maintain a line of credit under the Loan Agreement with HSBC, as lender. See “Note 7 - Line of Credit” in Part I, Item 1 “Financial Statements” of this Quarterly Report for more information.

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

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2032. As of June 30, 2026, the commitments related to these operating leases is $29.2 million, of which $11.7 million is due in the next twelve months.

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

Recently Issued and Adopted Accounting Pronouncements

For information about recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” in Part I, Item 1 “Financial Statements” of this Quarterly Report.

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $417.4 million as of June 30, 2026, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. As of June 30, 2026, we had no outstanding obligations under our line of credit with HSBC under the Loan Agreement. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operations.

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

Revenues denominated in the U.S. Dollar as a percentage of total revenues were approximately 37% for the three months ended June 30, 2026. Expenses denominated in the U.S. Dollar as a percentage of total expenses were approximately 49% for the three months ended June 30, 2026.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in income from operations of approximately $2.3 million for the three months ended June 30, 2026. This analysis disregards that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits.

Part I

Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended June 30, 2026, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation.

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

Part II

Items 2, 3 and 4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2026, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On March 17, 2022, we announced that our Board of Directors authorized the Share Repurchase Program, which was renewed for an additional three years on February 25, 2025, and May 5, 2026. Under the Share Repurchase Program, we have the authority to buy up to $150 million of our common stock shares via acquisitions in the open market or privately negotiated transactions. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Purchases made pursuant to the Share Repurchase Program will be conducted in compliance with all applicable legal, regulatory, and internal policy requirements, including our Insider Trading Policy. We are not obligated to make purchases of, nor are we obligated to acquire any particular amount of, our common stock under the Share Repurchase Program. The Share Repurchase Program may be suspended or discontinued at any time.

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended June 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
April 1, 2026 - April 30, 2026	1,723,026	$9.8000	1,723,026	$22,886,921
May 1, 2026 - May 31, 2026	1,682,383	$10.3493	1,682,383	$135,111,682
June 1, 2026 - June 30, 2026	1,464,590	$10.8130	1,464,590	$119,275,062

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan Election

During the quarter ended June 30, 2026, no director or officer of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Part II

Item 6

Item 6. Exhibits

The following exhibits are filed as part of, furnished with, or incorporated by reference into, this Quarterly Report, in each case as indicated therein.

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

**

Furnished herewith. Any exhibit furnished herewith (including the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto) are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEPOINT, INC.

Date: August 6, 2026	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)