Form 10-Q
period 2026-09-30
AvePoint, Inc.
filed 2026-11-05
CIK 1777921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, there were 210,076,688 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AVEPOINT, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2026

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of AvePoint, Inc. (hereinafter referred to as the “Company,” “AvePoint,” “we,” “us” and “our”) includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, as well as descriptions of the risks and uncertainties that could cause actual results and events to differ materially, may appear throughout this Quarterly Report, including in the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report), and “Risk Factors” (Part II, Item 1A of this Quarterly Report). These risks and uncertainties also include, but are not limited to, those described from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AvePoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$410,730	$481,060
Accounts receivable, net	109,371	124,526
Prepaid expenses and other current assets	28,964	19,726
Total current assets	549,065	625,312
Property and equipment, net	7,350	6,020
Goodwill	37,192	37,986
Intangible assets, net	10,912	12,052
Operating lease right-of-use assets	28,835	16,824
Deferred contract costs	77,650	71,257
Other assets	51,390	19,730
Total assets	$762,394	$789,181
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,730	$3,805
Accrued expenses and other current liabilities	81,606	84,191
Current portion of deferred revenue	197,502	185,696
Total current liabilities	282,838	273,692
Long-term operating lease liabilities	18,143	9,949
Long-term portion of deferred revenue	16,074	15,260
Other liabilities	8,985	11,581
Total liabilities	326,040	310,482
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized, 210,028 and 215,076 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	21	22
Additional paid-in capital	962,954	980,389
Accumulated other comprehensive income	6,987	8,366
Accumulated deficit	(533,608)	(510,078)
Total stockholders’ equity	436,354	478,699
Total liabilities and stockholders’ equity	$762,394	$789,181

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
SaaS	$105,489	$83,982	$297,382	$230,241
Term license and support	8,896	11,980	28,460	35,380
Services	16,719	13,766	46,999	39,189
Total revenue	131,104	109,728	372,841	304,810
Cost of revenue:
SaaS	19,057	14,596	53,579	41,156
Term license and support	345	294	1,014	1,394
Services	17,047	13,255	47,218	35,973
Total cost of revenue	36,449	28,145	101,811	78,523
Gross profit	94,655	81,583	271,030	226,287
Operating expenses:
Sales and marketing	47,754	35,593	135,306	105,888
General and administrative	19,284	23,925	54,833	62,304
Research and development	16,167	13,936	46,490	39,585
Total operating expenses	83,205	73,454	236,629	207,777
Income from operations	11,450	8,129	34,401	18,510
Other income, net	3,920	4,678	9,517	6,024
Income before income taxes	15,370	12,807	43,918	24,534
Income tax (benefit) expense	(2,566)	(210)	(16,838)	5,058
Net income	$17,936	$13,017	$60,756	$19,476
Net income attributable to noncontrolling interest	—	—	—	321
Net income available to common stockholders	$17,936	$13,017	$60,756	$19,155
Net income per share:
Basic	$0.09	$0.06	$0.29	$0.09
Diluted	$0.08	$0.06	$0.27	$0.08
Weighted average shares outstanding:
Basic	210,510	212,001	211,317	205,049
Diluted	221,993	232,897	223,485	228,985

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$17,936	$13,017	$60,756	$19,476
Other comprehensive income (loss) net of taxes
Unrealized (loss) gain on available-for-sale securities	(5)	45	(33)	28
Foreign currency translation adjustments	1,316	(916)	(1,346)	6,215
Total other comprehensive income (loss)	1,311	(871)	(1,379)	6,243
Total comprehensive income	$19,247	$12,146	$59,377	$25,719
Comprehensive income attributable to noncontrolling interest	—	—	—	432
Total comprehensive income available to common stockholders	$19,247	$12,146	$59,377	$25,287

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2026	211,430,823	$21	$962,907	$(531,730)	$5,676	$436,874
Proceeds from exercise of options	220,307	—	704	—	—	704
Common stock issued upon vesting of restricted stock units	718,565	—	—	—	—	—
Stock-based compensation expense	—	—	10,079	—	—	10,079
Repurchase and retirement of common stock	(2,341,718)	—	(10,736)	(19,814)	—	(30,550)
Comprehensive income:
Net income	—	—	—	17,936	—	17,936
Unrealized loss on available-for-sale securities	—	—	—	—	(5)	(5)
Foreign currency translation adjustments	—	—	—	—	1,316	1,316
Balance, September 30, 2026	210,027,977	$21	$962,954	$(533,608)	$6,987	$436,354

	Three Months Ended September 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2025	211,138,994	$21	$953,446	$(517,947)	$7,615	$443,135
Proceeds from exercise of options	183,478	—	490	—	—	490
Common stock issued upon vesting of restricted stock units	1,035,332	—	—	—	—	—
Stock-based compensation expense	—	—	10,678	—	—	10,678
Proceeds from exercise of warrants	758,100	—	8,718	—	—	8,718
Redemption of warrants	—	—	(2)	—	—	(2)
Repurchase and retirement of common stock	(528,132)	—	(2,412)	(5,944)	—	(8,356)
Comprehensive income:
Net income	—	—	—	13,017	—	13,017
Unrealized gain on available-for-sale securities	—	—	—	—	45	45
Foreign currency translation adjustments	—	—	—	—	(916)	(916)
Balance, September 30, 2025	212,587,772	$21	$970,918	$(510,874)	$6,744	$466,809

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2025	215,076,033	$22	$980,389	$(510,078)	$8,366	$478,699
Proceeds from exercise of options	4,467,269	—	13,189	—	—	13,189
Common stock issued upon vesting of restricted stock units	3,109,350	—	—	—	—	—
Stock-based compensation expense	—	—	26,921	—	—	26,921
Repurchase and retirement of common stock	(12,624,675)	(1)	(57,545)	(84,286)	—	(141,832)
Comprehensive income:
Net income	—	—	—	60,756	—	60,756
Unrealized loss on available-for-sale securities	—	—	—	—	(33)	(33)
Foreign currency translation adjustments	—	—	—	—	(1,346)	(1,346)
Balance, September 30, 2026	210,027,977	$21	$962,954	$(533,608)	$6,987	$436,354

	Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, December 31, 2024	194,070,512	$19	$779,007	$(510,448)	$576	$1,794	$270,948
Proceeds from exercise of options	1,679,075	—	8,519	—	—	—	8,519
Common stock issued upon vesting of restricted stock units	3,956,586	—	—	—	—	—	—
Stock-based compensation expense	—	—	31,441	—	—	—	31,441
Repurchase of noncontrolling interest	—	—	(9,958)	—	36	(2,226)	(12,148)
Reclassification of warrant liabilities	—	—	1,452	—	—	—	1,452
Proceeds from exercise of warrants	14,625,054	2	168,187	—	—	—	168,189
Redemption of warrants	—	—	(2)	—	—	—	(2)
Repurchase and retirement of common stock	(1,743,455)	—	(7,728)	(19,581)	—	—	(27,309)
Comprehensive income:
Net income	—	—	—	19,155	—	321	19,476
Unrealized gain on available-for-sale securities	—	—	—	—	28	—	28
Foreign currency translation adjustments	—	—	—	—	6,104	111	6,215
Balance, September 30, 2025	212,587,772	$21	$970,918	$(510,874)	$6,744	$—	$466,809

See accompanying notes.

AvePoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net income	$60,756	$19,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,151	4,642
Operating lease right-of-use assets expense	7,749	6,400
Foreign currency remeasurement (gain) loss	(2,174)	4,302
Stock-based compensation	26,921	31,441
Deferred income taxes	(27,078)	(3,617)
Allowance for credit loss on notes receivables	—	4,037
Other	789	78
Change in value of warrant liabilities	—	(408)
Changes in operating assets and liabilities:
Accounts receivable	14,270	2,210
Prepaid expenses and other current assets	(1,986)	(972)
Deferred contract costs and other assets	(11,623)	(8,616)
Accounts payable, accrued expenses and other current liabilities, and other liabilities	(7,775)	(9,582)
Operating lease liabilities	(7,412)	(6,585)
Deferred revenue	14,050	12,792
Net cash provided by operating activities	71,638	55,598
Investing activities
Maturities of investments	185	140
Purchases of investments	(7,409)	(140)
Capitalization of internal-use software	(1,572)	(1,162)
Purchase of property and equipment	(3,964)	(2,986)
Cash paid in business combinations, net of cash acquired	—	(14,893)
Net cash used in investing activities	(12,760)	(19,041)
Financing activities
Purchase of common stock	(141,255)	(27,309)
Proceeds from warrant exercises	—	168,189
Proceeds from stock option exercises	13,189	8,519
Funds held on behalf of others	—	6,064
Repurchase of noncontrolling interest	(1,843)	(12,148)
Other financing activities	(5)	(7)
Net cash (used in) provided by financing activities	(129,914)	143,308
Effect of exchange rates on cash	706	1,040
Net (decrease) increase in cash and cash equivalents	(70,330)	180,905
Cash and cash equivalents at beginning of period	481,060	290,735
Cash and cash equivalents at end of period	$410,730	$471,640
Supplemental disclosures of cash flow information
Income taxes paid	$12,939	$4,700
Unpaid purchase consideration transferred in connection with the business combination	$—	$5,499

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

In the opinion of management, these financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2026.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Comparative Data

The Company identified a misclassification of cash flows related to the May 2025 repurchase of non-controlling interests in previously issued financial statements. The prior period has been corrected to reclassify $12.1 million of cash flows for the nine months ended September 30, 2025 from net cash used in investing activities to net cash provided by financing activities. The reclassification affects only the presentation of the condensed consolidated statement of cash flows and had no impact on the condensed consolidated balance sheets, statements of income (loss), or statements of stockholders’ equity. The classification was appropriately presented in the Annual Report.

Additionally, certain amounts from prior periods have been reclassed to conform to the current period presentation, including:

•	The reclassification of maintenance revenue to be included in term license and support revenue on the condensed consolidated statements of income for the three and nine months ended September 30, 2025;
•	The reclassification of maintenance cost of revenue to be included in term license and support cost of revenue on the condensed consolidated statements of income for the three and nine months ended September 30, 2025; and
•	The reclassification of operating lease liabilities from accounts payable, accrued expenses, other current liabilities, operating lease liabilities and other liabilities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2025.

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

Cash and Cash Equivalents

The Company maintains cash and cash equivalents with several high credit-quality financial institutions. The Company considers its investments with original maturities of three months or less to be cash equivalents. These investments are not subject to significant market risk. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company maintains cash balances used in operations at entities based in countries that impose regulations that limit the ability to transfer cash out of the country. As of September 30, 2026 and December 31, 2025, the Company’s cash balances at these entities were $10.3 million and $20.0 million, respectively. For purposes of the condensed consolidated statements of cash flows, cash includes all amounts in the condensed consolidated balance sheets captioned cash and cash equivalents.

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

No events or circumstances have changed since any of the Company’s acquisitions that would indicate that the fair value of the Company’s reporting unit is below its carrying amount. No impairment was deemed necessary as of September 30, 2026 or  December 31, 2025.

Deferred Contract Costs

The Company defers sales commissions that are considered to be incremental and recoverable costs of obtaining or renewing SaaS, term license and support, and services contracts. Changes in the anticipated period of asset benefit or the average renewal term are recognized on a prospective basis upon occurrence.

Amortization of deferred contract costs of $6.5 million and $19.2 million for the three and nine months ended September 30, 2026, respectively, and $5.7 million and $16.7 million for the three and nine months ended  September 30, 2025, respectively, is included as a component of sales and marketing expenses in the Company’s condensed consolidated statements of income.

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

Services revenue includes revenue derived from the implementation of software, training, consulting, migrations, license customization, and managed services. Services revenue is recognized by applying a measure of progress, such as labor hours, to determine the percentage of completion of each contract, with the exception of managed services, which is recognized ratably on a straight-line basis over the contract term.

Term license and support revenue recognized at a point in time was $5.3 million and $17.1 million for the three and nine months ended September 30, 2026, respectively, and $7.5 million and $19.7 million for the three and nine months ended  September 30, 2025, respectively. The remaining revenue amount is recognized over time.

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

The Company records deferred revenue in the condensed consolidated balance sheets when cash is collected or invoiced before revenue is earned. Revenue recognized that was included in the deferred revenue balance at the beginning of the period was $163.2 million for the nine months ended September 30, 2026.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The opening and closing balances of the Company’s accounts receivable, net, deferred revenue and deferred contract costs are as follows:

	Accounts		Deferred
	receivable,	Deferred	contract
	net (1)	revenue	costs
	(in thousands)
Balance, December 31, 2025	$135,089	$200,956	$71,257
Balance, September 30, 2026	123,097	213,576	77,650

(1) Includes long-term unbilled receivables included in other assets within the condensed consolidated balance sheets.

There were no significant changes to the Company’s contract assets or liabilities during the nine months ended September 30, 2026 and the year ended December 31, 2025 outside of its sales activities.

As of September 30, 2026, transaction price allocated to remaining performance obligations, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, was $577.5 million, of which $500.3 million is related to SaaS and term license and support revenue. The Company expects to recognize approximately 60% of the total transaction price allocated to remaining performance obligations over the next twelve months and the remainder thereafter.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. To date, the Company has issued stock options, restricted stock units and rights to purchase shares of the Company’s common stock under its employee stock purchase plan. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes the cost ratably over the requisite service period, net of actual forfeitures in the period.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Business Combination

Mandatorily Redeemable Noncontrolling Interest

On January 29, 2025, the Company consummated its acquisition of 80% of the outstanding shares of Ydentic Holding B.V., which owns 100% of the outstanding equity interests of Ydentic B.V. (together, “Ydentic”). The acquisition was made pursuant to the Share Purchase Agreement, by and among the Company and the former Ydentic shareholders. The Company completed the acquisition of Ydentic to further expand its SaaS solutions for providing robust, simple, centralized multi-tenant management for managed service providers (“MSPs”) that utilize Microsoft solutions. As part of the acquisition, the Company agreed to purchase the remaining 20% of the outstanding shares of Ydentic over the next three years. The unconditional purchase obligation is a liability-classified mandatorily redeemable noncontrolling interest with subsequent measurement at its estimated redemption value. The estimated fair value of the transaction consideration is approximately $20.4 million, consisting of $14.9 million in cash paid at closing and a $5.5 million unconditional purchase obligation with variability in the timing and amount of settlement.

In April 2026, the Company purchased one third of the remaining 20% of the outstanding shares of Ydentic for an aggregate cash purchase price of $1.8 million.

As of  September 30, 2026, the liability was $4.6 million, of which $2.3 million is included in accrued expenses and other current liabilities and $2.3 million is included in other liabilities within the condensed consolidated balance sheets. As of December 31, 2025, the liability was $6.2 million, of which $1.9 million is included in accrued expenses and other current liabilities and $4.3 million is included in other liabilities within the condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, the Company recorded interest income of $1.4 million and interest expense of $0.4 million, respectively, to adjust the redemption value of the mandatorily redeemable noncontrolling interest. During the three and nine months ended  September 30, 2025, the Company recorded interest income of $0.9 million and $0.1 million, respectively, to adjust the redemption value of the mandatorily redeemable noncontrolling interest. The interest income and expense is included in other income, net, within the condensed consolidated statements of income.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Goodwill

The changes in the carrying amounts of goodwill were as follows:

Goodwill
(in thousands)
Balance, December 31, 2025	$37,986
Effect of foreign currency translation	(794)
Balance, September 30, 2026	$37,192

5. Intangible Assets, Net

Intangible assets consist of acquired intangible assets and self-developed software.

A summary of the balances of the Company’s intangible assets as of  September 30, 2026 and  December 31, 2025 is presented below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	September 30, 2026			December 31, 2025
	(in thousands)
Technology and software	$16,291	$(8,155)	$8,136	$14,911	$(6,120)	$8,791
Customer related assets	4,767	(1,991)	2,776	4,890	(1,629)	3,261
Total	$21,058	$(10,146)	$10,912	$19,801	$(7,749)	$12,052

Amortization expense for intangible assets was $0.8 million and $2.5 million for the three and nine months ended September 30, 2026, and $0.8 million and $2.4 million for the three and nine months ended  September 30, 2025, respectively.

As of September 30, 2026, estimated future amortization expense for intangible assets, net is as follows:

Year Ending December 31:
(in thousands)
2026 (three months)	$855
2027	3,124
2028	2,583
2029	1,876
2030	1,392
Thereafter	1,082
Total intangible assets subject to amortization	$10,912

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accounts Receivable, Net

Accounts receivable, net, consists of the following components:

	September 30,	December 31,
	2026	2025
	(in thousands)
Trade receivables	$80,981	$98,102
Current unbilled receivables	29,167	27,162
Allowance for credit losses	(777)	(738)
	$109,371	$124,526

7. Line of Credit

The Company maintained a loan and security agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”), as lender, for a revolving line of credit of up to $30.0 million, with an accordion feature that provided up to $20.0 million of additional borrowing capacity available to the Company at its request. Of the $30.0 million line of credit, a sublimit of approximately $9.3 million was designated to facilitate the issuance of bank guarantees, including letters of credit. The line bore interest at a rate equal to term SOFR plus 3.0% to 3.3% depending on the Consolidated Total Leverage Ratio (as defined in the Loan Agreement). The line carried an unused fee at a rate equal to 0.5%. The line matured on November 3, 2026. The Company was required to maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Loan Agreement) as well as a maximum Consolidated Total Leverage Ratio. The Company pledged, assigned and granted HSBC a security interest in all shares of its subsidiaries, future proceeds and assets (except for excluded assets, including material intellectual property) as security for the performance of the Loan Agreement obligations.

On November 2, 2026, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent and lender, providing for a $100.0 million senior secured revolving line of credit (the “Revolving Facility”), which includes a $20.0 million sublimit for letters of credit. The Revolving Facility will mature on November 2, 2031. Borrowings under the Revolving Facility bear interest at a rate equal to term SOFR plus an applicable margin ranging from 1.25% to 1.75%, based on the Company’s Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The line carries an unused commitment fee ranging from 0.15% to 0.25%, also based on the Company’s Senior Secured Net Leverage Ratio. The Company is required to maintain a maximum Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) and a minimum Interest Coverage Ratio (as defined in the Credit Agreement). The Company pledged, assigned, and granted JPM a security interest in substantially all of its assets, including the equity of certain of its subsidiaries, as security for its obligations under the Credit Agreement.

8. Income Taxes

The Company had an effective tax rate of (16.7)% and (38.3)%for the three and nine months ended September 30, 2026, respectively, and (1.6)% and 20.6% for the three and nine months ended  September 30, 2025.

The change in the effective tax rates for the three and nine months ended September 30, 2026 compared with the corresponding periods in 2025, was primarily due to the mix of pre-tax income and losses across jurisdictions with different statutory tax rates, releases of valuation allowances in various jurisdictions, foreign inclusions, and stock-based compensation.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Leases

The Company is obligated under various non-cancelable operating leases primarily for office space. The initial terms of the leases expire on various dates through 2032. The Company determines if an arrangement is a lease at inception.

The components of the Company’s operating lease expenses are reflected in the condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Lease liability cost	$3,265	$2,373	$8,559	$6,709
Short-term lease expenses (1)	653	378	1,674	1,214
Variable lease cost not included in the lease liability (2)	154	142	425	336
Total lease cost	$4,072	$2,893	$10,658	$8,259

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

During the nine months ended September 30, 2026 and 2025, right-of-use assets obtained in exchange for new operating lease liabilities amounted to $19.8 million and $9.0 million, respectively.

Other information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$2,944	$2,216	$8,229	$6,840

As of September 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 3.3 years and a weighted average discount rate of 5.1%.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 3.1 years and a weighted average discount rate of 5.4%.

The maturity schedule of the operating lease liabilities as of September 30, 2026 is as follows:

Year Ending December 31:
(in thousands)
2026 (three months)	$3,372
2027	12,138
2028	7,448
2029	5,359
2030	2,958
Thereafter	1,315
Total future lease payments	32,590
Less: Present value adjustment	(2,669)
Present value of future lease payments (1)	$29,921

(1) Includes the current portion of operating lease liabilities of $11.8 million, which is reflected in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

As of  September 30, 2026, letters of credit have been issued in the amount of $1.6 million as security for operating leases. The letters of credit are secured by a sublimit of the Company’s line of credit (see “Note 7 - Line of Credit” for more information).

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

In  December 2024, the Company signed an unconditional purchase commitment in the amount of $15.0 million to purchase IT solutions over a five-year term. Under this agreement, payments are made upon access to the service. The agreement specified four minimum commitment periods. The minimum commitment payments are due at the end of each minimum commitment period. The Company paid $0.4 million and $1.0 million, respectively, during the three and nine months ended  September 30, 2026, and $0.3 million and $0.5 million, respectively, during the three and nine months ended  September 30, 2025, related to the December 2024 agreement.

In December 2025, the Company entered into a five-year agreement under which the Company committed to consume $340.0 million of eligible IT services from December 1, 2025 through November 30, 2030. The agreement includes a Year 1 minimum consumption milestone of $50.0 million, for which the vendor may invoice the Company for any shortfall as a prepayment that will be applied against future consumption. The Company paid $14.0 million and $46.3 million, respectively, during the three and nine months ended  September 30, 2026, related to the December 2025 agreement.

The Company is obligated to make the following future minimum payments under the non-cancellable terms of these contracts as of  September 30, 2026:

Years Ending December 31,
(in thousands)
2026 (three months)	$14,050
2027	2,574
2028	4,115
2029	6,676
2030	290,000
Thereafter	—
$317,415

In February 2024, the Company made a commitment to contribute $50.0 million to a growth equity fund. As of  September 30, 2026, this commitment remains outstanding (see “Note 12 - Growth Equity Fund” for more information).

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. Except for such claims that arise in the normal course of business, as of September 30, 2026, the Company was not a party to any other litigation.

Guarantees

In the normal course of business, customers in certain geographies or in highly regulated sectors occasionally require contingency agreements for the completion of service projects, the completion of which are secured by a sublimit of the Company’s line of credit (see “Note 7 - Line of Credit” for more information). As of September 30, 2026, letters of credit for customer-related contingency agreements have been issued in the amount of $5.4 million, as security for the agreements. These agreements have not had a material effect on the Company’s results of operations, financial position or cash flow.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Stockholders’ Equity

The Company has one class of capital stock: common stock. The following summarizes the terms of the Company’s capital stock.

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 1,000,000,000 shares of common stock at $0.0001 par value. There were 210,027,977 and 215,076,033 shares issued and outstanding as of  September 30, 2026 and December 31, 2025, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

Share Repurchase Program

On March 17, 2022, the Company announced that its Board of Directors authorized a three-year share repurchase program (the “Share Repurchase Program”), which was renewed for an additional three years on February 25, 2025, and May 5, 2026. Under the Share Repurchase Program, the Company has the authority to buy up to $150 million of its common stock via acquisitions in the open market or privately negotiated transactions. Purchases made pursuant to the Share Repurchase Program may be conducted in compliance with Exchange Act Rule 10b-18 and/or Exchange Act Rule 10b5-1. Any purchases made pursuant to the Share Repurchase Program are to be conducted in compliance with all other applicable legal, regulatory, and internal policy requirements, including the Company’s Insider Trading Policy. The Company is not obligated to make purchases of, nor is it obligated to acquire any particular amount of, common stock under the Share Purchase Program. The Share Repurchase Program may be suspended or discontinued at any time. During the nine months ended September 30, 2026, the Company repurchased and retired 12,624,675 shares at an average price of $11.23 per share. The shares were returned to the status of authorized but unissued shares. During the nine months ended  September 30, 2025, the Company repurchased and retired 1,743,455 shares at an average price of $15.66 per share.

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

As of  September 30, 2026, no portion of the Company’s $50.0 million commitment has been called or was callable.

As of  September 30, 2026 and December 31, 2025, an estimated payable of $1.6 million and $1.6 million, respectively, were included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-Based Compensation

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). As of September 30, 2026, 42,151,889 shares remained for future issuance under the 2021 Plan and 12,503,749 shares remained for future issuance under the 2021 ESPP. To date, the Company has issued stock options, restricted stock units and rights to purchase shares of the Company’s common stock under the 2021 ESPP only to employees, directors and consultants.

Total stock-based compensation expense was $10.1 million and $26.9 million for the three and nine months ended September 30, 2026, respectively, and was $10.7 million and $31.4 million for three and nine months ended  September 30, 2025, respectively.

Stock Options

The compensation costs for stock option awards are recognized using the straight-line attribution method over the requisite service period. Forfeitures are accounted for as they occur. Stock options vest over a four-year service period and expire on the tenth anniversary of the date of award.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 was $6.14.

The Company estimated the grant date fair value of these stock options using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 16,
2026
Expected life (in years)	6.1
Expected volatility	58.2%
Risk-free rate	3.9%
Dividend yield	—

A summary of the Company’s stock option activity during the nine months ended September 30, 2026 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life

Balance, January 1, 2026	18,435,493	$4.67	4.18
Granted	578,556	10.52	—
Exercised	(4,467,269)	2.95	—
Forfeited or expired	(60,560)	7.50	—
Balance, September 30, 2026	14,486,220	$5.44	4.13
Exercisable, September 30, 2026	13,457,392	$5.09	3.79

As of September 30, 2026, there was $5.4 million in unrecognized compensation costs related to all unvested options. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

As of  September 30, 2026, the Company had 14,486,220 options outstanding and 13,457,392 options exercisable with intrinsic values of $125.3 million and $121.0 million, respectively. During the nine months ended September 30, 2026, 4,467,269 options were exercised, with a total intrinsic value of $35.1 million.

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

A summary of the Company’s RSU activity during the nine months ended September 30, 2026 is as follows:

	Unvested PSUs	Unvested Time-Based RSUs
	Number of Shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested as of December 31, 2025	804,518	6,132,497	$9.28
Granted	1,298,240	3,662,556	10.46
Performance adjustment	166,634	—	7.46
Vested	(412,746)	(2,695,503)	8.32
Forfeited	(44,477)	(344,496)	9.80
Unvested as of September 30, 2026	1,812,169	6,755,054	$10.25

RSUs that vested during the nine months ended  September 30, 2026 had an aggregate fair value at vesting of $35.1 million. As of September 30, 2026, there was $77.1 million in unrecognized compensation costs specific to the unvested RSUs, to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

In May 2021, the Company’s Board of Directors approved the terms of the Company’s offerings under the 2021 ESPP, of which enrollment was made available to the Company’s eligible employees beginning in June 2026. Under the terms of the 2021 ESPP, eligible employees may enroll in a six-month offering period that begins in January and July of each year. Employees can elect to have up to 15% of their annual base salary, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The expense that is associated with the 2021 ESPP is recorded to stock-based compensation expense and is immaterial for the nine months ended September 30, 2026. No shares of the Company’s common stock have been issued under the 2021 ESPP prior to September 30, 2026.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis are classified in the categories described in the tables below:

	September 30, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$28,971	$—	$28,971
Money market funds	—	18,891	—	18,891
U.S. treasury bills	—	294,554	—	294,554
Prepaid expenses and other current assets:
Certificates of deposit (1)	—	7,588	—	7,588
Other assets:
Certificates of deposit (1)	—	225	—	225
Total	$—	$350,229	$—	$350,229
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (2)	$—	$—	$2,262	$2,262
Other liabilities:
Mandatorily redeemable noncontrolling interest (2)	—	—	2,106	2,106
Total	$—	$—	$4,368	$4,368

	December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents:
Certificates of deposit (1)	$—	$1,734	$—	$1,734
Money market funds	—	4,215	—	4,215
U.S. treasury bills	—	189,012	—	189,012
Prepaid expenses and other current assets:
Certificates of deposit (1)	—	213	—	213
Other assets:
Certificates of deposit (1)	—	206	—	206
Total	$—	$195,380	$—	$195,380
Liabilities:
Accrued expenses and other current liabilities:
Mandatorily redeemable noncontrolling interest (2)	$—	$—	$1,839	$1,839
Other liabilities:
Mandatorily redeemable noncontrolling interest (2)	—	—	3,704	3,704
Total	$—	$—	$5,543	$5,543

(1) The majority of certificates of deposit are foreign deposits.

(2) The fair value of mandatorily redeemable noncontrolling interest is based on discounted redemption value using risk-free rates offered for similar financing with the same remaining maturities.

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables summarize the Company’s available-for-sale securities measured at fair value as of  September 30, 2026 and December 31, 2025.

	September 30, 2026
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Losses
U.S. treasury bills	$294,582	$294,554	$(28)
Total	$294,582	$294,554	$(28)

	December 31, 2025
	(in thousands)
	Amortized Cost	Fair Value	Gross Unrealized Gains
U.S. treasury bills	$189,007	$189,012	$5
Total	$189,007	$189,012	$5

The contractual maturity of the available-for-sale securities held as of  September 30, 2026 and December 31, 2025 was within one year.

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

The following table sets forth the information about the Company’s reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:	$131,104	$109,728	$372,841	$304,810

Less:
People expenses	69,875	56,267	199,364	164,010
Stock-based compensation	10,079	10,678	26,921	31,441
Cloud and server hosting services expenses	15,552	11,825	43,478	32,019
Marketing expenses	4,087	2,943	13,013	10,756
Other segment items (1)	13,575	14,998	29,309	47,108
Net income	$17,936	$13,017	$60,756	$19,476

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

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenue. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
North America	$51,592	$43,094	$144,468	$119,117
EMEA	42,808	35,454	121,553	96,760
APAC	36,704	31,180	106,820	88,933
Total revenue	$131,104	$109,728	$372,841	$304,810

The following table sets forth revenue generated by countries which represent more than 10% of total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
United States	$50,035	$42,485	$140,419	$118,051
Germany	17,645	15,185	50,060	40,680
Singapore	15,835	12,900	46,304	38,205

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Other Income, Net

Other income, net, is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Change in value of warrant liabilities	$—	$—	$—	$408
Interest income, net (1)	1,412	2,385	173	3,457
Gain on securities (2)	2,785	2,000	7,993	5,906
Foreign currency exchange (loss) gain, net	(241)	(254)	1,308	(4,000)
Other, net	(36)	547	43	253
Other income, net	$3,920	$4,678	$9,517	$6,024

(1) Interest income, net includes interest expense to adjust the redemption value of the mandatorily redeemable noncontrolling interest (see “Note 3 - Business Combination” for more information).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Net income per share available to common stockholders
Numerator:
Net income	$17,936	$13,017	$60,756	$19,476
Net income attributable to noncontrolling interest	—	—	—	(321)
Total net income available to common stockholders	$17,936	$13,017	$60,756	$19,155
Denominator:
Weighted average common shares outstanding	210,510	212,001	211,317	205,049
Effect of dilutive securities
Stock options	8,400	15,985	9,406	16,430
RSUs	3,071	4,874	2,762	5,659
Warrants	—	37	—	1,847
ESPP	12	—	—	—
Weighted average diluted shares	221,993	232,897	223,485	228,985

Basic net income per share available to common stockholders	$0.09	$0.06	$0.29	$0.09
Diluted net income per share available to common stockholders	$0.08	$0.06	$0.27	$0.08

AvePoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table includes the total potentially dilutive securities for the three and nine months ended September 30, 2026 and 2025, which have been excluded from the computation of diluted net income per share as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	130	86	171	64
RSUs	159	3	333	3
ESPP	—	—	4	—
Total	289	89	508	67

18. Subsequent Events

No material subsequent events occurred since the date of the most recent balance sheet period reported other than those disclosed in “Note 7 - Line of Credit”.

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

Third Quarter 2026 Business Highlights

■	Total annual recurring revenue (“ARR”) increased 27% year-over-year to $495.1 million as of September 30, 2026; adjusted for FX, total ARR increased 25% year-over-year;
■	Total revenue increased 19% year-over-year to $131.1 million for the three months ended September 30, 2026, 20% on a constant currency basis;
■	SaaS revenue increased 26% year-over-year to $105.5 million for the three months ended September 30, 2026, 26% on a constant currency basis;
■	Announced Kinetic Classification and Rapid Recovery, new capabilities to the AvePoint Confidence Platform that bring continuous visibility and priority-based data restoration to AvePoint’s Trust Layer for AI;
■	Included in the 2026 Gartner® Magic Quadrant™ for AI Agent Management Platforms; and
■	Announced the AvePoint Trust Platform, which makes data AI-ready, governs every agent across its lifecycle, and keeps the business resilient when AI gets it wrong - independent of any single cloud, model, or AI provider.

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

	September 30,
	2026	2025
Total ARR ($ in mil)	$495.1	$390.0

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

As of September 30, 2026 and September 30, 2025, total ARR was $495.1 million and $390.0 million, respectively, representing growth of 27% year over year, and 25% when adjusted for FX.

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

Other Income, net	Other income, net, consists primarily of realized gains/losses for securities, foreign currency remeasurement gains/losses, and fair value adjustments on warrant liabilities.

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

Comparison of Three Months Ended September 30, 2026 and September 30, 2025

Revenue

The components of our revenue during the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$105,489	$83,982	$21,507	25.6%
Term license and support	8,896	11,980	(3,084)	(25.7)%
Services	16,719	13,766	2,953	21.5%
Total revenue	$131,104	$109,728	$21,376	19.5%

Total revenue increased 19.5% to $131.1 million for the three months ended September 30, 2026, primarily due to an increase in SaaS revenue, which increased 25.6% to $105.5 million and was driven by strong customer demand for our SaaS solutions. SaaS represented 80% of total revenue, up from 77% of total revenue in the prior year. The growth in total revenue was also due to an increase in services revenue, which grew 21.5% to $16.7 million. Services revenue is expected to fluctuate as the services generally are not recurring in nature.

Revenue by geographic region for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
North America	$51,592	$43,094	$8,498	19.7%
EMEA	42,808	35,454	7,354	20.7%
APAC	36,704	31,180	5,524	17.7%
Total	$131,104	$109,728	$21,376	19.5%

For the three months ended September 30, 2026, North America revenue increased 19.7% to $51.6 million, primarily driven by a 24.4%, or $8.8 million, increase in SaaS revenue. EMEA revenues increased 20.7% to $42.8 million, driven by a 26.2%, or $8.3 million, increase in SaaS revenue. APAC revenues increased 17.7% to $36.7 million, primarily driven by a 27.0%, or $4.5 million, increase in SaaS revenue, as well as a 14.1% or $1.6 million increase in services revenue.

On a constant currency basis, EMEA revenues increased 22.3%, while EMEA SaaS revenues increased 27.8%. On a constant currency basis, APAC revenues increased 18.4%, while APAC SaaS revenues increased 27.7%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$19,057	$14,596	$4,461	30.6%
Term license and support	345	294	51	17.3%
Services	17,047	13,255	3,792	28.6%
Total cost of revenue	$36,449	$28,145	$8,304	29.5%
Gross profit	94,655	81,583	13,072	16.0%
Gross margin	72.2%	74.4%	—	—

GAAP cost of revenue	$36,449	$28,145	$8,304	29.5%
Stock-based compensation expense	(429)	(409)	(20)	4.9%
Amortization of acquired intangible assets	(339)	(360)	21	(5.8)%
Non-GAAP cost of revenue	$35,681	$27,376	$8,305	30.3%
Non-GAAP gross profit	95,423	82,352	13,071	15.9%
Non-GAAP gross margin	72.8%	75.1%	—	—

Cost of revenue increased 29.5% to $36.4 million for the three months ended September 30, 2026, primarily driven by a $4.1 million increase in personnel costs and a $3.4 million increase from higher aggregate hosting costs resulting from increased SaaS revenue.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Sales and marketing	$47,754	$35,593	$12,161	34.2%
Percentage of revenue	36.4%	32.4%	—	—

GAAP sales and marketing	$47,754	$35,593	$12,161	34.2%
Stock-based compensation expense	(3,402)	(2,679)	(723)	27.0%
Amortization of acquired intangible assets	(135)	(117)	(18)	15.4%
Non-GAAP sales and marketing	$44,217	$32,797	$11,420	34.8%
Non-GAAP percentage of revenue	33.7%	29.9%	—	—

Sales and marketing expenses increased 34.2% to $47.8 million for the three months ended September 30, 2026, primarily driven by an $8.8 million increase in personnel costs and a $1.1 million increase in marketing spend.

General and Administrative

General and administrative expenses during the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
General and administrative	$19,284	$23,925	$(4,641)	(19.4)%
Percentage of revenue	14.7%	21.8%	—	—

GAAP general and administrative	$19,284	$23,925	$(4,641)	(19.4)%
Stock-based compensation expense	(4,332)	(5,515)	1,183	(21.5)%
Secondary listing costs	—	(2,941)	2,941	100.0%
Discontinuation of growth equity fund	—	(1,917)	1,917	100.0%
Non-GAAP general and administrative	$14,952	$13,552	$1,400	10.3%
Non-GAAP percentage of revenue	11.4%	12.4%	—	—

General and administrative expenses decreased 19.4% to $19.3 million for the three months ended September 30, 2026, primarily driven by a $1.2 million decrease in stock-based compensation expense, as well as the absence of $2.9 million in one-time secondary listing costs and $1.9 million in costs related to the discontinuation of the growth equity fund that were in the prior year period, partially offset by a combined $0.7 million increase in software maintenance and headcount-related expenses.

Part I
Item 2

Research and Development

Research and development expenses during the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Research and development	$16,167	$13,936	$2,231	16.0%
Percentage of revenue	12.3%	12.7%	—	—

GAAP research and development	$16,167	$13,936	$2,231	16.0%
Stock-based compensation expense	(1,916)	(2,075)	159	(7.7)%
Non-GAAP research and development	$14,251	$11,861	$2,390	20.2%
Non-GAAP percentage of revenue	10.9%	10.8%	—	—

Research and development expenses increased 16.0% to $16.2 million for the three months ended September 30, 2026, primarily driven by a $1.6 million increase in personnel costs.

Income Tax Provision

Income tax benefit during the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Income tax benefit	$(2,566)	$(210)	$(2,356)	1121.9%

Our income tax benefit for the three months ended September 30, 2026 was $2.6 million, compared to a tax benefit of $0.2 million for the three months ended September 30, 2025. The effective tax rate was (16.7)% for the three months ended September 30, 2026, compared to (1.6)% for the three months ended September 30, 2025. The change in effective tax rates was primarily due to the mix of pre-tax income and losses across jurisdictions with different statutory tax rates, releases of valuation allowances in various jurisdictions, foreign inclusions, and stock-based compensation.

Part I
Item 2

Comparison of Nine Months Ended September 30, 2026 and September 30, 2025

Revenue

The components of our revenue during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Revenue:
SaaS	$297,382	$230,241	$67,141	29.2%
Term license and support	28,460	35,380	(6,920)	(19.6)%
Services	46,999	39,189	7,810	19.9%
Total revenue	$372,841	$304,810	$68,031	22.3%

Total revenue increased 22.3% to $372.8 million for the nine months ended September 30, 2026, primarily due to an increase in SaaS revenue, which increased 29.2% to $297.4 million, and represented 80% of total revenue, up from 76% of total revenue in the prior year. The increase in SaaS revenue, which was driven by strong customer demand for our SaaS solutions, was partially offset by an expected decrease in term license and support revenues. The growth in total revenue was also due to an increase in services revenue, which grew 19.9% to $47.0 million. Services revenue is expected to fluctuate as the services generally are not recurring in nature.

Revenue by geographic region for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
North America	$144,468	$119,117	$25,351	21.3%
EMEA	121,553	96,760	24,793	25.6%
APAC	106,820	88,933	17,887	20.1%
Total	$372,841	$304,810	$68,031	22.3%

For the nine months ended September 30, 2026, North America revenue increased 21.3% to $144.5 million, driven by a 27.4%, or $27.0 million, increase in SaaS revenue, partially offset by a $3.4 million decrease in term license and support revenues. EMEA revenues increased 25.6% to $121.6 million, primarily driven by a 30.7%, or $26.3 million increase in SaaS revenue. APAC revenues increased 20.1% to $106.8 million, primarily driven by a 30.0%, or $13.9 million, increase in SaaS revenue and a 20.0% or $6.5 million increase in services revenue, partially offset by a $2.5 million decrease in term license and support revenues.

On a constant currency basis, EMEA revenues increased 21.7%, while EMEA SaaS revenues increased 26.6%. On a constant currency basis, APAC revenues increased 18.7%, while APAC SaaS revenues increased 28.7%.

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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue, gross profit, and gross margin during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Cost of revenue:
SaaS	$53,579	$41,156	$12,423	30.2%
Term license and support	1,014	1,394	(380)	(27.3)%
Services	47,218	35,973	11,245	31.3%
Total cost of revenue	$101,811	$78,523	$23,288	29.7%
Gross profit	271,030	226,287	44,743	19.8%
Gross margin	72.7%	74.2%	—	—

GAAP cost of revenue	$101,811	$78,523	$23,288	29.7%
Stock-based compensation expense	(1,146)	(1,150)	4	(0.3)%
Amortization of acquired intangible assets	(1,026)	(1,092)	66	(6.0)%
Non-GAAP cost of revenue	$99,639	$76,281	$23,358	30.6%
Non-GAAP gross profit	273,202	228,529	44,673	19.5%
Non-GAAP gross margin	73.3%	75.0%	—	—

Cost of revenue increased 29.7% to $101.8 million for the nine months ended September 30, 2026, primarily driven by a $10.7 million increase from higher aggregate hosting costs resulting from increased SaaS revenue and a $10.3 million increase in personnel costs.

Part I
Item 2

Operating Expenses

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Sales and marketing	$135,306	$105,888	$29,418	27.8%
Percentage of revenue	36.3%	34.7%	—	—

GAAP sales and marketing	$135,306	$105,888	$29,418	27.8%
Stock-based compensation expense	(8,869)	(7,847)	(1,022)	13.0%
Amortization of acquired intangible assets	(409)	(397)	(12)	3.0%
Non-GAAP sales and marketing	$126,028	$97,644	$28,384	29.1%
Non-GAAP percentage of revenue	33.8%	32.0%	—	—

Sales and marketing expenses increased 27.8% to $135.3 million for the nine months ended September 30, 2026, primarily driven by a $22.1 million increase in personnel costs and a $2.2 million increase in marketing spend.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
General and administrative	$54,833	$62,304	$(7,471)	(12.0)%
Percentage of revenue	14.7%	20.4%	—	—

GAAP general and administrative	$54,833	$62,304	$(7,471)	(12.0)%
Stock-based compensation expense	(11,613)	(15,849)	4,236	(26.7)%
Secondary listing costs	—	(2,941)	2,941	100.0%
Discontinuation of growth equity fund	—	(1,917)	1,917	100.0%
Non-GAAP general and administrative	$43,220	$41,597	$1,623	3.9%
Non-GAAP percentage of revenue	11.6%	13.6%	—	—

General and administrative expenses decreased 12.0% to $54.8 million for the nine months ended September 30, 2026, primarily driven by a $4.2 million decrease in stock-based compensation expense, as well as the absence of $2.9 million in one-time secondary listing costs and $1.9 million in costs related to the discontinuation of the growth equity fund that were in the prior year period, partially offset by a combined $0.9 million increase in software maintenance and headcount-related expenses.

Part I
Item 2

Research and Development

Research and development expenses during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Research and development	$46,490	$39,585	$6,905	17.4%
Percentage of revenue	12.5%	13.0%	—	—

GAAP research and development	$46,490	$39,585	$6,905	17.4%
Stock-based compensation expense	(5,293)	(6,595)	1,302	(19.7)%
Non-GAAP research and development	$41,197	$32,990	$8,207	24.9%
Non-GAAP percentage of revenue	11.0%	10.8%	—	—

Research and development expenses increased  17.4%  to $46.5  million for the  nine months ended September 30, 2026 , primarily driven by a $4.5 million increase in personnel costs and a $0.8 million increase in software maintenance expense.

Income Tax Provision

Income tax (benefit) expense during the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(16,838)	$5,058	$(21,896)	(432.9)%

Our income tax benefit for the nine months ended September 30, 2026 was $16.8 million, compared to a tax expense of $5.1 million for the nine months ended September 30, 2025. The effective tax rate was (38.3)% for the nine months ended September 30, 2026, compared to 20.6% for the nine months ended September 30, 2025. The change in effective tax rates was primarily due to the mix of pre-tax income and losses across jurisdictions with different statutory tax rates, releases of valuation allowances in various jurisdictions, foreign inclusions, and stock-based compensation.

Based on an assessment of all available positive and negative evidence, including our historical levels of income, expectations of future taxable income, future reversals of existing taxable temporary differences, and ongoing tax-planning strategies, management concluded that it was more likely than not that certain deferred tax assets would be realized. During the nine months ended September 30, 2026, we recorded an income tax benefit of $16.8 million, primarily attributable to the release of the valuation allowance on certain deferred tax assets, partially offset by U.S. and foreign taxes on pre-tax income across various jurisdictions. We continue to maintain valuation allowances against certain deferred tax assets in U.S. state and foreign jurisdictions.

Part I
Item 2

Non-GAAP Operating Income and Non-GAAP Operating Margin

The following table presents a reconciliation of non-GAAP operating income from the most comparable GAAP measure, operating income, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
GAAP operating income	$11,450	$8,129	$34,401	$18,510
GAAP operating margin	8.7%	7.4%	9.2%	6.1%
Add:
Stock-based compensation	10,079	10,678	26,921	31,441
Amortization of acquired intangible assets	474	477	1,435	1,489
Secondary listing costs	—	2,941	—	2,941
Discontinuation of growth equity fund	—	1,917	—	1,917
Non-GAAP operating income	$22,003	$24,142	$62,757	$56,298
Non-GAAP operating margin	16.8%	22.0%	16.8%	18.5%

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

GAAP operating margin for the three months ended September 30, 2026 and 2025 was 8.7% and 7.4%, respectively. Non-GAAP operating margin for the three months ended September 30, 2026 and 2025 was 16.8% and 22.0%, respectively. The year-over-year decrease in non-GAAP operating margin was primarily attributable to our plan to increase investments across the business in 2026.

GAAP operating margin for the nine months ended September 30, 2026 and 2025 was 9.2% and 6.1%, respectively. Non-GAAP operating margin for the nine months ended September 30, 2026 and 2025 was 16.8% and 18.5%, respectively.

Liquidity and Capital Resources

As of September 30, 2026, we had $410.7 million in cash and cash equivalents and no outstanding debt.

Our short-term liquidity needs primarily include working capital for sales and marketing, research and development, and continued innovation. We have letters of credit issued in the amount of $1.6 million as security for operating leases, and $5.4 million as security for customer contingency agreements. Our long-term capital requirements will depend on many factors, including our growth rate, levels of revenue, the expansion of sales and marketing activities, market acceptance of our platform, the results of business initiatives, and the timing of new product introductions. See “Note 10 – Commitments and Contingencies” in Part I, Item 1 “Financial Statements” of this Quarterly Report for more information regarding the purchase commitments.

Part I
Item 2

On November 2, 2026, we entered into a credit agreement with JPM providing for a $100.0 million senior secured revolving line of credit maturing on November 2, 2031 (the “Credit Agreement”), which replaced our prior $30.0 million revolving line of credit with HSBC. See “Note 7 – Line of Credit” in Part I, Item 1 “Financial Statements” and “Entry Into Credit Agreement” in Part II, Item 5 “Other Information” of this Quarterly Report for more information.

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

Cash Flows

The following table sets forth a summary of AvePoint’s cash flows for the periods indicated.

	Nine Months Ended
	September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$71,638	$55,598
Net cash used in investing activities	(12,760)	(19,041)
Net cash (used in) provided by financing activities	(129,914)	143,308

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $71.6 million, reflecting AvePoint’s net income of $60.8 million, adjusted for non-cash items of $11.4 million and net cash outflows of $0.5 million from changes in operating assets and liabilities. The primary drivers of non-cash items were stock-based compensation and was partially offset by deferred income taxes and foreign currency remeasurement gains. The drivers of changes in operating assets and liabilities are seasonal in nature. These drivers are related to a decrease in accounts receivable due primarily to the timing of customer invoices and an increase in deferred revenue, offset by an increase in prepaid expenses and other current assets primarily related to prepaid software maintenance and subscription, a decrease in accrued expenses primarily due to accrued bonuses, commissions and payroll taxes.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $12.8 million. It primarily consisted of $7.4 million of purchases of investments, $4.0 million of purchases of property and equipment, and $1.6 million from the capitalization of internal use software.

Net cash used in investing activities for the nine months ended September 30, 2025 was $19.0 million. It primarily consisted of $14.9 million cash paid in business acquisitions, $3.0 million of purchases of property and equipment, and $1.2 million from the capitalization of internal use software.

Part I
Item 2

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $129.9 million, primarily consisting of $141.3 million in repurchases of common stock under the previously announced Share Repurchase Program that authorizes us to repurchase up to $150 million of our common shares (the “Share Repurchase Program”), partially offset by $13.2 million of proceeds from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $143.3 million, primarily consisting of $168.2 million of proceeds from the exercises of warrants and $8.5 million of proceeds from the exercise of stock options and $6.1 million of funds held on behalf of others, partially offset by $27.3 million in repurchases of common stock under the Share Repurchase Program and $12.1 million in the repurchase of the noncontrolling interest in MaivenPoint Pte. Ltd.

Indebtedness

Credit Facility

We maintain a line of credit under the Credit Agreement with JPM, as lender. See “Note 7 - Line of Credit” in Part I, Item 1 “Financial Statements” and “Entry Into Credit Agreement” in Part II, Item 5 “Other Information” of this Quarterly Report for more information.

The Credit Agreement provides for a revolving line of credit of up to $100.0 million. Borrowings under the line bear interest at a rate equal to term SOFR plus an applicable margin ranging from 1.25% to 1.75% based on the Company’s Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). We are required to maintain a maximum Senior Secured Net Leverage Ratio and a minimum Interest Coverage Ratio (as defined in the Credit Agreement). The revolving line of credit carries an unused commitment fee ranging from 0.15% to 0.25%. Any proceeds of borrowings under the Credit Agreement will be used for working capital needs, refinancing existing debt, and general corporate purposes.

To date, we are in compliance with all covenants under the Credit Agreement and have not borrowed under the Credit Agreement.

Leasing Activities

We are obligated under various non-cancelable operating leases for office space. The initial terms of the leases expire on various dates through 2032. As of September 30, 2026, the commitments related to these operating leases is $32.6 million, of which $13.0 million is due in the next twelve months.

Operating Segment Information

We operate in one segment. Our products and services are sold throughout the world, through direct and indirect sales channels. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation or profitability by product or geography. See “Note 15 – Segment Information” in Part I, Item 1 “Financial Statements” of this Quarterly Report for more information.

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

Part I

Item 3

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We had cash and cash equivalents, marketable securities, and short-term deposits of $418.3 million as of September 30, 2026, which we hold for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material negative impact on our condensed consolidated financial statements. As of September 30, 2026, we had no outstanding obligations under our line of credit with HSBC under the Loan Agreement. The HSBC line of credit was subsequently replaced by a revolving line of credit with JPM. Borrowings under the new revolving facility bear interest at variable rates. Accordingly, if we incur borrowings under the facility, increases in interest rates could increase our interest expense and adversely affect our financial condition and results of operations.

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

Revenues denominated in the U.S. Dollar as a percentage of total revenues were approximately 37% for the three months ended September 30, 2026. Expenses denominated in the U.S. Dollar as a percentage of total expenses were approximately 49% for the three months ended September 30, 2026.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in income from operations of approximately $2.2 million for the three months ended September 30, 2026. This analysis disregards that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Concentration of Credit Risk

We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits.

Part I

Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (in his capacity as “Principal Executive Officer”) and our Chief Financial Officer (in his capacity as “Principal Financial and Accounting Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Items 1 and 1A

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we may be involved in various claims, negotiations, and legal actions. Except for such claims that arise in the normal course of business, as of and for the fiscal quarter ended September 30, 2026, we are not a party to any material asserted, ongoing, threatened, or pending claims, suits, assessments, proceedings, or other litigation.

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

Part II

Items 2, 3 and 4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2026, we did not issue any shares of our common stock or any other equity securities without registration under the Securities Act of 1933, as amended.

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

The following table presents information with respect to common stock shares repurchased under the Share Repurchase Program during the three months ended September 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of the Share Repurchase Program	Approximate dollar value of shares that may yet be purchased under the Share Repurchase Program(3)
July 1, 2026 - July 31, 2026	852,685	$12.5007	852,685	$108,615,923
August 1, 2026 - August 31, 2026	631,241	$13.2334	631,241	$100,262,489
September 1, 2026 - September 30, 2026	857,792	$13.2402	857,792	$88,905,125

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5

ITEM 5. OTHER INFORMATION

(a) Entry Into Credit Agreement

On November 2, 2026, the Company entered into (i) that certain Credit Agreement (the “Credit Agreement”), dated as of November 2, 2026, by and among the Company, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (“JPM”), and (ii) that certain Pledge and Security Agreement (the “Pledge and Security Agreement”), dated as of November 2, 2026, by and between the Company and JPM.

The Credit Agreement provides for a revolving line of credit of up to $100.0 million, which the Company may draw at its request. Borrowings under the line bear interest at a rate equal to term SOFR plus an applicable margin ranging from 1.25% to 1.75%, based on the Company’s senior secured net leverage ratio. The revolving line of credit carries an unused commitment fee ranging from 0.15% to 0.25%, also based on the Company’s senior secured net leverage ratio. The proceeds of borrowings under the Credit Agreement will be used for working capital needs, refinancing existing debt, and general corporate purposes. Currently, there is no outstanding balance under the revolving line of credit. The Company, on a consolidated basis with its subsidiaries, is required to maintain a minimum interest coverage ratio as well as a senior secured net leverage ratio that does not exceed a specified amount, each of which is tested each quarter. The revolving line of credit will mature on November 2, 2031.

Pursuant to the Pledge and Security Agreement, the Company pledged, assigned, and granted JPM a security interest in substantially all of its assets, including the equity of certain of its subsidiaries, as security for its obligations under the Credit Agreement. Further, the Credit Agreement requires that all domestic subsidiaries of the Company (other than immaterial subsidiaries and other excluded subsidiaries) guarantee the obligations under the Credit Agreement. As of the closing date, there are no subsidiary guarantors.

To date, the Company has not borrowed under the Credit Agreement.

The Credit Agreement and the Pledge and Security Agreement replace (i) the Loan and Security Agreement (the “Prior Loan Agreement”), dated as of November 3, 2023, by and between the Company and HSBC Bank USA, National Association (“HBSC”), which provided a revolving line of credit of up to $30.0 million, with an additional $20.0 million accordion feature for additional capital, (ii) the related Pledge Agreement, dated as of November 3, 2023, by and between the Company and HSBC, and (iii) the related Revolving Note, dated as of November 3, 2023, by and between the Company and HSBC, which were terminated on November 2, 2026. The Company did not have any borrowings outstanding under the Prior Loan Agreement at the time of the termination.

JPM and the other lenders party to the Credit Agreement and their respective affiliates have various relationships with the Company and its subsidiaries involving the provision of financial services, including cash management, investment banking and trust services. Likewise, HSBC and its affiliates have various similar relationships with the Company and its subsidiaries involving financial services.

The descriptions of the Credit Agreement and the Pledge and Security Agreement are qualified in their entirety by the full text of such agreements, copies of which are filed as Exhibit 10.1 and 10.2 hereto and are incorporated herein by reference.

(b) Rule 10b5-1 Plan Election

During the quarter ended September 30, 2026, no director or officer of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

In Part II, Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2025, we inadvertently omitted the disclosure of the following Rule 10b5-1 trading arrangement:

On December 16, 2025, Brian Michael Brown, our Chief Legal and Compliance Officer, and Secretary, adopted a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, providing for the sale from time to time of an aggregate of up to 420,000 shares of the Company’s common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 16, 2026, or earlier if all transactions under the trading arrangement are completed.

Part II

Item 6

Item 6. Exhibits

The following exhibits are filed as part of, furnished with, or incorporated by reference into, this Quarterly Report, in each case as indicated therein.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement dated as of November 2, 2026, by and among AvePoint, Inc., the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A.					X
10.2	Pledge and Security Agreement, dated as of November 2, 2026, by and between AvePoint, Inc. and JPMorgan Chase Bank, N.A.					X
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).					X

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

AVEPOINT, INC.

Date: November 5, 2026	/s/ Tianyi Jiang
	Name:	Tianyi Jiang
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	/s/ James Caci
	Name:	James Caci
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)